Form 10-Q
period 2008-03-31
American Realty Capital Trust, Inc.
filed 2008-05-14
CIK 1410997

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from _________ to __________

Commission file number: 333-145949

AMERICAN REALTY CAPITAL TRUST, INC.
(Exact name of registrant as specified in its charter)

Maryland	71-1036989
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
106 Old York Road Jenkintown, PA	19046
(Address of principal executive offices)	(Zip Code)

(215) 887-2189
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. .  See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer☐		Accelerated filer☐
Non-accelerated filer ☒	(Do not check if a smaller reporting company)	Smaller reporting company☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes ☒ No

The number of outstanding shares of the registrant’s common stock on May 14, 2008 was 775,985 shares.

AMERICAN REALTY CAPITAL TRUST, INC.

PART I - Financial Information

Item 1. Financial Statements

AMERICAN REALTY CAPITAL TRUST, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2008 (Unaudited)	December 31, 2007
ASSETS
Real estate investments, at cost:
Land	$7,088,620	$—
Buildings, fixtures and improvements	40,168,841	—
Acquired intangible lease assets	4,594,426	—
Total real estate investments, at cost	51,851,887	—
Less accumulated depreciation and amortization	(171,477)
Total real estate investments, net	51,680,410	—

Cash and cash equivalents	529,876	—
Prepaid expenses and other assets	600,184	938,157
Deferred financing costs, net	420,448	—
Total assets	$53,230,918	$938,157

LIABILITIES AND STOCKHOLDERS’ EQUITY

Mortgage and other notes payable	$41,918,796	$—
Related party revolving credit facility	4,000,000	—
Accounts payable and accrued expenses	1,195,160	453,832
Investor contributions held in escrow	1,461,315	—
Due to affiliates	697,629	284,825
Deferred rent and other liabilities	308,890	—
Total liabilities	49,581,790	738,657

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value; 240,000,000 shares authorized, 623,279 and 20,000 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	6,233	200
Additional paid-in capital	3,985,245	199,800
Accumulated deficit	(342,350)	(500)
Total stockholders’ equity	3,649,128	199,500
Total liabilities and stockholders’ equity	$53,230,918	$938,157

See accompanying notes to consolidated financial statements

AMERICAN REALTY CAPITAL TRUST, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

Three Months Ended March 31, 2008

Rental income	$214,426

Expenses
Property management fees to affiliate	4,262
General and administrative	188,827
Depreciation and amortization	171,477
Total operating expenses	364,566
Operating loss	(150,140)

Other income (expense)
Interest expense	(191,710)
Interest income	—
Total other income (expense)	(191,710)
Net loss	$(341,850)

Basic and diluted weighted average
common shares outstanding	134,013
Basic and diluted loss per share	$(2.55)

See accompanying notes to consolidated financial statements

AMERICAN REALTY CAPITAL TRUST, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock
	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance, December 31, 2007	20,000	$200	$199,800	$(500)	$199,500
Issuance of common stock, net of offering costs of $1,683,033	603,279	6,033	3,785,445	—	3,791,478
Net loss	—	—	—	(341,850)	(341,850)
Balance, March 31, 2008	623,279	$6,233	$3,985,245	$(342,350)	$3,649,128

See accompanying notes to consolidated financial statements

AMERICAN REALTY CAPITAL TRUST, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

Three Months Ended March 31,
2008

Cash flows from operating activities:
Net loss	$(341,850)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	144,023
Amortization of intangibles	27,454
Amortization of deferred finance charges	3,138
Changes in assets and liabilities:
Prepaid expenses and other assets	(1,023,770)
Accounts payable and accrued expenses	837,363
Deferred rent and other liabilities	308,890
Net cash used in operating activities	(44,752)
Cash flows from investing activities:
Investment in real estate and related assets	(2,543,774)
Net cash used in investing activities	(2,543,774)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	3,118,402
Net cash provided by financing activities	3,118,402

Net increase in cash and cash equivalents	529,876
Cash and cash equivalents, beginning of period	—
Cash and cash equivalents, end of period	$529,876

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Debt assumed in real estate acquisitions	$45,918,796
Common share issuance in real estate acquisition	$1,621,205
Investor contributions held in escrow	$1,461,315
Non-cash acquisition costs	$306,797

See accompanying notes to consolidated financial statement

AMERICAN REALTY CAPITAL TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)

Note 1 — Organization

American Realty Capital Trust, Inc. (the “Company”), incorporated on August 17, 2007, is a newly formed Maryland corporation that intends to qualify as a real estate investment trust (“REIT”) for federal income tax purposes beginning with the taxable year that will end December 31, 2008. On January 25, 2008, the Company commenced an initial public offering on a “best efforts” basis of up to 150,000,000 shares of common stock offered at a price of $10.00 per share, subject to certain volume and other discounts, pursuant to a Registration Statement on Form S-11 filed with the Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, as amended (the “Offering”). The Registration Statement also covered up to 25,000,000 shares available pursuant to a distribution reinvestment plan (the “DRIP”) under which our stockholders may elect to have their distributions reinvested in additional shares of the Company’s common stock at the greater of $9.50 per share or 95% of the estimated value of a share of common stock. The Company sold 20,000 shares to American Realty Capital II, LLC (the “Sponsor”) on August 17, 2007, at $10.00 per share. As of March 31, 2008, the Company issued 623,279 shares of Common stock for net offering proceeds of approximately $4.0 million, including 179,026 shares issued in connection with an acquisition in March 2008 - see Note 3 - Real Estate Acquisitions.

Substantially all of the Company’s business is conducted through American Realty Capital Operating Partnership, L.P. (the “OP”), a Delaware limited partnership. The Company is the sole general partner of and owns a 99.9% partnership interest in the OP. American Realty Capital Advisors, LLC (the “Advisor”), the Company’s affiliated advisor, is the sole limited partner and owner of 0.1% (minority interest) of the partnership interests of the OP. In March 2008, the OP issued to the Company 20,000 Operating Partnership units in exchange for $200,000. Additionally, in April 2008, the Advisor contributed $2,000 to the Operating Partnership in exchange for a 0.99% limited partner interest in the Operating Partnership. The limited partner interests have the right to convert Operating Partnerships units into cash or, at the option of the Company, an equal number of common shares of the Company, as allowed by the limited partnership agreement. The remaining rights of the limited partner interests are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the Operating Partnership’s assets.

The Company acquires and operates primarily commercial properties. All such properties may be acquired and operated by the Company alone or jointly with another party. As of March 31, 2008, the Company owned 16 properties comprising approximately 233,000 square feet of freestanding, single tenant commercial space concentrated in Pennsylvania. As of March 31, 2008, these properties were 100% occupied. The Company may also acquire mortgages secured by real estate, with a view towards acquiring such real estate.

The Company is managed by the Advisor and American Realty Capital Properties, LLC, which serves as the Company’s property manager (“Property Manager”). Realty Capital Securities, LLC (“Dealer Manager”), an affiliate of the Sponsor, serves as the dealer manager of the Company’s public offering. These related parties receive compensation and fees for services related to the offering and for the investment and management of the Company’s assets. These entities receive fees during the offering, acquisition, operational and liquidation stages. The compensation levels during the offering, acquisition and operational stages are discussed in Note 6 — Related Party Transactions.

The Company’s stock is not currently listed on a national securities exchange. The Company may seek to list its stock for trading on a national securities exchange only if a majority of its independent directors believe listing would be in the best interest of its stockholders. The Company does not intend to list its shares at this time. The Company does not anticipate that there would be any market for its common stock until its shares are listed for trading. In the event it does not obtain listing prior to the tenth anniversary of the completion or termination of the Offering, its charter requires that it either: (i) seek stockholder approval of an extension or amendment of this listing deadline; or (ii) seek stockholder approval to adopt a plan of liquidation of the corporation.

AMERICAN REALTY CAPITAL TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or consolidated pursuant to the rules and regulations of the Securities and Exchange Commission. Management believes, however, that the disclosures are adequate to make the information presented not misleading. The unaudited interim consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s annual report on Form S-11 for the period from August 17, 2007 (date of inception) to December 31, 2007. In management’s opinion, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position of the Company and the consolidated results of its operations and its cash flows, are included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

Basis of Accounting

The accompanying consolidated financial statements of the Company are prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management makes significant estimates regarding revenue recognition, investments in real estate, purchase price allocations and derivative financial instruments and hedging activities, as applicable.

 Real Estate Investments

The Company records acquired real estate at cost and makes assessments as to the useful lives of depreciable assets. The Company considers the period of future benefit of the asset to determine the appropriate useful lives. Depreciation is computed using a straightline method over the estimated useful life of 40 years for buildings, five to ten years for building fixtures and improvements and the remaining lease term for acquired intangible lease assets.

Allocation of Purchase Price of Acquired Assets

Upon the acquisition of real properties, it is the Company’s policy to allocate the purchase price of properties to acquired tangible assets, consisting of land, building, fixtures and improvements, and identified intangible lease assets and liabilities, consisting of the value of above-market and below-market leases, as applicable, other value of in-place leases and value of tenant relationships, based in each case on their fair values. The Company utilizes independent appraisals and information management obtained on each property as a result of pre-acquisition due diligence, as well as subsequent marketing and leasing activities, as applicable, to determine the fair values of the tangible assets of an acquired property (which includes land and building), amongst other market data.

The fair values of above-market and below-market in-place lease values are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (a) the contractual amounts to be paid pursuant to the in-place leases and (b) an estimate of fair market lease rates for the corresponding in-place leases, which is generally obtained from independent appraisals, measured over a period equal to the remaining non-cancelable term of the lease. The above-market and below-market lease values are capitalized as intangible lease assets or liabilities and amortized as an adjustment of rental income over the remaining terms of the respective leases.

The fair values of in-place leases include direct costs associated with obtaining a new tenant, opportunity costs associated with lost rentals which are avoided by acquiring an in-place lease, and tenant relationships. Direct costs associated with obtaining a new tenant include commissions, tenant improvements, and other direct costs and are estimated based on independent appraisals and management’s consideration of current market costs to execute a similar lease. These direct costs are included in acquired intangible lease assets in the accompanying consolidated balance sheet and are amortized to expense over the remaining terms of the respective leases. The value of opportunity costs is calculated using the contractual amounts to be paid pursuant to the in-place leases over a market absorption period for a similar lease. Customer relationships are valued based on expected renewal of a lease or the likelihood of obtaining a particular tenant for other locations. These intangibles will be included in intangible lease assets in the balance sheet and are amortized to expense over the remaining term of the respective leases.

AMERICAN REALTY CAPITAL TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)

The determination of the fair values of the assets and liabilities acquired requires the use of significant assumptions with regard to the current market rental rates, rental growth rates, discount rates and other variables. The use of inappropriate estimates would result in an incorrect assessment of the purchase price allocations, which could impact the amount of the Company’s reported net income. Initial purchase price allocations are subject to change until all information is finalized, which is generally within one year of the acquisition date.

As of March 31, 2008, acquired lease intangible assets consist only of in-place lease intangibles totaling $4,594,426 with accumulated amortization of $27,454.

Impairment of Long Lived Assets

The Company follows Statement of Financial Accounting Standard (“SFAS”) No.144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which establishes a single accounting model for the impairment or disposal of long-lived assets. SFAS No.144 requires that the operations related to properties that have been sold or properties that are intended to be sold be presented as discontinued operations in the statement of operations for all periods presented, and properties intended to be sold to be designated as “held for sale” on the balance sheet.

When circumstances indicate the carrying value of a property may not be recoverable, the Company reviews the asset for impairment. This review is based on an estimate of the future undiscounted cash flows, excluding interest charges, expected to result from the property’s use and eventual disposition. These estimates consider factors such as expected future operating income, market and other applicable trends and residual value, as well as the effects of leasing demand, competition and other factors. If impairment exists, due to the inability to recover the carrying value of a property, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property for properties to be held and used. For properties held for sale the impairment loss is the adjustment to fair value less estimated cost to dispose of the asset. These assessments have a direct impact on net income because recording an impairment loss results in an immediate negative adjustment to net income.

Investor contributions held in Escrow

The Company is currently engaged in a public offering of its common stock. Included in investor contributions held in escrow on the accompanying balance sheet is $1,461,315 of offering proceeds for which shares of common stock had not been issued as of March 31, 2008.

Redeemable Common Stock

The Company’s share redemption program provides that all redemptions during any calendar year, including those upon death or qualifying disability, are limited to those that can be funded with proceeds from the Company’s DRIP. In accordance with Accounting Series Release No. 268, “Presentation in Financial Statements of Redeemable Preferred Stock,” the Company accounts for proceeds received from its DRIP as redeemable common stock, outside of permanent equity. As of March 31, 2008 and December 31, 2007, the Company had not issued any common stock under the DRIP as no dividends are required to be paid until May 2008.

Revenue Recognition

Upon the acquisition of real estate, certain properties will have leases where minimum rent payments increase during the term of the lease. The Company will record rental revenue for the full term of each lease on a straightline basis. When the Company acquires a property, the term of existing leases is considered to commence as of the acquisition date for the purposes of this calculation. In accordance with Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements,” the Company will defer the recognition of contingent rental income, such as percentage rents, until the specific target that triggers the contingent rental income is achieved. Cost recoveries from tenants are included in tenant reimbursement income in the period the related costs are incurred, as applicable.

The Companies’ revenues, which are derived primarily from rental income, include rents that each tenant pays in accordance with the terms of each lease reported on a straightline basis over the initial term of the lease. Since many of the leases provide for rental increases at specified intervals, straightline basis accounting requires the Company to record a receivable, and include in revenues, unbilled rent receivables that the Company will only receive if the tenant makes all rent payments required through the expiration of the initial term of the lease.

The Company continually reviews receivables related to rent and unbilled rent receivables and determines collectibility by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectibility of a receivable is in doubt, the Company will record an increase in the allowance for uncollectible accounts or record a direct write-off of the receivable in the consolidated statements of operations.

Organization, Offering, and Related Costs

Organization and offering costs (other than selling commissions and the dealer manager fee) of the Company may be paid by the Advisor, the Dealer Manager or their affiliates on behalf of the Company. Such organization and offering costs include all expenses to be paid by the Company in connection with the Offering, including but not limited to (i) legal, accounting, printing, mailing, and filing fees; (ii)  escrow related fees; (iii) reimbursement of the Dealer Manager for amounts it may pay to reimburse the bona fide diligence expenses of broker-dealers; and (iv) reimbursement to the Advisor for the salaries of its employees and other costs in connection with preparing supplemental sales materials. Pursuant to the Advisory Agreement and the Dealer Manager Agreement, the Company is obligated to reimburse the Advisor or its affiliates, as applicable, for organization and offering costs paid by them on behalf of the Company, provided that the Advisor is obligated to reimburse the Company to the extent selling commissions, the dealer manager fee and other organization and offering costs incurred by the Company in the Offering exceed 15% of gross offering proceeds.

AMERICAN REALTY CAPITAL TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)

As a result, these costs are only a liability of the Company to the extent selling commissions, the dealer manager fee and other organization and offering costs do not exceed 15% of the gross proceeds of the Offering. Through March 31, 2008, the Company had issued 623,279 shares for gross offering proceeds of approximately $5.6 million and recorded offering costs of approximately $1.6 million and selling commissions and dealer manager fees of $0. The total shares issued includes 179,026 shares issued in connection with an acquisition - see Note 3. Organization costs are expensed as incurred within general and administrative expenses, and offering costs, which include selling commissions and dealer manager fees, are charged to stockholders’ equity as such amounts are reimbursed from the gross proceeds of the Offering.

 Reportable Segments

The Financial Accounting Standards Board (“FASB”) issued SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” which establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments. The Company determined that it has one reportable segment, with activities related to investing in real estate. The Company’s investments in real estate generate rental revenue and other income through the leasing of properties, which comprised 100% of our total consolidated revenues for the three-month period ended March 31, 2008. Although the Company’s investments in real estate will be geographically diversified throughout the United States, management evaluates operating performance on an individual property level. The Company’s properties have been aggregated into one reportable segment.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141, (revised 2007), “Business Combinations,” (“SFAS No. 141(R)”), which continues the evolution toward fair value reporting and significantly changes the accounting for acquisitions that close beginning in 2009, both at the acquisition date and in subsequent periods. SFAS No. 141(R) introduces new accounting concepts and valuation complexities, and many of the changes have the potential to generate greater earnings volatility after the acquisition. SFAS No. 141(R) applies to acquisitions on or after January 1, 2009 and will impact the Company’s reporting prospectively only.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS No. 157”), which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under Generally Accepted Accounting Principles (“GAAP”). As a result of SFAS No. 157 there is now a common definition of fair value to be used throughout GAAP. The FASB believes that the new standard will make the measurement of fair value more consistent and comparable and improve disclosures about those measures. The effective date of SFAS No. 157 is delayed for one year for certain nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Certain provisions of SFAS No. 157 are effective for the Company beginning in the first quarter of 2008. The adoption of SFAS No. 157 for financial assets and liabilities in the first quarter of 2008 did not have a material effect on the Company’s results of operations and financial position. The Company is currently evaluating the impact of adoption SFAS No. 157 for nonfinancial assets and liabilities, on its results of operations and financial position.

In February 2007, the FASB issued SFAS No. 159, “Fair Value Option for Financial Assets and Financial Liabilities,” (“SFAS No. 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective of SFAS No. 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 was effective for the Company beginning in the first quarter of 2008. The adoption of SFAS No. 159 did not have a material impact on the Company’s financial position, results of operations or cash flows in the first quarter of 2008.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51,” (“SFAS No. 160”), which requires companies to measure an acquisition of noncontrolling (minority) interest at fair value in the equity section of the acquiring entity’s balance sheet. The objective of SFAS No. 160 is to improve the comparability and transparency of financial data as well as to help prevent manipulation of earnings. The changes introduced by the new standards are likely to affect the planning and execution, as well as the accounting and disclosure, of merger transactions. The effective date to adopt SFAS No. 160 for the Company is January 1, 2009. The adoption of SFAS No. 160 is not expected to have a material effect on its results of operations and financial position.

AMERICAN REALTY CAPITAL TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)

Recent Accounting Pronouncements (continued)

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133,” (“SFAS No. 161”). SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, (“Accounting for Derivative Instruments and Hedging Activities”), with the intent to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flow. The provisions of SFAS No. 161 are effective for the Company beginning in the first quarter of 2009. The adoption of SFAS No. 161 is not expected to have a material effect on the Company’s results of operations and financial position.

Note 3 — Real Estate Acquisitions

During the three months ended March 31, 2008, the Company acquired 16 properties in two separate transactions. The following table presents the allocation of the assets acquired and liabilities assumed during the period:

Real estate investments, at cost:
Land	$7,088,620
Buildings, fixtures and improvements	40,168,841
47,257,461

Intangibles and other assets:
In-place leases	4,594,426

Total assets acquired	51,851,887

Liabilities assumed:
Mortgage notes	(37,965,000)
Related party note	(4,000,000)
Mezzanine financing	(3,953,796)
Investor contributions held in escrow	(1,461,315)
Other liabilities	(306,797)

Total liabilities assumed	(47,686,908)

Issuance of common shares	(1,621,205)

Cash paid	$2,543,774

AMERICAN REALTY CAPITAL TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)

During the three months ended March 31, 2008, the Company acquired the following properties:

Seller / Property Name	Acquisition Date	No. of Buildings	Square Feet	Purchase Price (1)

Federal Express Distribution Center	March 2008	1	55,440	$10,193,831
Harleysville National Bank Portfolio	March 2008	15	177,744	41,658,056

Total		16	233,184	$51,851,887

________________________

(1)	- Includes all acquisition costs, the value of acquired intangible lease assets and assumed liabilities.

In March 2008, the Company acquired a Federal Express Distribution center located in Pennsylvania from a related party - see Note 6. In connection with this transaction, the Company assumed a mortgage note obligation of $6,965,000, which bears interest at a fixed effective rate of 6.29%. This note is interest only through September 1, 2014 and then amortizes through September 1, 2037, with a final balloon payment due on such date. This property was acquired in exchange for 342,502 shares of common stock valued at approximately $3,083,000, of which, 179,026 shares were issued and outstanding as of March 31, 2008. The remainder of the shares was recorded as investor contributions held in escrow on the accompanying balance sheet and are expected to be issued within the next twelve months. The lease expires on November 30, 2018 and includes renewal options.

In March 2008, the Company acquired a fifteen building portfolio 100% leased to Harleysville National Bank from a related party - see Note 6. These properties are all located in Pennsylvania. In connection with this transaction, the Company assumed a mortgage note obligation of $31,000,000, which bears interest at a fixed effective rate of 6.59%. This note is interest only through January 1, 2011 and then amortizes through January 1, 2018, with a final balloon payment due on such date. In addition, the Company assumed a mezzanine financing obligation of approximately $3,954,000. This obligation bears interest at a fixed effective rate of 12.49% and matures in January 2009. The Company borrowed $4,000,000 from the Advisor under its short-term revolving credit facility in connection with this acquisition- see Note 4. The initial term of the master lease expires on December 31, 2022 and includes renewal options.

Note 4 — Mortgage and Other Notes Payable

As of March 31, 2008, the Company had total mortgage and other notes payable of $41,918,796. During the three months ended March 31, 2008, the Company incurred, or assumed, the following mortgage notes payable in connection with the real estate acquisitions described in Note 3 above:

Property	Encumbered Properties	Loan Amount	Effective Interest Rate		Interest Rate	Maturity

Federal Express Distribution Center	1
Mortgage		$6,965,000	6.29%		Fixed	September 2037

Harleysville National Bank Portfolio	15
Mortgage		31,000,000	6.59%	(1)	Fixed	January 2018
Mezzanine financing		3,953,796	12.49%		Fixed	January 2009

Total		$41,918,796

________________________

(1) - The effective interest rate resets at the end of year five to the then current 5-year Treasury rate plus 2.25%, but in no event will be less than 6.5%.

AMERICAN REALTY CAPITAL TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)

In addition, during the three months ended March 31, 2008, the OP entered into a revolving credit facility with the Advisor whereby the Advisor can lend to the OP up to $10,000,000 from time to time as needed to provide short-term financing relating to property acquisitions. Such borrowings need to be repaid within a six month period and will accrue interest at a commercially reasonable rate. In connection with the acquisition of the Harleysville National Bank portfolio outlined in Note 3, the Company borrowed $4.0 million, accruing interest at an annual rate of 8.0% and can be paid off without penalty.

The following table summarizes the scheduled aggregate principal repayments for the five years subsequent to March 31, 2008:

	Mortgage and Other Notes	Related Party Revolving Credit Facility	Total
2008	$-	$4,000,000	$4,000,000
2009	3,953,796	-	3,953,796
2010	-	-	-
2011	190,662	-	190,662
2012	794,312	-	794,312
2013 and thereafter	36,980,026	-	36,980,026

Total	$41,918,796	$4,000,000	$45,918,796

As of March 31, 2008, the Company was in compliance with the debt covenants under our loan agreements.

Note 5 — Commitments and Contingencies

Litigation

In the ordinary course of business, the Company may become subject to litigation or claims. There are no material legal proceedings pending or known to be contemplated against us.

Environmental Matters

In connection with the ownership and operation of real estate, the Company may potentially be liable for costs and damages related to environmental matters. The Company has not been notified by any governmental authority of any non-compliance, liability or other claim, and the Company is not aware of any other environmental condition that it believes will have a material adverse effect on the consolidated results of operations.

Note 6 — Related-Party Transactions and Arrangements

Certain affiliates of the Company receive, and will continue to receive, fees and compensation in connection with the sale of the Company’s common stock, and the acquisition, management and sale of the assets of the Company. The Dealer Manager receives, and will continue to receive, a selling commission of up to 7.0% of gross offering proceeds before reallowance of commissions earned by participating broker-dealers. The Dealer Manager reallows, and intends to continue to reallow, 100% of commissions earned to participating broker-dealers. In addition, the Dealer Manager will receive up to 3.0% of the gross proceeds from the Offering, before reallowance to participating broker-dealers, as a dealer-manager fee. The Dealer Manager, in its sole discretion, may reallow all or a portion of its dealer-manager fee to such participating broker-dealers, based on such factors as the volume of shares sold by such participating broker-dealers and marketing support incurred as compared to those of other participating broker-dealers. No selling commissions or dealer-manager fees are paid to the Dealer Manager in respect of shares sold under the DRIP. During the three months ended March 31, 2008, the Company paid no such commissions and fees to the Dealer Manager.

All organization and offering expenses associated with the sale of the Company’s common stock (excluding selling commissions and the dealer-manager fee) are paid for by the Advisor or its affiliates and are reimbursed by the Company up to 1.5% of gross offering proceeds. The Advisor receives an acquisition and advisory fee of 1.0% of the contract purchase price of each acquired property and will be reimbursed for acquisition costs incurred in the process of acquiring properties, but not to exceed 0.5% of the contract purchase price. In no event will the total of all fees and acquisition expenses payable with respect to a particular property or investment exceed 4.0% of the contract purchase price. During the three months ended March 31, 2008, the Company reimbursed the Advisor $119,207 and $0 for organizational and offering expenses and acquisition costs, respectively. The Company incurred acquisition advisory fees of $510,237 during the period, all of which was paid as of March 31, 2008.

AMERICAN REALTY CAPITAL TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)

The Advisor receives a financing coordination fee equal to 1.0% of the amount available under such financing. During the three months ended March 31, 2008, the Company incurred finance coordination fees of $379,650 payable to the Advisor, of which $69,650 was paid. The balance of $310,000 was recorded in due to affiliates on the accompanying balance sheet as of March 31, 2008.

The Company pays, and expects to continue to pay, its affiliated Property Manager fees for the management and leasing of the Company’s properties. Such fees equal 2.0% of gross revenues from our single tenant properties and 4.0% of the gross revenues from our multi-tenant properties, plus reimbursement of the Property Managers’ costs of managing the properties. In the event that the Property Manager assists a tenant with tenant improvements, a separate fee may be charged to the tenant by the Property Manager at a fee not to exceed 5.0% of the cost of such tenant improvements. The Property Manager will be paid leasing commissions at prevailing market rates and may also receive a fee for the initial leasing of newly constructed properties, which generally would equal one month’s rent. The aggregate of all property management and leasing fees paid to affiliates plus all payments to third parties will not exceed the amount that other nonaffiliated management and leasing companies generally charge for similar services in the same geographic location. The Property Manager may subcontract its duties for a fee that may be less than the fee provided for in the property management agreement. During the three months ended March 31, 2008, the Company paid the Property Manager $1,001 for property management fees. In addition, the Property Manager earned an additional property management fee of $3,261, which was paid to the Property Manager in April 2008.

The Company pays the Advisor an annualized asset management fee of 1.0% based on the aggregate contract purchase price of all properties. The asset management fee is payable quarterly in advance on the first day of the month following the end of each calendar quarter end. During the three months ended March 31, 2008, the Company paid no such fees to the Advisor. The Advisor has elected to waive its asset management fee for the three months ended March 31, 2008.

The Company will pay the Advisor a fee for substantial assistance in connection with the sale of properties. This brokerage commission, paid when the sale of a property occurs, may not exceed the lesser of one-half of a reasonable customary and competitive real estate commission or 3% of the contract price of each property sold, inclusive of commissions paid to third-party brokers; provided, however, in no event may the real estate commissions paid to the Advisor, its affiliates or unaffiliated third-parties exceed 6% of the contract price. During the three months ended March 31, 2008, the Company did not pay the Advisor any brokerage commissions.

If the Advisor or its affiliates provides a substantial amount of services, as determined by the Company’s independent directors, in connection with the sale of property, the Company will pay the Advisor a brokerage commission not to exceed the lesser of one-half of a reasonable, customary and competitive real estate commission or 3.0% of the contract price for the property sold, inclusive of any commission paid to outside brokers. In addition, after investors have received a return of their net capital contributions and a 6.0% annual cumulative, non-compounded return, then the Advisor is entitled to receive 15.0% of remaining net sale proceeds. During the three months ended March 31, 2008, the Company did not pay any fees or amounts to the Advisor relating to the sale of properties.

In the event the Company’s common stock is listed in the future on a national securities exchange, a subordinated incentive listing fee equal to 15.0% of the amount by which the market value of the Company’s outstanding stock plus all distributions paid by the Company prior to listing, exceeds the sum of the total amount of capital raised from investors plus an amount equal to a 6.0% annual cumulative, non-compounded return to investors will be paid to the Advisor.

In the event that the advisory agreement with the Advisor is terminated upon a change of control of the Company, by the Company without cause, or by the Advisor for good reason (as such terms may be defined in the definitive agreement memorializing the engagement of the Advisor by the Company), the Company shall pay the Advisor a termination fee not to exceed 15.0% of the amount, if any, by which the appraised value of the properties owned by the Company on the date of such termination, less amounts of all indebtedness secured by such properties exceeds the dollar amount equal to the sum of a 6.0% cumulative non-compound return on the Company's stockholders' net investment plus the amount of such investment.

 The Company may reimburse the Advisor for all expenses it paid or incurred in connection with the services provided to the Company, subject to the limitation that the Company does not reimburse for any amount by which its operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of (i) 2.0% of average invested assets, or (ii) 25% of net income other than any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of assets for that period. The Company will not reimburse for personnel costs in connection with services for which the Advisor receives acquisition fees or real estate commissions. During the three months ended March 31, 2008, the Company did not reimburse the Advisor for any such costs.

AMERICAN REALTY CAPITAL TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)

At March 31, 2008 and December 31, 2007, the Company had approximately $698,000 and $285,000, respectively, due to affiliates, which is included in due to affiliates in the accompanying consolidated balance sheets and is payable to the Advisor. At March 31, 2008, amounts due to affiliates consisted of amounts payable to the Advisor for deferred finance coordination and property management fees aggregating $314,000 and $384,000 relating to advances for general working capital purposes. In addition, at March 31, 2008, amounts due the Advisor included a short term bridge financing of $4,000,000 as outlined in Note 4.

The Company acquired 16 properties in two separate transactions during the quarter ended March 31, 2008 from related parties. A Federal Express distribution center was acquired on March 5, 2008. A sale leaseback transaction involving 15 properties 100% occupied by Harleysville National Bank occurred on March 12, 2008. These acquisitions were approved by the Company’s Board of Trustees; with two inside directors abstaining because the acquisition was an affiliated transaction. The Company acquired these assets at sellers’ cost, which did not exceed the fair market value of the properties as determined by a qualified independent appraiser.

Note 7 — Economic Dependency

Under various agreements, the Company has engaged or will engage the Advisor and its affiliates to provide certain services that are essential to the Company, including asset management services, supervision of the management and leasing of properties owned by the Company, asset acquisition and disposition decisions, the sale of shares of the Company’s common stock available for issue, as well as other administrative responsibilities for the Company including accounting services and investor relations.

As a result of these relationships, the Company is dependent upon the Advisor and its affiliates. In the event that these companies were unable to provide the Company with the respective services, the Company would be required to find alternative providers of these services.

Note 8 — Independent Directors’ Stock Option Plan

The Company has a stock option plan (the “Plan”), which authorizes the grant of nonqualified stock options to the Company’s independent directors, subject to the absolute discretion of the board of directors and the applicable limitations of the Plan. The Company intends to grant options under the Plan to each qualifying director annually. The exercise price for all stock options granted under the Plan will be fixed at $10.00 per share until the termination of our initial public offering, and thereafter the exercise price for stock options granted to our independent directors will be equal to the fair market value of a share on the last business day preceding the annual meeting of stockholders. As of March 31, 2008, the Company had granted options to purchase 9,000 shares at $10.00 per share, each with a two year vesting period. A total of 1,000,000 shares have been authorized and reserved for issuance under the Plan. The Company accounts for the issuance of stock options under SFAS No. 123R, “Share-Based Payment,” which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including stock options related to the Plan, based on estimated fair values.

During the three months ended March 31, 2008, 9,000 were granted and no options were forfeited, became vested, or were exercised. As of March 31, 2008, unvested options to purchase 9,000 shares at $10.00 per share remained outstanding with a weighted average contractual remaining life of approximately ten years. The total compensation charge relating to these option grants under SFAS No. 123R is immaterial.

Note 9 — Net Income (Loss) Per Share

The following is a reconciliation of the numerator and denominator of the basic and diluted net income (loss) per share computation for the three months ended March 31, 2008:

Basic and Diluted
Three Months Ended
March 31, 2008

Net loss	$(341,850)
Total weighted average common shares outstanding	134,013
Loss per share	$(2.55)

AMERICAN REALTY CAPITAL TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)

Note 10 — Subsequent Events

Sale of Shares of Common Stock

As of May 14, 2008, the Company had raised approximately $5,400,000 million of gross proceeds through the issuance of approximately 776,000 shares of its common stock under the Offering (including shares sold under the DRIP). As of May 14, 2008, approximately $1,492 million (149 million shares) remained available for sale to the public under the Initial Offering, exclusive of shares available under the DRIP.

Real Estate Acquisitions

The Company acquired the following properties subsequent to March 31, 2008:

Property	Acquisition Date	No. Of Buildings	Square Feet	Purchase Price (1)

Rockland Trust Company portfolio	May 2008	18	121,057	32,960,000

(1)	Includes all acquisition costs, the value of acquired intangible lease assets and assumed liabilities.

On May 2, 2008, the Company acquired an 18 building portfolio for a total purchase price of approximately $33.0 million, inclusive of closing costs and an acquisition fee, from Independent Bank Corp., which operates as the holding company for Rockland Trust Company and provides commercial banking, retail banking, and investment management services in Massachusetts. The properties consist of both operation centers and bank branches leased on a triple-net basis, with an aggregate weighted average lease term of 13.2 years, exclusive of certain lease extension provisions.

 Mortgage Notes Payable and other obligations

Subsequent to March 31, 2008, the Company incurred or assumed the following mortgage notes payable in connection with the real estate acquisitions described above:

Mortgage Debt	Type	Rate	Maturity Date

$ 24,412,500	Variable	30 Day LIBOR + 1.375% (1)	May 2013

(1)	The Company entered into a rate lock agreement to limit its interest rate exposure. The LIBOR floor and cap are 3.54% and 4.125% (initial year), respectively.

 In addition to the mortgage noted in the above table, the Company secured a mezzanine loan in the amount of $3,955,000. This obligation bears interest at an effective rate of 14.1% and matures in April 2009. This preferred equity investment is convertible into Operating Partnership units, valued at $9.00 per unit, on or before March 31, 2009, pursuant to a limited liability company agreement entered into between the OP and the unaffiliated third-party investor. Such Operating Partnership units are convertible into shares of stock in the REIT at the holders election. The Company borrowed $2,500,000 from the Advisor under its short-term revolving credit facility in connection with this acquisition - see Note 4. The initial term of the lease is 10 years for 7 properties and 15 years for 11 properties. Each location has four concurrent renewal options, each for a five-year term at the then prevailing market rate.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the accompanying financial statements of American Realty Capital Trust, Inc. and the notes thereto. As used herein, the terms “we,” “our” and “us” refer to American Realty Capital Trust, Inc., a Maryland corporation, and, as required by context, American Realty Capital Operating Partnership, L.P., a Delaware limited partnership, which we refer to as the “Operating Partnership” and to their subsidiaries. American Realty Capital Trust, Inc. is externally managed by the American Realty Capital Advisors, LLC (a Delaware limited liability company) or the “Advisor.”

Forward-Looking Statements

Certain statements included in this quarterly report on Form 10-Q are forward-looking statements. Those statements include statements regarding the intent, belief or current expectations of American Realty Capital Trust, Inc. and members of our management team, as well as the assumptions on which such statements are based, and generally are identified by the use of words such as “may,” “will,” “seeks,” “anticipates,” “believes,” “estimates,” “expects,” “plans,” “intends,” “should” or similar expressions. Actual results may differ materially from those contemplated by such forward-looking statements. Further, forward-looking statements speak only as of the date they are made, and we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time, unless required by law.

Following are some of the risks and uncertainties, although not all risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:

•	Neither we nor our Advisor have a prior operating history and our Advisor does not have any experience operating a public company. This inexperience makes our future performance difficult to predict.

•
All of our executive officers are also officers, managers and/or holders of a direct or indirect controlling interest in our Advisor, our dealer manager and other affiliated entities. As a result, our executive officers, our Advisor and its affiliates face conflicts of interest, including significant conflicts created by our Advisor’s compensation arrangements with us and other investors advised by American Realty Capital affiliates and conflicts in allocating time among us and these other investors. These conflicts could result in unanticipated actions.

•
Because investment opportunities that are suitable for us may also be suitable for other American Realty Capital-advised investors, our Advisor and its affiliates face conflicts of interest relating to the purchase of properties and such conflicts may not be resolved in our favor, meaning that we could invest in less attractive properties, which could reduce the investment return to our stockholders.

•
If we raise substantially less than the maximum offering in our ongoing initial public offering, we may not be able to invest in a diverse portfolio of real estate assets and the value of an investment in us may vary more widely with the performance of specific assets.

•
While we are raising capital and investing the proceeds of our ongoing initial public offering, the high demand for the type of properties we desire to acquire may cause our distributions and the long-term returns of our investors to be lower than they otherwise would.

•	We depend on tenants for our revenue, and, accordingly, our revenue is dependent upon the success and economic viability of our tenants.

•	Increases in interest rates could increase the amount of our debt payments and limit our ability to pay distributions to our stockholders.

All forward-looking statements should be read in light of the risks identified in our Registration Statement on Form S-11 for the period from August 17, 2007 (dated of inception) to December 31, 2007, filed with the SEC and the risks identified in this quarterly report.

Overview

We are a Maryland corporation that will elect to be taxed as a real estate investment trust, or REIT, beginning with the taxable year ending December 31, 2008. On September 10, 2007, we filed a registration statement on Form S-11 with the SEC to offer a minimum of 750,000 shares and a maximum of 150,000,000 shares of common stock for sale to the public. The SEC declared the registration statement effective on January 25, 2008, at which time we launched our ongoing initial public offering. On March 11, 2008, we broke escrow in our ongoing initial public offering and then commenced our real estate operations. As of March 31, 2008, we had issued 623,279 shares of common stock in our ongoing public offering for gross offering proceeds of approximately $4,018,000 excluding 179,026 shares of common stock issued in connection with the acquisition of a property. As of March 31, 2008, we had not redeemed any shares sold in our ongoing initial public offering pursuant to our share repurchase program. We are dependent upon the net proceeds from the offering to conduct our proposed operations.

We intend to use the proceeds of our ongoing initial public offering to acquire and manage a diverse portfolio of real estate properties consisting primarily of freestanding, single-tenant properties net leased to investment grade and other creditworthy tenants throughout the United States and Puerto Rico as well as certain other real-estate related investments. We plan to own substantially all of our assets and conduct our operations through our Operating Partnership, of which we are the sole general partner. We have no paid employees. Our advisor, American Realty Capital Advisors, LLC, conducts our operations and manages our portfolio of real estate investments.

As of March 31, 2008, we owned 16 properties compromising approximately 233,000 square feet, 100% leased with an initial weighted average remaining lease term of 14.0 years. In constructing our portfolio, we intend to target and derive approximately 50% to 60% of our revenues from investment-grade tenants. Additionally, we intend to target approximately 50% of our revenues from financial institutions.

We intend to continue our strategy of acquiring high quality, single tenant properties through sale leaseback transactions and marketed transactions with in-place long-term leases, and to finance our acquisitions with a combination of equity and debt. We expect to arrange long-term financing on both a secured and unsecured fixed rate basis. We intend to continue to grow our existing relationships and develop new relationships throughout various markets we serve, which we expect will lead to further acquisition opportunities.

Real estate-related investments are higher-yield and higher-risk investments that our advisor will actively manage. The real estate-related investments in which we may invest include: (i) mortgage loans; (ii) equity securities such as common stocks, preferred stocks and convertible preferred securities of real estate companies; (iii) debt securities such as mortgage-backed securities, commercial mortgages, mortgage loan participations and debt securities issued by other real estate companies; and (iv) certain types of illiquid securities, such as mezzanine loans and bridge loans. While we may invest in any of these real estate-related investments, we expect that the majority of these investments will consist of mezzanine loans and B-note obligations.

Significant Accounting Estimates and Critical Accounting Policies

Set forth below is a summary of the significant accounting estimates and critical accounting policies that management believes are important to the preparation of our consolidated financial statements. Certain of our accounting estimates are particularly important for an understanding of our financial position and results of operations and require the application of significant judgment by our management. As a result, these estimates are subject to a degree of uncertainty. These significant accounting estimates include:

Revenue Recognition

Our revenues, which are derived primarily from rental income, include rents that each tenant pays in accordance with the terms of each lease reported on a straightline basis over the initial term of the lease. Since many of our leases provide for rental increases at specified intervals, straightline basis accounting requires us to record a receivable, and include in revenues, unbilled rent receivables that we will only receive if the tenant makes all rent payments required through the expiration of the initial term of the lease.

We continually review receivables related to rent and unbilled rent receivables and determine collectibility by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectibility of a receivable is in doubt, we record an increase in our allowance for uncollectible accounts or record a direct write-off of the receivable in our consolidated statements of operations.

Investments in Real Estate

Investments in real estate are recorded at cost. Improvements and replacements are capitalized when they extend the useful life of the asset. Costs of repairs and maintenance are expensed as incurred. Depreciation is computed using the straightline method over the estimated useful life of up to 40 years for buildings and improvements, five to ten years for fixtures and improvements and the shorter of the useful life or the remaining lease term for tenant improvements and leasehold interests.

We are required to make subjective assessments as to the useful lives of our properties for purposes of determining the amount of depreciation to record on an annual basis with respect to our investments in real estate. These assessments have a direct impact on our net income because if we were to shorten the expected useful lives of our investments in real estate, we would depreciate these investments over fewer years, resulting in more depreciation expense and lower net income on an annual basis.

We follow Statement of Financial Accounting Standards (SFAS) No.144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which established a single accounting model for the impairment or disposal of long-lived assets including discontinued operations. SFAS No.144 requires that the operations related to properties that have been sold or properties that are intended to be sold be presented as discontinued operations in the statement of operations for all periods presented, and properties intended to be sold to be designated as “held for sale” on the balance sheet.

Long-lived assets are carried at cost and evaluated for impairment when events or changes in circumstances indicate such an evaluation is warranted or when they are designated as held for sale. Valuation of real estate is considered a “critical accounting estimate” because the evaluation of impairment and the determination of fair values involve a number of management assumptions relating to future economic events that could materially affect the determination of the ultimate value, and therefore, the carrying amounts of our real estate. Additionally, decisions regarding when a property should be classified as held for sale are also highly subjective and require significant management judgment.

Events or changes in circumstances that could cause an evaluation for impairment include the following:

•	a significant decrease in the market price of a long-lived asset;

•	a significant adverse change in the extent or manner in which a long-lived asset is being used or in its physical condition;

•	a significant adverse change in legal factors or in the business climate that could affect the value of a long-lived asset, including an adverse action or assessment by a regulator;

•	an accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of a long-lived asset; and

•
a current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset.

We review our portfolio on an on-going basis to evaluate the existence of any of the aforementioned events or changes in circumstances that would require us to test for recoverability. In general, our review of recoverability is based on an estimate of the future undiscounted cash flows, excluding interest charges, expected to result from the property’s use and eventual disposition. These estimates consider factors such as expected future operating income, market and other applicable trends and residual value expected, as well as the effects of leasing demand, competition and other factors. If impairment exists due to the inability to recover the carrying value of a property, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property. We are required to make subjective assessments as to whether there are impairments in the values of our investments in real estate. These assessments have a direct impact on our net income because recording an impairment loss results in an immediate negative adjustment to net income.

Purchase Price Allocation

Pursuant to SFAS No.141, “Business Combinations,” we follow the purchase method of accounting for all business combinations. To ensure that intangible assets acquired and liabilities assumed in a purchase method business combination can be recognized and reported apart from goodwill, we ensure that the applicable criteria specified in SFAS No.141 are met.

We allocate the purchase price of acquired properties to tangible and identifiable intangible assets acquired based on their respective fair values. Tangible assets include land, buildings, equipment and tenant improvements on an as-if vacant basis. We utilize various estimates, processes and information to determine the as-if vacant property value. Estimates of value are made using customary methods, including data from appraisals, comparable sales, discounted cash flow analysis and other methods. Identifiable intangible assets include amounts allocated to acquired leases for above- and below-market lease rates, the value of in-place leases, and the value of customer relationships.

Amounts allocated to land, buildings, equipment and fixtures are based on cost segregation studies performed by independent third-parties or on our analysis of comparable properties in our portfolio. Depreciation is computed using the straightline method over the estimated life of 40 years for buildings, five to ten years for building equipment and fixtures, and the lesser of the useful life or the remaining lease term for tenant improvements.

Above-market and below-market in-place lease values for owned properties are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between the contractual amounts to be paid pursuant to the in-place leases and management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. The capitalized above-market lease values are amortized as a reduction of rental income over the remaining non-cancelable terms of the respective leases. The capitalized below-market lease values are amortized as an increase to rental income over the initial term and any fixed-rate renewal periods in the respective leases. The aggregate value of intangible assets related to in-place leases is primarily the difference between the property valued with existing in-place leases adjusted to market rental rates and the property valued as if vacant. Factors considered by us in our analysis of the in-place lease intangibles include an estimate of carrying costs during the expected lease-up period for each property, taking into account current market conditions and costs to execute similar leases. In estimating carrying costs, we include real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up period, which typically ranges from six to 18 months. We also estimate costs to execute similar leases including leasing commissions, legal and other related expenses.

The aggregate value of intangibles assets related to customer relationship is measured based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with the tenant. Characteristics considered by us in determining these values include the nature and extent of our existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals, among other factors.

The value of in-place leases is amortized to expense over the initial term of the respective leases, which range primarily from two to 20 years. The value of customer relationship intangibles is amortized to expense over the initial term and any renewal periods in the respective leases, but in no event does the amortization period for intangible assets exceed the remaining depreciable life of the building. If a tenant terminates its lease, the unamortized portion of the in-place lease value and customer relationship intangibles is charged to expense.

In making estimates of fair values for purposes of allocating purchase price, we utilize a number of sources, including independent appraisals that may be obtained in connection with the acquisition or financing of the respective property and other market data. We also consider information obtained about each property as a result of our pre-acquisition due diligence, as well as subsequent marketing and leasing activities, in estimating the fair value of the tangible and intangible assets acquired and intangible liabilities assumed. The allocations presented in the accompanying consolidated balance sheets are substantially complete; however, there are certain items that we will finalize once we receive additional information. Accordingly, these allocations are subject to revision when final information is available, although we do not expect future revisions to have a significant impact on our financial position or results of operations.

Results of Operations

Three Months Ended March 31, 2008

We acquired 16 properties in two separate transactions during the quarter ended March 31, 2008. A Federal Express distribution center was acquired on March 5, 2008. A sale leaseback transaction involving 15 properties 100% occupied by Harleysville National Bank occurred on March 12, 2008. The property operating results outlined below relate to the partial period we owned these investment assets during the period.

Rental Income

Rental income of approximately $214,000 was recognized during the three months ended March 31, 2008. This rental income includes a partial month of revenue derived from the properties we acquired in March 2008.

Property Management Fees to Affiliate

Property management fees to affiliate of approximately $4,000 were incurred during the three months ended March 31, 2008. Such fees represent amounts paid to our affiliated property manager, American Realty Capital Properties, LLC, to manage and lease our properties.

General and Administrative Expenses

General and administrative expenses of approximately $189,000 were incurred during the three months ended March 31, 2008. The majority of such expenses included $119,000 reimbursed to the Advisor relating to various organizational costs, $31,000 of insurance expense amortization of our directors and officers’ insurance policy, $20,000 of board member compensation and $11,000 of professional fees.

Depreciation and Amortization Expense

Depreciation and amortization expense of approximately $171,000 was recognized during the three months ended March 31, 2008. This expense includes a partial month of depreciation and amortization incurred from the properties we acquired in March 2008.

Interest Expense

Interest expense of approximately $192,000 was recognized during the three months ended March 21, 2008. Such amount includes a partial month of interest expense relating to the debt incurred to fund a portion of the properties we acquired in March 2008.

Our property acquisitions during the three months ended March 31, 2008 were financed in part with short-term and long-term notes payable as discussed in Note 4 to our consolidated financial statements. Our interest expense in future periods will vary based on our level of future borrowings, which will depend on the level of proceeds raised in the Offering, the cost of borrowings, and the opportunity to acquire real estate assets which meet our investment objectives.

Cash Flows for the Three Months Ended March 31, 2008

During the three months ended March 31, 2008, net cash used in operating activities was approximately $45,000. The level of cash flows provided by (used in) operating activities is affected by both the timing of interest payments and amount of borrowings outstanding during the period. It is also affected by the receipt of scheduled rent payments and disbursement of deposits required in connection with property acquisitions. Prepaid expenses and other assets increased by approximately $1,024,000 principally resulting from payments for a $500,000 deposit on an acquisition that closed in May 2008 (Rockland Trust Company portfolio), $420,000 of finance coordination fees incurred during the period, net of amortization, as well as payments relating to annual Board of Trustee retainers and the partial funding of our Directors and Officers’ insurance policy. This amount is offset by the increase in accounts payable and accrued expenses of approximately $837,000, the majority of which relates to professional fees, accrued interest and finance coordination fees, as well as an increase in deferred rent and liabilities of approximately $309,000, primarily representing rent payments received in advance of the respective due date.

Net cash used in investing activities during the three months ended March 31, 2008 totaled approximately $2,544,000 relating to investment properties acquired during the period.

Net cash provided by financing activities totaled approximately $3,118,000 during the three months ended March 31, 2008. Such amount consisted of approximately $3,818,000 of proceeds received from the issuance of 424,253 shares of common stock, reduced by approximately $700,000 of related offering costs.

Liquidity and Capital Resources

We expect to continue to raise capital through the sale of our common stock and to utilize the net proceeds from the sale of our common stock and proceeds from secured financings to complete future property acquisitions. As of March 31, 2008, we had received and accepted subscriptions for 623,279 shares of common stock in our Offering for net proceeds of approximately $4.0 million.

 The amount of distributions payable to our stockholders is determined by our board of directors and is dependent on a number of factors, including funds available for distribution, financial condition, capital expenditure requirements, as applicable, and annual distribution requirements needed to qualify and maintain our status as a REIT under the Code. Operating cash flows are expected to increase as additional properties are acquired in our investment portfolio.

Our principal demands for funds will continue to be for property acquisitions, either directly or through investment interests, for the payment of operating expenses and distributions, and for the payment of interest on our outstanding indebtedness and other investments. Generally, cash needs for items other than property acquisitions are expected to be met from operations, and cash needs for property acquisitions are expected to be met from the public offering of our shares. However, there may be a delay between the sale of our shares and our purchase of properties, which could result in a delay in the benefits to our stockholders, if any, of returns generated from our operations. Our Advisor evaluates potential acquisitions of real estate and real estate related assets and engages in negotiations with sellers and borrowers on our behalf. Investors should be aware that after a purchase contract is executed that contains specific terms, the property will not be purchased until the successful completion of due diligence and negotiation of final binding agreements. During this period, we may decide to temporarily invest any unused proceeds from the Offering in certain investments that could yield lower returns than the properties. These lower returns may affect our ability to make distributions.

We expect to meet our future short-term operating liquidity requirements through net cash provided by our current property operations and the operations of properties to be acquired in the future. Management also expects that our properties will generate sufficient cash flow to cover operating expenses and the payment of a monthly distribution. Other potential future sources of capital include proceeds from secured or unsecured financings from banks or other lenders, proceeds from the sale of properties and undistributed funds from operations.

On February 25, 2008, the Board of Directors declared a dividend for each monthly period commencing 30 days subsequent to acquiring our initial portfolio of real estate investments, payable in cash on the 21st day following each month end to stockholders of record at the close of business each day during the applicable period. The dividend will be calculated based on stockholders of record each day during the applicable period at a rate of $0.00178082191 per day, and will equal a daily amount that, if paid each day for a 365-day period, would equal a 6.5% annualized rate based on the share price of $10.00.

The payment terms of our loan obligations vary. In general, interest only is payable monthly with all unpaid principal and interest due at maturity. Certain of our mortgage loans require principal repayment in subsequent years. Our loan agreements stipulate that we comply with specific reporting and financial covenants. As of March 31, 2008, we were in compliance with the debt covenants under our loan agreements.

As of March 31, 2008, we had cash and cash equivalents of approximately $530,000, which we expect to be used primarily to invest in additional real estate, pay operating expenses and pay stockholder distributions.

Contractual Obligations

The following is a summary of our contractual obligations as of March 31, 2008:

		Payments Due During the Years Ending December 31
Contractual Obligations	Total	Remainder of 2008	2009-2010	2011-2012	Thereafter
Outstanding debt obligations(1)	$41,918,796	$—	$3,953,796	$984,974	$36,980,026
Related party revolving credit facility	4,000,000	4,000,000	—	—	—
Purchase obligations	—	—	—	—	—
	$45,918,796	$4,000,000	$3,953,796	$984,974	$36,980,026

(1)
Amounts include principal payments only. We incurred interest expense of approximately $189,000 excluding amortization of deferred financing costs, during the three months ended March 31, 2008, and expect to incur interest in future periods on outstanding debt obligations.

Election as a REIT

We will elect to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code commencing with our taxable year ending December 31, 2008. If we qualify for taxation as a REIT, we generally will not be subject to federal corporate income tax to the extent we distribute our REIT taxable income to our stockholders, and so long as we distribute at least 90% of our REIT taxable income. REITs are subject to a number of other organizational and operational requirements. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property, and federal income and excise taxes on our undistributed income. We believe we are organized and operating in such a manner as to qualify to be taxed as a REIT for the taxable year ending December 31, 2009.

Inflation

Some of our leases contain provisions designed to mitigate the adverse impact of inflation. These provisions generally increase rental rates during the terms of the leases either at fixed rates or indexed escalations (based on the Consumer Price Index or other measures). We may be adversely impacted by inflation on the leases that do not contain indexed escalation provisions. In addition, our net leases require the tenant to pay its allocable share of operating expenses, including common area maintenance costs, real estate taxes and insurance. This may reduce our exposure to increases in costs and operating expenses resulting from inflation.

Related-Party Transactions and Agreements

We have entered into agreements with American Realty Capital II, LLC and its wholly-owned affiliates, whereby we pay certain fees or reimbursements to our Advisor or its affiliates for acquisition fees and expenses, organization and offering costs, sales commissions, dealer manager fees, asset and property management fees and reimbursement of operating costs. See Note 6 to our consolidated financial statements included in this report for a discussion of the various related-party transactions, agreements and fees.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to interest rate changes primarily as a result of long-term debt used to acquire properties.  Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, we may borrow at fixed rates or variable rates with the lowest margins available and in some cases, the ability to convert variable rates to fixed rates. With regard to variable rate financing, we will assess interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities.  At March 31, 2008, all of our borrowings were at fixed interest rates.

We do not have any foreign operations and thus we are not exposed to foreign currency fluctuations.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to, and none of our properties are subject to, any material pending legal proceedings.

Item 1A. Risk Factors

There have been no material changes from the risk factors set forth in our Annual Report on Form S-11 for period from August 17, 2007 (date of inception) to March 31, 2008.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Share Redemption Program

Our board of directors has adopted a share repurchase program that enables our stockholders to sell their shares to us in limited circumstances. In order to provide stockholders with the benefit of interim liquidity, stockholders who have held their shares for at least one year and who purchased their shares from us or received the shares through a non-cash transaction, not in the secondary market, may present all or a portion of the holder’s shares to us for repurchase. At that time, we may, subject to the conditions and limitations, redeem the shares presented for repurchase for cash to the extent that we have sufficient funds available to us to fund such repurchase. Upon the death or disability of a stockholder, upon request, we will waive the one-year holding requirement. Shares repurchased in connection with the death or disability of a stockholder will be repurchased at a purchase price equal to the price actually paid for the shares during the offering, or if not engaged in the offering, the current net asset value of the shares if higher. During any calendar year, the number of shares we will repurchase will be limited to the proceeds in the distribution reinvestment plan; provided, however, that shares subject to a repurchase requested upon the death or disability of a stockholder will not be subject to this cap. The cash available for repurchase of our shares will be limited to the proceeds from the sale of shares pursuant to our distribution reinvestment plan legally available for the repurchase of our stock.

No shares were redeemed under this program during the quarter ended March 31, 2008.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item  5. Other Information

None

Item  6. Exhibits

The exhibits listed on the Exhibit Index (following the signatures section of this report) are included, or incorporated by reference, in this quarterly report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

American Realty Capital Trust, Inc. (Registrant)

By:	/s/ Nicholas S. Schorsch

Nicholas S. Schorsch
Chief Executive Officer and President

By:	/s/ Brian S. Block

Brian S. Block
Senior Vice President and Chief Financial Officer

Date: May 14, 2008

EXHIBIT INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description

10.1
Agreement of Assignment of Partnership Interests between American Realty Capital Operating Partnership, L.P. and American Realty Capital LLC, William M. Kahane, Nicholas S. Schorsch, Lou Davis and Peter and Maria Wirth dated March 5, 2008. — Federal Express Distribution Center

10.2	Agreement of Assignment of Partnership Interests between American Realty Capital Operating Partnership, L.P. and Nicholas S. Schorsch dated March 12, 2008. — Harleysville National Bank Portfolio

31.1	Certification of the Principal Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of the Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32	Written statements of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.