Form 10-Q
period 2008-06-30
American Realty Capital Trust, Inc.
filed 2008-08-14
CIK 1410997

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☒	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes ☒ No

The number of outstanding shares of the registrant’s common stock on August 13, 2008 was 1,103,915 shares.

AMERICAN REALTY CAPITAL TRUST, INC.

PART I - Financial Information

Item 1. Financial Statements

AMERICAN REALTY CAPITAL TRUST, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2008 (Unaudited)	December 31, 2007
ASSETS
Real estate investments, at cost:
Land	$11,641,545	$—
Buildings, fixtures and improvements	65,891,053	—
Acquired intangible lease assets	7,462,915	—
Total real estate investments, at cost	84,995,513	—
Less accumulated depreciation and amortization	(907,960)
Total real estate investments, net	84,087,553	—

Cash and cash equivalents	526,669	—
Restricted Cash	42,500
Prepaid expenses and other assets	321,820	938,157
Deferred financing costs, net	806,667	—
Total assets	$85,785,209	$938,157

LIABILITIES AND STOCKHOLDERS’ EQUITY

Mortgage notes payable	$62,305,074	$—
Short-term mezzanine notes payable	7,948,796	—
Related party revolving credit facility	6,500,000	—
Accounts payable and accrued expenses	1,355,728	453,832
Investor contributions held in escrow	472,549	—
Distributions payable	55,044	—
Deferred rent and other liabilities	501,040	—
Due to affiliates	62,428	284,825
Total liabilities	79,200,659	738,657

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value; 240,000,000 shares authorized, 1,032,652 and 20,000 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	10,327	200
Additional paid-in capital	7,505,884	199,800
Accumulated deficit	(931,661)	(500)
Total stockholders’ equity	6,584,550	199,500
Total liabilities and stockholders’ equity	$85,785,209	$938,157

See accompanying notes to consolidated financial statements

AMERICAN REALTY CAPITAL TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,2008	Six Months Ended June 30, 2008

Rental income	$1,348,082	$1,562,508

Expenses
Property management fees to affiliate	-	4,230
General and administrative	83,740	272,599
Depreciation and amortization	736,483	907,960
Total operating expenses	820,223	1,184,789
Operating income	527,859	377,719

Other income (expense)
Interest expense	(1,180,260)	(1,371,970)
Interest income	1,216	1,216
Other	196,816	196,816
Total other expense	(982,228)	(1,173,938)
Net loss	$(454,369)	$(796,219)

Basic and diluted weighted average
common shares outstanding	860,102	497,057

Basic and diluted loss per share	$(0.53)	$(1.60)

See accompanying notes to consolidated financial statements

AMERICAN REALTY CAPITAL TRUST, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
SIX MONTHS ENDED JUNE 30, 2008
(Unaudited)

	Common Stock
	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance, December 31, 2007	20,000	$200	$199,800	$(500)	$199,500
Issuance of common stock	1,010,272	10,103	9,121,557	—	9,131,660
Common stock issued through dividend reinvestment program	2,380	24	22,584	—	22,608
Offering costs, commissions and dealer manager fees			(1,838,057)		(1,838,057)
Distributions declared	—	—	—	(134,942)	(134,942)
Net loss	—	—	—	(796,219)	(796,219)
Balance, June 30, 2008	1,032,652	$10,327	$7,505,884	$(931,661)	$6,584,550

See accompanying notes to consolidated financial statements

AMERICAN REALTY CAPITAL TRUST, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

Six Months Ended June 30, 2008
Cash flows from operating activities:
Net loss	$(796,219)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	760,540
Amortization of intangibles	147,420
Amortization of deferred finance charges	32,162
Gains on derivative instruments	(196,816)
Changes in assets and liabilities:
Prepaid expenses and other assets	(125,004)
Accounts payable and accrued expenses	603,201
Deferred rent and other liabilities	501,040
Net cash provided by operating activities	926,324
Cash flows from investing activities:
Investment in real estate and related assets	(39,917,898)
Net cash used in investing activities	(39,917,898)

Cash flows from financing activities:
Proceeds from notes payable	28,407,500
Payments on notes payable	(72,426)
Payments of deferred financing costs	(838,829)
Proceeds from related party credit facility	6,500,000
Proceeds from issuance of common stock, net	5,621,789
Distributions paid	(57,291)
Restricted Cash	(42,500)
Net cash provided by financing activities	39,518,243

Net increase in cash and cash equivalents	526,669
Cash and cash equivalents, beginning of period	-
Cash and cash equivalents, end of period	$526,669

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Debt assumed in real estate acquisitions	$41,918,796
Common share issuance in real estate acquisition	$2,609,971
Investor contributions held in escrow	$472,548
Non-cash acquisition costs	$76,300
Common stock issued through dividend reinvestment plan	$22,608
Reclassification of deferred offering costs	$938,157

See accompanying notes to consolidated financial statements

AMERICAN REALTY CAPITAL TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)

Note 1 — Organization

American Realty Capital Trust, Inc. (the “Company”), incorporated on August 17, 2007, is a newly formed Maryland corporation that intends to qualify as a real estate investment trust (“REIT”) for federal income tax purposes beginning with the taxable year that will end December 31, 2008. On January 25, 2008, the Company commenced an initial public offering on a “best efforts” basis of up to 150,000,000 shares of common stock offered at a price of $10.00 per share, subject to certain volume and other discounts, pursuant to a Registration Statement on Form S-11 filed with the Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, as amended (the “Offering”). The Registration Statement also covered up to 25,000,000 shares available pursuant to a distribution reinvestment plan (the “DRIP”) under which our stockholders may elect to have their distributions reinvested in additional shares of the Company’s common stock at the greater of $9.50 per share or 95% of the estimated value of a share of common stock. The Company sold 20,000 shares to American Realty Capital II, LLC (the “Sponsor”) on August 17, 2007, at $10.00 per share. As of June 30, 2008, the Company issued 1,032,652 shares of Common stock for gross offering proceeds of approximately $9.4 million, including 289,997 shares issued in connection with an acquisition in March 2008 - see Note 3 - Real Estate Acquisitions.

Substantially all of the Company’s business is conducted through American Realty Capital Operating Partnership, L.P. (the “OP”), a Delaware limited partnership. The Company is the sole general partner of and owns a 99.0% partnership interest in the OP. American Realty Capital Advisors, LLC (the “Advisor”), the Company’s affiliated advisor, is the sole limited partner and owner of 1.0% (minority interest) of the partnership interests of the OP. In March 2008, the OP issued to the Company 20,000 Operating Partnership units in exchange for $200,000. Additionally, in April 2008, the Advisor contributed $2,000 to the Operating Partnership in exchange for a 0.99% limited partner interest in the Operating Partnership. The limited partner interests have the right to convert Operating Partnerships units into cash or, at the option of the Company, an equal number of common shares of the Company, as allowed by the limited partnership agreement. The remaining rights of the limited partner interests are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the Operating Partnership’s assets.

The Company acquires and operates primarily commercial properties. All such properties may be acquired and operated by the Company alone or jointly with another party. As of June 30, 2008, the Company owned 34 properties comprising approximately 354,000 square feet of freestanding, single tenant commercial space concentrated in Pennsylvania and Massachusetts. As of June 30, 2008, these properties were 100% occupied. The Company may also acquire mortgages secured by real estate, with a view towards acquiring such real estate.

The Company is managed by the Advisor and American Realty Capital Properties, LLC, which serves as the Company’s property manager (“Property Manager”). Realty Capital Securities, LLC (“Dealer Manager”), an affiliate of the Sponsor, serves as the dealer manager of the Company’s Offering. These related parties receive compensation and fees for services related to the Offering and for the investment and management of the Company’s assets. These entities receive fees during the offering, acquisition, operational and liquidation stages. The compensation levels during the offering, acquisition and operational stages are discussed in Note 6 — Related Party Transactions.

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
June 30, 2008
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

Reclassifications

Certain amounts in the prior fiscal period have been reclassified to conform with the presentation adopted in the current fiscal period.

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
June 30, 2008
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

As of June 30, 2008, acquired lease intangible assets consist only of in-place lease intangibles totaling $7,462,915 with accumulated amortization of $147,420.

Derivative Instruments

The Company may use derivative financial instruments to hedge all or a portion of the interest rate risk associated with its borrowings. Certain of the techniques used to hedge exposure to interest rate fluctuations may also be used to protect against declines in the market value of assets that result from general trends in debt markets. The principal objective of such agreements is to minimize the risks and/or costs associated with the Company’s operating and financial structure as well as to hedge specific anticipated transactions.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended and interpreted (“SFAS No. 133”), the Company measures each derivative instrument (including certain derivative instruments embedded in other contracts) at fair value and records such amounts in its consolidated balance sheets as either an asset or liability. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and the resulting designation. Derivatives used to hedge the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. For derivatives designated as fair value hedges or for derivatives not designated as hedges, the changes in fair value of both the derivative instrument and the hedged item are recorded in earnings. For derivatives designated as cash flow hedges, the changes in the fair value of the effective portions of the derivative are reported in other comprehensive income and subsequently reclassified to earnings when the hedged transaction affects earnings. The ineffective portion of the changes in fair value of the derivative is recorded in earnings immediately.

Impairment of Long Lived Assets

The Company follows SFAS No.144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which establishes a single accounting model for the impairment or disposal of long-lived assets. SFAS No.144 requires that the operations related to properties that have been sold or properties that are intended to be sold be presented as discontinued operations in the statement of operations for all periods presented, and properties intended to be sold to be designated as “held for sale” on the balance sheet.

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

Investor contributions held in Escrow

The Company is currently engaged in a public offering of its common stock. Included in investor contributions held in escrow on the accompanying balance sheet is $472,549 of offering proceeds for which shares of common stock had not been issued as of June 30, 2008.

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

AMERICAN REALTY CAPITAL TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)

As a result, these costs are only a liability of the Company to the extent selling commissions, the dealer manager fee and other organization and offering costs do not exceed 15% of the gross proceeds of the Offering. Through June 30, 2008, the Company had issued 1,032,652 shares for gross offering proceeds of approximately $9.4 million and recorded offering costs of  $1,800,851 and selling commissions and dealer manager fees of $37,206. The total shares issued include 289,997 shares issued in connection with an acquisition - see Note 3. Organization costs are expensed as incurred within general and administrative expenses, and offering costs, which include selling commissions and dealer manager fees, are charged to stockholders’ equity as such amounts are reimbursed from the gross proceeds of the Offering.

  Reportable Segments

The Financial Accounting Standards Board (“FASB”) issued SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” which establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments. The Company determined that it has one reportable segment, with activities related to investing in real estate. The Company’s investments in real estate generate rental revenue and other income through the leasing of properties, which comprised 100% of our total consolidated revenues for the six-month period ended June 30, 2008. Although the Company’s investments in real estate will be geographically diversified throughout the United States, management evaluates operating performance on an individual property level. The Company’s properties have been aggregated into one reportable segment.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” an amendment of FASB Statement No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 161”) requires entities to provide greater transparency about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, and how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. The statement is effective for financial statements issues for fiscal years and interim periods beginning after November 15, 2008, and is not expected to have a significant impact on the Company’s results of operations, financial condition or liquidity.

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. 142-3, which amends the factors that must be considered in developing renewal or extension assumptions used to determine the useful life over which to amortize the cost of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” The FSP requires an entity to consider its own assumptions about renewal or extension of the term of the arrangement, consistent with its expected use of the asset, and is an attempt to improve consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141, “Business Combinations.” The FSP is effective for fiscal years beginning after December 15, 2008, and the guidance for determining the useful life of a recognized intangible asset must be applied prospectively to intangible assets acquired after the effective date. The FSP is not expected to have a significant impact on the Company’s results of operations, financial condition or liquidity.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). The statement is intended to improve financial reporting by identifying a consistent hierarchy for selecting accounting principles to be used in preparing financial statements that are prepared in conformance with generally accepted accounting principles. Unlike Statement on Auditing Standards (“SAS”) No. 69, “The Meaning of Present in Conformity With GAAP,” SFAS No. 162 is directed to the entity rather than the auditor. The statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (“PCAOB”) amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with GAAP,” and is not expected to have any impact on the Company’s results of operations, financial condition or liquidity.

In June 2008, the FASB issued FSP Emerging Issues Task Force (EITF) No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” Under the FSP, unvested share-based payment awards that contain rights to receive nonforfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing EPS. The FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those years, and is not expected to have a significant impact on the Company’s results of operations, financial condition or liquidity.

AMERICAN REALTY CAPITAL TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)

Note 3 — Real Estate Acquisitions

During the three months and six months ended June 30, 2008, the Company acquired 18 and 16 properties, respectively. The following table presents the allocation of the assets acquired and liabilities assumed during the period:

	Three Months Ended June 30,	Six Months Ended June 30,
	2008	2008
Real estate investments, at cost:
Land	$4,542,596	11,641,545
Buildings, fixtures and improvements	25,722,211	65,891,053
	30,264,807	77,532,598

Intangibles and other assets:
In-place leases	2,868,489	7,462,915

Total assets acquired	33,133,296	84,995,513

Liabilities assumed:
Mortgage notes	—	(37,965,000)
Mezzanine financing	—	(3,953,796)
Investor contributions held in escrow	—	(472,548)
Other liabilities	(76,300)	(76,300)

Total liabilities assumed:	(76,300)	(42,467,644)

Issuance of common shares	—	2,609,971

Cash paid	33,056,996	39,917,898

AMERICAN REALTY CAPITAL TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)

During the six months ended June 30, 2008, the Company acquired the following properties:

Seller / Property Name	Acquisition Date	No. of Buildings	Square Feet	Purchase Price (1)

Federal Express Distribution Center	March 2008	1	55,440	$10,198,996
Harleysville National Bank Portfolio	March 2008	15	177,774	41,663,221
Rockland Trust Company Portfolio	May 2008	18	121,057	33,133,296

Total		34	354,271	$84,995,513

________________________

(1)	- Includes all acquisition costs, the value of acquired intangible lease assets and assumed liabilities.

In March 2008, the Company acquired a Federal Express Distribution center located in Pennsylvania from a related party - see Note 6. In connection with this transaction, the Company assumed a mortgage note obligation of $6,965,000, which bears interest at a fixed effective rate of 6.29%. This note is interest only through September 1, 2014 and then amortizes through September 1, 2037, with a final balloon payment due on such date.  This property was acquired in exchange for 342,502 shares of common stock valued at approximately $3,083,000, of which, 289,997 shares were issued and outstanding as of June 30, 2008. The remainder of the shares was recorded as investor contributions held in escrow on the accompanying balance sheet and are expected to be issued within the next twelve months. The lease expires on November 30, 2018 and includes renewal options.

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

In May 2008, the Company acquired an eighteen building portfolio 100% leased to Rockland Trust Company. Independent Bank Corp. operates as the holding company for Rockland Trust Company. These properties are all located throughout Southeastern Massachusetts and Cape Cod. In connection with this transaction, the Company financed a portion of the purchase price with a mortgage note obligation of $24,412,500, which bears interest at 30 day LIBOR plus 1.375%. The Company entered into a rate lock agreement to limit its interest rate exposure. The LIBOR floor and cap are 3.54% and 4.125% (initial year), respectively. This note amortizes through May 1, 2013 on a 25-year schedule, with a final balloon payment due on such date. In addition, the Company funded a portion of the acquisition with a mezzanine financing obligation of $3,995,000. This obligation bears interest at a fixed effective rate of 14.27% and matures in April, 2009. The Company borrowed $2,500,000 from the Advisor under its short-term revolving credit facility in connection with this acquisition - see Note 4. The lease expiration varies on a per property basis, expiring either on April 30, 2018 or April 30, 2023, with a weighted average initial term of 13.1 years, excluding renewal options.

Note 4 — Mortgage and Other Notes Payable

As of June 30, 2008, the Company had total mortgage and other notes payable of $70,253,870. During the six months ended June 30, 2008, the Company incurred, or assumed, the following mortgage notes payable in connection with the real estate acquisitions described in Note 3 above:

Property	Encumbered Properties	Loan Amount	Effective Interest Rate		Interest Rate	Maturity

Federal Express Distribution Center	1
Mortgage		$6,965,000	6.29%		Fixed	September 2037

Harleysville National Bank Portfolio	15
Mortgage		31,000,000	6.59%	(1)	Fixed	January 2018
Mezzanine financing		3,953,796	12.49%		Fixed	January 2009
Rockland Trust Company Portfolio	18
Mortgage		24,340,074	3.90%	(2)	Variable	May 2013
Mezzanine financing		3,995,000	14.27%		Fixed	April 2009

Total		$70,253,870
________________________

(1)	- The effective interest rate resets at the end of year five to the then current 5-year Treasury rate plus 2.25%, but in no event will be less than 6.5%.
(2)	- The Company limited its interest rate exposure by entering into a rate lock agreement with a LIBOR floor and cap of 3.54% and 4.125% (initial year), respectively.

AMERICAN REALTY CAPITAL TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)

In addition, during the six months ended June 30, 2008, the OP entered into a revolving credit facility with the Advisor whereby the OP can borrow from the Advisor up to $10 million from time to time as needed to provide short-term financing relating to property acquisitions. Such borrowings need to be repaid within a six month period and will accrue interest at a commercially reasonable rate. In connection with the acquisition of the Harleysville National Bank and the Rockland Trust Company portfolios outlined in Note 3, the Company borrowed $4.0 and $2.5 million respectively, accruing interest at an annual rate of 8.0% and can be paid off without penalty.

The following table summarizes the scheduled aggregate principal repayments for the five years subsequent to June 30, 2008:

	Mortgage Notes	Short-Term Mezzanine Notes	Related Party Revolving Credit Facility	Total
2008	$217,278	$-	$6,500,000	$6,717,278
2009	452,420	7,948,796	-	8,401,216
2010	480,320	-	-	480,320
2011	1,291,491	-	-	1,291,491
2012	1,375,288	-	-	1,375,288
2003 and thereafter	58,488,277	-	-	58,488,277
			-
Total	$62,305,074	$7,948,796	$6,500,000	$76,753,870

As of June 30, 2008, the Company was in compliance with the debt covenants under our loan agreements.

Note 5 — Interest Rate Risk And Derivative Instruments

The primary market risk to the Company is interest rate risk.  Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond the Company’s control.  Changes in the general level of interest rates can affect net interest income, which is the difference between the interest income earned on interest-earning assets and the interest expense incurred in connection with the interest-bearing liabilities, by affecting the spread between the interest-earning assets and interest-bearing liabilities.  Changes in the level of interest rates also can affect the value of the Company’s interest-earning assets and the Company’s ability to realize gains from the sale of these assets.  A decline in the value of the Company’s interest-earning assets pledged as collateral for borrowings under repurchase agreements could result in the counterparties demanding additional collateral pledges or liquidation of some of the existing collateral to reduce borrowing levels.

The Company seeks to manage the extent to which net income changes as a function of changes in interest rates by matching adjustable-rate assets with variable-rate borrowings.  During periods of changing interest rates, interest rate mismatches could negatively impact the Company’s consolidated financial condition, consolidated results of operations and consolidated cash flows.  In addition, the Company mitigates the potential impact on net income of periodic and lifetime coupon adjustment restrictions in its investment portfolio by entering into interest rate hedging agreements such as interest rate collars.

At June 30, 2008, the Company had one interest rate collar contract outstanding whereby the Company’s exposure to variable interest rates is limited by locking in a ceiling and floor for the underlying interest rate, one-month LIBOR, of 4.125% and 3.54%, respectively. The aggregate notional amount of these contracts was approximately $24.3 million at June 30, 2008.

The estimated fair value of the Company’s interest rate collar was $196,816 as of June 30, 2008, and is included within prepaid expenses and other assets in the accompanying balance sheet.

Note 6 — Fair Value of Financial Instruments

Effective January 1, 2008, the Company adopted the provisions of SFAS No. 157 which did not have a material effect on the Company’s consolidated financial statements.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The SFAS No. 157 framework for measuring fair value requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The Company determines fair value based on quoted prices when available or through the use of alternative approaches, such as discounting the expected cash flows using market interest rates commensurate with the credit quality and duration of the investment.  This alternative approach also reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves, and implied volatilities. SFAS No. 157’s hierarchy defines three levels of inputs that may be used to measure fair value:

Level 1 - Quoted prices in active markets for identical assets and liabilities that the reporting entity has the ability to access at the measurement date.

Level 2 - Inputs other than quoted prices included within Level 1 that are observable for the asset and liability or can be corroborated with observable market data for substantially the entire contractual term of the asset or liability.

Level 3 - Unobservable inputs that reflect the entity’s own assumptions about the assumptions that market participants would use in the pricing of the asset or liability and are consequently not based on market activity, but rather through particular valuation techniques.

The determination of where an asset or liability falls in the hierarchy requires significant judgment and considers factors specific to the asset or liability.  In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company evaluates its hierarchy disclosures each quarter; and depending on various factors, it is possible that an asset or liability may be classified differently from quarter to quarter.  However, the Company expects that changes in classifications between levels will be rare.

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties.  However, as of June 30, 2008, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives.  As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The following table presents information about the Company’s assets (including derivatives that are presented net) measured at fair value on a recurring basis as of June 30, 2008, aggregated by the level in the fair value hierarchy within with those instruments fall.

	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Balance as of June 30, 2008
Derivatives, net	$—	$196,816	$—	$196,816
Total	$—	$196,816	$—	$196,816

Note 7 — Derivative Financial Instruments

The Company may use derivative financial instruments. Including interest rate swaps, caps, options, floors and other interest rate derivative contracts, to hedge all or a portion of the interest rate risk associated with our borrowings. The principal objective of such arrangements is to minimize the risks and/or costs associated with the Company’s operating and financial structure as well as to hedge specific anticipated transactions. The Company does not intend to utilize derivatives for speculative or others purposes other than interest rate risk management. The use of derivative financial instruments carries certain risks, including the risk that the counterparties to these contractual arrangements are not able to perform under the agreements. To mitigate this risk, the Company only enters into derivative financial instruments with counterparties with high credit ratings and with major financial institutions with which the Company and its affiliates may also have other financial relationships. The Company does not anticipate that any of the counterparties will fail to meet their obligations.

As of June 30, 2008, the Company had one interest rate collar contract used to hedge interest rate exposure on its indebtedness. At inception, there was no premium exchanged and the interest rate collar effectively had a fair value equal to zero. This interest rate collar was not able to be designated under SFAS No. 133 as it does not qualify for hedge accounting based on the results of the net written option test. As such, all changes in the fair value of the interest rate collar have been included in the Company’s statement of operations for the quarter ended June 30, 2008. As of June 30, 2008, no derivatives were designated as fair value or cash flow hedges.

The table below summarizes the aggregate notional amount and estimated net fair value of our derivative instruments as of June 30, 2008:

	As of June 30, 2008
	Notional	Fair Value
Derivatives:
Interest rate collar	$24,340,074	$196,816

The following table summarizes by derivative instrument type the effect on income for the following periods:

	For the Quarter Ended June 30, 2008
Type of Derivative	Amounts Reclassified to Earnings for Effective Hedges - Gains (Losses)	Amounts Reclassified to Earnings for Hedge Ineffectiveness - Gains (Losses)
Interest rate collar	$—	$196,816

Amounts reclassified to earnings associated with ineffective cash flow hedges are reported in other income and the fair value of these hedge agreements is included in prepaid expenses and other assets.

Note 8 — Commitments and Contingencies

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

Note 9 — Related-Party Transactions and Arrangements

Certain affiliates of the Company receive, and will continue to receive, fees and compensation in connection with the sale of the Company’s common stock, and the acquisition, management and sale of the assets of the Company. The Dealer Manager receives, and will continue to receive, a selling commission of up to 7.0% of gross offering proceeds before reallowance of commissions earned by participating broker-dealers. The Dealer Manager reallows, and intends to continue to reallow, 100% of commissions earned to participating broker-dealers. In addition, the Dealer Manager will receive up to 3.0% of the gross proceeds from the Offering, before reallowance to participating broker-dealers, as a dealer-manager fee. The Dealer Manager, in its sole discretion, may reallow all or a portion of its dealer-manager fee to such participating broker-dealers, based on such factors as the volume of shares sold by such participating broker-dealers and marketing support incurred as compared to those of other participating broker-dealers. No selling commissions or dealer-manager fees are paid to the Dealer Manager in respect of shares sold under the DRIP. During the three and six months ended June 30, 2008, the Company paid $37,206 and $0, respectively, to the Dealer Manger for commissions and dealer manager fees, of which $0 was reallowed to participating broker-dealers.

All organization and offering expenses associated with the sale of the Company’s common stock (excluding selling commissions and the dealer-manager fee) are paid for by the Advisor or its affiliates and are reimbursed by the Company up to 1.5% of gross offering proceeds. The Advisor receives an acquisition and advisory fee of 1.0% of the contract purchase price of each acquired property and will be reimbursed for acquisition costs incurred in the process of acquiring properties, but not to exceed 0.5% of the contract purchase price. In no event will the total of all fees and acquisition expenses payable with respect to a particular property or investment exceed 4.0% of the contract purchase price. During the three months ended June 30, 2008, the Company reimbursed the Advisor $0 and $160,940 for organizational and offering expenses and acquisition costs, respectively. Organization and offering expenses were waived by the Advisor during the three months ended June 30, 2008. During the six months ended June 30, 2008, the Company reimbursed the Advisor $119,207 and $160,940 for organizational and offering expenses and acquisition costs, respectively. The Company incurred acquisition advisory fees of $321,880 and $832,117 during the three and six months ended June 30, 2008, all of which were paid as of June 30, 2008.

AMERICAN REALTY CAPITAL TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)

The Advisor receives a financing coordination fee equal to 1.0% of the amount available under such financing. During the three and six months ended June 30, 2008, the Company incurred finance coordination fees of $244,125 and $623,775, respectively, paid to the Advisor.

The Company pays its affiliated Property Manager fees for the management and leasing of the Company’s properties. Such fees equal 2.0% of gross revenues from our single tenant properties and 4.0% of the gross revenues from our multi-tenant properties, plus reimbursement of the Property Managers’ costs of managing the properties. In the event that the Property Manager assists a tenant with tenant improvements, a separate fee may be charged to the tenant by the Property Manager at a fee not to exceed 5.0% of the cost of such tenant improvements. The Property Manager will be paid leasing commissions at prevailing market rates and may also receive a fee for the initial leasing of newly constructed properties, which generally would equal one month’s rent. The aggregate of all property management and leasing fees paid to affiliates plus all payments to third parties will not exceed the amount that other nonaffiliated management and leasing companies generally charge for similar services in the same geographic location. The Property Manager may subcontract its duties for a fee that may be less than the fee provided for in the property management agreement. During the three and six months ended June 30, 2008, the Company paid the Property Manager $0 and $1,001 for property management fees, respectively. In addition, the Property Manager earned an additional property management fee of $3,262, which remained unpaid as of June 30, 2008. The Property Manager has elected to waive its management fee for the three months ended June 30, 2008.

The Company pays the Advisor an annualized asset management fee of 1.0% based on the aggregate contract purchase price of all properties. The asset management fee is payable quarterly in advance on the first day of the month following the end of each calendar quarter end. The Advisor has elected to waive its asset management fee for the six months ended June 30, 2008.

If the Advisor or its affiliates provides a substantial amount of services, as determined by the Company’s independent directors, in connection with the sale of property, the Company will pay the Advisor a brokerage commission not to exceed the lesser of one-half of a reasonable, customary and competitive real estate commission or 3.0% of the contract price for the property sold, inclusive of any commission paid to outside brokers provided, however, in no event may the real estate commissions paid to the Advisor, its affiliates or unaffiliated third-parties exceed 6% of the contract price. In addition, after investors have received a return of their net capital contributions and a 6.0% annual cumulative, non-compounded return, then the Advisor is entitled to receive 15.0% of remaining net sale proceeds. During the six months ended June 30, 2008, the Company did not pay any fees or amounts to the Advisor relating to the sale of properties.

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

 The Company may reimburse the Advisor for all expenses it paid or incurred in connection with the services provided to the Company, subject to the limitation that the Company does not reimburse for any amount by which its operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of (i) 2.0% of average invested assets, or (ii) 25% of net income other than any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of assets for that period. The Company will not reimburse for personnel costs in connection with services for which the Advisor receives acquisition fees or real estate commissions. During the six months ended June 30, 2008, the Company did not reimburse the Advisor for any such costs.

During the six months ended June 30, 2008, the OP entered into a revolving credit facility with the Advisor whereby the OP can borrow from the Advisor up to $10,000,000 from time to time as needed to provide short-term financing relating to property acquisitions. Such borrowings need to be repaid within a six month period and will accrue interest at a commercially reasonable rate. In connection with the acquisition of the Harleysville National Bank and the Rockland Trust Company portfolios outlined in Note 3, the Company borrowed $4.0 and $2.5 million respectively, accruing interest at an annual rate of 8.0%. Such borrowings can be paid off, at any time, without penalty. During the three and six months ended June 30, 2008, the Company incurred related party interest expense of $112,658 and $130,192, respectively. As of June 30, 2008, $59,178 remained unpaid and is included in due to affiliates in the accompanying balance sheets.

AMERICAN REALTY CAPITAL TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)

At June 30, 2008 and December 31, 2007, the Company had approximately $62,000 and $285,000, respectively, due to affiliates, which is included in due to affiliates in the accompanying consolidated balance sheets and is payable primarily to the Advisor. At June 30, 2008, amounts due to affiliates consisted of amounts payable to the Advisor for interest.

The Company acquired 16 properties in two separate transactions during the six months ended June 30, 2008 from related parties. A Federal Express distribution center was acquired on March 5, 2008. A sale leaseback transaction involving 15 properties 100% occupied by Harleysville National Bank occurred on March 12, 2008. These acquisitions were approved by the Company’s Board of Trustees; with two inside directors abstaining because the acquisition was an affiliated transaction. The Company acquired these assets at sellers’ cost, which did not exceed the fair market value of the properties as determined by a qualified independent appraiser.

Note 10 — Economic Dependency

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

Note 11 — Independent Directors’ Stock Option Plan

The Company has a stock option plan (the “Plan”), which authorizes the grant of nonqualified stock options to the Company’s independent directors, subject to the absolute discretion of the board of directors and the applicable limitations of the Plan. The Company intends to grant options under the Plan to each qualifying director annually. The exercise price for all stock options granted under the Plan will be fixed at $10.00 per share until the termination of our initial public offering, and thereafter the exercise price for stock options granted to our independent directors will be equal to the fair market value of a share on the last business day preceding the annual meeting of stockholders. As of June 30, 2008, the Company had granted options to purchase 9,000 shares at $10.00 per share, each with a two year vesting period. A total of 1,000,000 shares have been authorized and reserved for issuance under the Plan. The Company accounts for the issuance of stock options under SFAS No. 123R, “Share-Based Payment,” which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including stock options related to the Plan, based on estimated fair values.

During the six months ended June 30, 2008, 9,000 were granted and no options were forfeited, became vested, or were exercised. As of June 30, 2008, unvested options to purchase 9,000 shares at $10.00 per share remained outstanding with a weighted average contractual remaining life of approximately ten years. The total compensation charge relating to these option grants under SFAS No. 123R is immaterial.

Note 12 — Net Income (Loss) Per Share

The following is a reconciliation of the numerator and denominator of the basic and diluted net income (loss) per share computation for the three and six months ended June 30, 2008:

	Basic and Diluted	Basic and Diluted
	Three Months Ended	Six Months Ended
	June 30, 2008	June 30, 2008

Net loss	$(454,369)	(796,219)
Total weighted average common shares outstanding	860,102	497,057
Loss per share	$(0.53)	(1.60)

AMERICAN REALTY CAPITAL TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)

Note 13 — Subsequent Events

Sale of Shares of Common Stock

As of August 13 , 2008, the Company had raised approximately $10,015,000  million of gross proceeds through the issuance of approximately 1,104,000 shares of its common stock under the Offering (including shares sold under the DRIP). As of August 13, 2008, approximately $1,239  million (124 million shares) remained available for sale to the public under the Initial Offering, exclusive of shares available under the DRIP.

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

Overview

We are a Maryland corporation that will elect to be taxed as a real estate investment trust, or REIT, beginning with the taxable year ending December 31, 2008. On September 10, 2007, we filed a registration statement on Form S-11 with the SEC to offer a minimum of 750,000 shares and a maximum of 150,000,000 shares of common stock for sale to the public. The SEC declared the registration statement effective on January 25, 2008, at which time we launched our ongoing initial public offering. On March 11, 2008, we broke escrow in our ongoing initial public offering and then commenced our real estate operations. As of June 30, 2008, we had issued 1,032,652 shares of common stock in our ongoing public offering for gross offering proceeds of approximately $9.4 million including 289,997 shares of common stock issued in connection with the acquisition of a property. As of June 30, 2008, we had not redeemed any shares sold in our ongoing initial public offering pursuant to our share repurchase program. We are dependent upon the net proceeds from the offering to conduct our proposed operations.

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

As of June 30, 2008, we owned 34 properties compromising approximately 354,000 square feet, 100% leased with an initial weighted average remaining lease term of 13.5 years. In constructing our portfolio, we intend to target and derive approximately 50% to 60% of our revenues from investment-grade tenants. Additionally, we intend to target approximately 50% of our revenues from financial institutions.

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

The value of in-place leases is amortized to expense over the initial term of the respective leases, which range primarily from 2 to 20 years. The value of customer relationship intangibles is amortized to expense over the initial term and any renewal periods in the respective leases, but in no event does the amortization period for intangible assets exceed the remaining depreciable life of the building. If a tenant terminates its lease, the unamortized portion of the in-place lease value and customer relationship intangibles is charged to expense.

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

Results of Operations

Three Months Ended June 30, 2008

As of June 30, 2008, the Company owned 34 properties which are 100% leased. The Company acquired 18 properties in one transaction during the quarter ended June 30, 2008. A sale leaseback transaction involving 18 properties 100% occupied by Rockland Trust Company occurred on May 2, 2008. The property operating results outlined below include the partial period we owned these investment assets during the period.

Rental Income

Rental income of approximately $1,348,000 was recognized during the three months ended June 30, 2008. This rental income includes a partial quarter of revenue derived from the properties we acquired in May 2008.

Property Management Fees to Affiliate

American Realty Capital Properties, LLC has elected to waive the property management fees for the three months ended June 30, 2008. Such fees represent amounts paid to our affiliated property manager, American Realty Capital Properties, LLC, to manage and lease our properties.

General and Administrative Expenses

General and administrative expenses of approximately $84,000 were incurred during the three months ended June 30, 2008. The majority of such expenses included $48,000 of insurance expense amortization of our directors and officers’ insurance policy, $20,000 of board member compensation and $13,000 of professional fees.

Depreciation and Amortization Expense

Depreciation and amortization expense of approximately $736,000 was recognized during the three months ended June 30, 2008. This expense includes a partial quarter of depreciation and amortization incurred from the properties we acquired in May 2008.

Interest Expense

Interest expense of approximately $1,180,000 was recognized during the three months ended June 30, 2008. Such amount includes a partial quarter of interest expense relating to the debt incurred to fund a portion of the properties we acquired in May 2008.

Our property acquisitions during the three months ended June 30, 2008 were financed in part with short-term and long-term notes payable as discussed in Note 4 to our consolidated financial statements. Our interest expense in future periods will vary based on our level of future borrowings, which will depend on the level of proceeds raised in the Offering, the cost of borrowings, and the opportunity to acquire real estate assets which meet our investment objectives.

Other Income

During the three months ended June 30, 2008, the Company recorded $197,000 of gains related to marking its derivative instruments to market.

Funds From Operations

We consider funds from operations (“FFO”) a useful indicator of the performance of a REIT. Because FFO calculations exclude such factors as depreciation and amortization of real estate assets and gains or losses from sales of operating real estate assets (which can vary among owners of identical assets in similar conditions based on historical cost accounting and useful-life estimates), they facilitate comparisons of operating performance between periods and between other REITs in our peer group. Accounting for real estate assets in accordance with generally accepted accounting principles in the United States (“GAAP”) implicitly assumes that the value of real estate assets diminishes predictability over time. Since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. As a result, we believe that the use of FFO, together with the required GAAP presentations, provide a more complete understanding of our performance relative to our peers and a more informed and appropriate basis on which to make decisions involving operating, financing, and investing activities. Other REITs may not define FFO in accordance with the current National Association of Real Estate Investment Trust’s (“NAREIT”) definition (as we do) or may interpret the current NAREIT definition differently than we do. Consequently, our presentation of FFO may not be comparable to other similarly titled measures presented by other REITs.

FFO is a non-GAAP financial measure and does not represent net income as defined by GAAP. FFO does not represent cash flows from operations as defined by U.S. GAAP, it is not indicative of cash available to fund all cash flow needs and liquidity, including our ability to pay distributions and should not be considered as an alternative to net income, as determined in accordance with U.S. GAAP, for purposes of evaluating our operating performance.

FFO is presented in the following table for the period ended as indicated:

Three Months Ended June 30, 2008
Net loss	$(454,369)
Add:
Depreciation of real estate assets	616,517
Amortization of intangible lease assets	119,966
Mark-to-market adjustment (1)	(196,816)
FFO	$85,298

Dividends paid (2)	$79,899

FFO coverage ratio	106.8%
FFO payout ratio	93.7%

___________________________
(1) - the Company excludes non-cash mark-to-market adjustments from its FFO calculation.
(2) - includes shares issued under the DRIP.

Six Months Ended June 30, 2008

As of June 30, 2008, the Company owned 34 properties which are 100% leased. We acquired a Federal Express distribution center on March 5, 2008. A sale leaseback transaction involving 15 properties 100% occupied by Harleysville National Bank occurred on March 12, 2008. A sale leaseback transaction involving 18 properties 100% occupied by Rockland Trust Company occurred on May 2, 2008. The property operating results outlined below relate to the partial period we owned these investment assets during the period.

Rental Income

Rental income of approximately $1,563,000 was recognized during the six months ended June 30, 2008. This rental income is derived from the leased properties we acquired in March and May 2008.

Property Management Fees to Affiliate

Property management fees to affiliate of approximately $4,000 were incurred during the six months ended June 30, 2008. Such fees represent amounts paid to our affiliated property manager, American Realty Capital Properties, LLC, to manage and lease our properties. American Realty Capital Properties, LLC has elected to waive the property management fees for the three months ended June 30, 2008.

General and Administrative Expenses

General and administrative expenses of approximately $273,000 were incurred during the six months ended June 30, 2008. The majority of such expenses included $119,000 reimbursed to the Advisor relating to various organizational costs, $79,000 of insurance expense amortization of our directors and officers’ insurance policy, $39,000 of board member compensation and $24,000 of professional fees.

Depreciation and Amortization Expense

Depreciation and amortization expense of approximately $908,000 was recognized during the six months ended June 30, 2008. This expense relates to depreciation and amortization incurred from the properties we acquired in March and May 2008.

Interest Expense

Interest expense of approximately $1,372,000 was recognized during the six months ended June 30, 2008. Such amount relates to interest expense incurred on debt obligations borrowed to fund a portion of the properties we acquired in March and May 2008.

Our property acquisitions during the six months ended June 30, 2008 were financed in part with short-term and long-term notes payable as discussed in Note 4 to our consolidated financial statements. Our interest expense in future periods will vary based on our level of future borrowings, which will depend on the level of proceeds raised in the Offering, the cost of borrowings, and the opportunity to acquire real estate assets which meet our investment objectives.

Other Income

During the six months ended June 30, 2008, the Company recorded $197,000 of gains related to marking its derivative instruments to market.

Cash Flows for the Six Months Ended June 30, 2008

During the six months ended June 30, 2008, net cash provided by operating activities was approximately $926,000. The level of cash flows provided by operating activities is affected by both the timing of interest payments and amount of borrowings outstanding during the period. It is also affected by the receipt of scheduled rent payments and disbursement of deposits required in connection with property acquisitions. Prepaid expenses and other assets increased by approximately $125,000 principally resulting from payments relating to annual Board of Trustee retainers and the partial funding of our Directors and Officers’ insurance policy. This amount is offset by the increase in accounts payable and accrued expenses of approximately $603,000, the majority of which relates to professional fees, accrued interest and finance coordination fees, as well as an increase in deferred rent and liabilities of approximately $501,000, primarily representing rent payments received in advance of the respective due date.

Net cash used in investing activities during the six months ended June 30, 2008 totaled approximately $39,518,000 relating to investment properties acquired during the period.

Net cash provided by financing activities totaled approximately $39,518,000 during the six months ended June 30, 2008. Such amount consisted primarily of net proceeds from notes payable and our related party credit facility of approximately $28,335,000 and $6,500,000, respectively. During the period, we issued 1,012,652 shares of common stock which generated approximately $6,522,000 of gross proceeds, reduced by approximately $900,000 of related offering costs and commissions. Net cash was reduced by approximately $43,000 related to restricted cash.

Liquidity and Capital Resources

We expect to continue to raise capital through the sale of our common stock and to utilize the net proceeds from the sale of our common stock and proceeds from secured financings to complete future property acquisitions. As of June 30, 2008, we had received and accepted subscriptions for 1,032,652 shares of common stock in our Offering for gross proceeds of approximately $9.4 million.

 The amount of distributions payable to our stockholders is determined by our board of directors and is dependent on a number of factors, including funds available for distribution, financial condition, capital expenditure requirements, as applicable and annual distribution requirements needed to qualify and maintain our status as a REIT under the Code. Operating cash flows are expected to increase as additional properties are acquired in our investment portfolio.

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

The Company, our Board of Directors and Advisor share a similar philosophy with respect to paying our dividend. The dividend should principally be derived from cash flows generated from real estate operations. During the three months ended June 30, 2008, dividends paid totaled $79,899, inclusive of $22,608 of common shares issued under the DRIP. Our related party Advisor has agreed to waive certain fees during the current period which resulted in the Company’s FFO fully covering the dividends that were paid out during such period. These waived fees included asset management and property management of $129,630 and $26,154, respectively. In addition, the Advisor waived reimbursement it was entitled to during the period for organizational and offering expenses which totaled $55,657. The fees and reimbursement that were waived relating to the activity during the three months ended June 30, 2008 are not deferrals and accordingly, will not be paid by the Company.

The payment terms of our loan obligations vary. In general, principal and interest is payable monthly with all unpaid principal and interest due at maturity. Certain of our mortgage loans have initial payments of interest only but require principal repayment in subsequent years. Our loan agreements stipulate that we comply with specific reporting and financial covenants. As of June 30, 2008, we were in compliance with the debt covenants under our loan agreements.

Our Advisor may, with approval from our independent board of directors, seek to borrow short-term capital that, combined with secured mortgage financing, exceeds our targeted leverage ratio. Such short-term borrowings may be derived from the $10.0 million revolving credit facility established between the Advisor and the O.P. as described in Note 6 of our financial statements— Related-Party Transactions and Arrangements. In addition, short-term borrowings may be obtained from third-parties on a case-by-case basis as acquisition opportunities present themselves simultaneous with our capital raising efforts. We view the use of short-term borrowings as an efficient and accretive means of acquiring real estate in advance of raising equity capital. Accordingly, we can take advantage of buying opportunities as we expand our fund raising activities. As additional equity capital is obtained, these short-term borrowings will be repaid. As of June 30, 2008, we had $6.5 million of advances outstanding under our related party revolving credit facility in addition to approximately $8.0 million of mandatorily redeemable preferred equity, which is characterized as mezzanine financing. Excluding such short-term borrowings, our leverage ratio approximated 73% (secured mortgage notes payable as a percentage of total real estate investments, at cost) as of June 30, 2008.

As of June 30, 2008, we had cash and cash equivalents of approximately $569,000, which we expect to be used primarily to invest in additional real estate, pay operating expenses and pay stockholder distributions.

Contractual Obligations

The following is a summary of our contractual obligations as of June 30, 2008:

		Payments Due During the Years Ending December 31
Contractual Obligations	Total	Remainder of 2008	2009-2010	2011-2012	Thereafter
Outstanding notes obligations (1)	$62,305,074	$217,278	$932,740	$2,666,779	$58,488,277
Outstanding short-term mezzanine notes payable (1)	7,948,796	—	7,948,796	—	—
Related party revolving credit facility (1)	6,500,000	6,500,000	—	—	—
Purchase obligations		—	—	—	—
	$76,753,870	$6,717,278	$8,881,536	$2,666,779	$58,488,277
___________________________

(1)
Amounts include principal payments only. We incurred interest expense of approximately $1,340,000 excluding amortization of deferred financing costs, during the six months ended June 30, 2008, and expect to incur interest in future periods on outstanding debt obligations.

Election as a REIT

We will elect to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code commencing with our taxable year ending December 31, 2008. If we qualify for taxation as a REIT, we generally will not be subject to federal corporate income tax to the extent we distribute our REIT taxable income to our stockholders, and so long as we distribute at least 90% of our REIT taxable income. REITs are subject to a number of other organizational and operational requirements. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property, and federal income and excise taxes on our undistributed income. We believe we are organized and operating in such a manner as to qualify to be taxed as a REIT for the taxable year ending December 31, 2008.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to interest rate changes primarily as a result of long-term debt used to acquire properties.  Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, we may borrow at fixed rates or variable rates with the lowest margins available and in some cases, the ability to convert variable rates to fixed rates. With regard to variable rate financing, we will assess interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities.  At June 30, 2008, our interest rate exposure was mitigated by a rate lock agreement that established a floor and ceiling for our variable rate debt - See Note 4.

We do not have any foreign operations and thus we are not exposed to foreign currency fluctuations.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to, and none of our properties are subject to, any material pending legal proceedings.

Item 1A. Risk Factors

There have been no material changes from the risk factors set forth in our Annual Report on Form S-11 for period from August 17, 2007 (date of inception) to June 30, 2008.

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

No shares were redeemed under this program during the quarter ended June 30, 2008.

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

Date: August 14, 2008

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