Form 10-Q
period 2008-09-30
American Realty Capital Trust, Inc.
filed 2008-11-14
CIK 1410997

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

The number of outstanding shares of the registrant’s common stock on November 11, 2008 was 1,204,065 shares.

AMERICAN REALTY CAPITAL TRUST, INC.

PART I - Financial Information

Item 1. Financial Statements

AMERICAN REALTY CAPITAL TRUST, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2008 (Unaudited)	December 31, 2007
ASSETS
Real estate investments, at cost:
Land	$14,633,064	$—
Buildings, fixtures and improvements	82,842,992	—
Acquired intangible lease assets	9,443,239	—
Total real estate investments, at cost	106,919,295	—
Less accumulated depreciation and amortization	(1,765,149)	—
Total real estate investments, net	105,154,146	—

Cash and cash equivalents	874,661	—
Restricted cash	50,232	—
Prepaid expenses and other assets	751,273	938,157
Fair value of derivative instruments	479,364	—
Deferred financing costs, net	974,780	—
Total assets	$108,284,456	$938,157

LIABILITIES AND STOCKHOLDERS’ EQUITY

Mortgage notes payable	$77,067,200	$—
Related party notes payable	6,500,000	—
Short-term mezzanine note payable	3,953,796	—
Short-term convertible redeemable preferred obligation	3,995,000	—
Related party credit facility	7,147,587	—
Accounts payable and accrued expenses	1,537,643	453,832
Investor contributions held in escrow	30,824	—
Distributions payable	61,425	—
Deferred rent and other liabilities	554,124	—
Due to affiliates	555,192	284,825
Total liabilities	101,402,791	738,657

STOCKHOLDERS’ EQUITY

Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value; 240,000,000 shares authorized, 1,165,397 and 20,000 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	11,654	200
Additional paid-in capital	8,367,997	199,800
Accumulated other comprehensive income	459,203	—
Accumulated deficit	(1,957,189)	(500)
Total stockholders’ equity	6,881,665	199,500
Total liabilities and stockholders’ equity	$108,284,456	$938,157

See accompanying notes to consolidated financial statements

AMERICAN REALTY CAPITAL TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2008

Rental income	$1,593,871	$3,156,379

Expenses
Property management fees to affiliate	-	4,230
General and administrative	19,188	291,787
Depreciation and amortization	857,187	1,765,149
Total operating expenses	876,375	2,061,166
Operating income	717,496	1,095,213

Other income (expenses)
Interest expense	(1,386,655)	(2,758,625)
Interest income	691	1,907
Gains (losses) on derivative instruments	(176,656)	20,160
Total other expenses	(1,562,620)	(2,736,558)
Net loss	$(845,124)	$(1,641,345)

Basic and diluted weighted average
common shares outstanding	1,101,127	699,883

Basic and diluted loss per share	$(.77)	$(2.35)

See accompanying notes to consolidated financial statements

AMERICAN REALTY CAPITAL TRUST, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2008
(Unaudited)

	Common Stock
	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance, December 31, 2007	20,000	$200	$199,800	$(500)	$—	$199,500
Issuance of common stock	1,136,348	11,364	10,311,980	—	—	10,323,344
Offering costs, commissions and dealer manager fees	—	—	(2,229,655)	—	—	(2,229,655)
Common stock issued through dividend reinvestment program	9,049	90	85,872	—	—	85,962
Distributions declared	—	—	—	(315,344)	—	(315,344)
Accumulated other comprehensive income	—	—	—	—	459,203	459,203
Net loss	—	—	—	(1,641,345)	—	(1,641,345)
Total comprehensive loss	—	—	—	—	—	(1,182,142)
Balance, September 30, 2008	1,165,397	$11,654	$8,367,997	$(1,957,189)	$459,203	$6,881,665

See accompanying notes to consolidated financial statements

AMERICAN REALTY CAPITAL TRUST, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

Cash flows from operating activities:	Nine Months Ended September 30, 2008
Net loss	$(1,641,345)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,477,951
Amortization of intangibles	287,198
Amortization of deferred finance charges	72,761
Gains on derivative instruments	(20,160)
Changes in assets and liabilities:
Prepaid expenses and other assets	(751,274)
Accounts payable and accrued expenses	1,312,062
Deferred rent and other liabilities	554,124
Net cash provided by operating activities	1,291,317
Cash flows from investing activities:
Investment in real estate and related assets	(49,067,597)
Net cash used in investing activities	(49,067,597)

Cash flows from financing activities:
Proceeds from notes payable	26,475,000
Payments on notes payable	(181,065)
Payments of deferred financing costs	(1,047,541)
Proceeds from related party credit facility	7,147,587
Proceeds from related party notes payable	6,500,000
Proceeds from issuance of convertible redeemable preferred obligation	3,995,000
Proceeds from issuance of common stock, net	5,980,149
Distributions paid	(167,957)
Restricted cash	(50,232)
Net cash provided by financing activities	48,650,941

Net increase in cash and cash equivalents	874,661
Cash and cash equivalents, beginning of period	-
Cash and cash equivalents, end of period	$874,661

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Debt assumed in real estate acquisitions	$54,727,061
Common share issuance in real estate acquisition	$3,051,695
Investor contributions held in escrow	$30,824
Non-cash acquisition costs	$42,118
Common stock issued through dividend reinvestment plan	$85,962
Reclassification of deferred offering costs	$938,157

See accompanying notes to consolidated financial statements

AMERICAN REALTY CAPITAL TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)

Note 1 — Organization

American Realty Capital Trust, Inc. (the “Company”), incorporated on August 17, 2007, is a newly formed Maryland corporation that intends to qualify as a real estate investment trust (“REIT”) for federal income tax purposes beginning with the taxable year that will end December 31, 2008. On January 25, 2008, the Company commenced an initial public offering on a “best efforts” basis of up to 150,000,000 shares of common stock offered at a price of $10.00 per share, subject to certain volume and other discounts, pursuant to a Registration Statement on Form S-11 filed with the Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, as amended (the “Offering”). The Registration Statement also covered up to 25,000,000 shares available pursuant to a distribution reinvestment plan (the “DRIP”) under which our stockholders may elect to have their distributions reinvested in additional shares of the Company’s common stock at the greater of $9.50 per share or 95% of the estimated value of a share of common stock. The Company sold 20,000 shares to American Realty Capital II, LLC (the “Sponsor”) on August 17, 2007, at $10.00 per share. As of September 30, 2008, the Company issued 1,165,397 shares of common stock, including 339,077 shares issued in connection with an acquisition in March 2008 - see Note 3 Real Estate Acquisitions. Total gross proceeds from these issuances were $10,523,344. As of September 30, 2008, the aggregate value of all share issuances and subscriptions outstanding was $13,667,108 based on a per share value of $10,00. This amount includes stock subscriptions of $2,103,628 which are maintained at the Company’s third-party escrow agent, to be released when certain escrow requirements have been achieved.

Substantially all of the Company’s business is conducted through American Realty Capital Operating Partnership, L.P. (the “OP”), a Delaware limited partnership. The Company is the sole general partner of and owns a 99.01% partnership interest in the OP. American Realty Capital Advisors, LLC (the “Advisor”), the Company’s affiliated advisor, is the sole limited partner and owner of 0.99% (minority interest) of the partnership interests of the OP. In March 2008, the OP issued to the Company 20,000 Operating Partnership units in exchange for $200,000. Additionally, in April 2008, the Advisor contributed $2,000 to the Operating Partnership in exchange for a 0.99% limited partner interest in the Operating Partnership. The limited partner interests have the right to convert Operating Partnerships units into cash or, at the option of the Company, an equal number of common shares of the Company, as allowed by the limited partnership agreement. The remaining rights of the limited partner interests are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the Operating Partnership’s assets.

The Company acquires and operates commercial properties. All such properties may be acquired and operated by the Company alone or jointly with another party. As of September 30, 2008, the Company owned 41 properties comprising approximately 433,000 square feet of freestanding, single tenant commercial space concentrated in Pennsylvania and Massachusetts. As of September 30, 2008, these properties were 100% occupied. The Company may also acquire mortgages secured by real estate, with a view towards acquiring such real estate.

The Company is managed by the Advisor and American Realty Capital Properties, LLC, which serves as the Company’s property manager (“The Property Manager”). Realty Capital Securities, LLC (“The Dealer Manager”), an affiliate of the Sponsor, serves as the dealer manager of the Company’s Offering. These related parties receive compensation and fees for services related to the Offering and for the investment and management of the Company’s assets. These entities receive fees during the offering, acquisition, operational and liquidation stages. The compensation levels during the offering, acquisition and operational stages are discussed in Note 9 — Related Party Transactions and Arrangements.

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
September 30, 2008
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

The fair values of in-place leases include direct costs associated with obtaining a new tenant, opportunity costs associated with lost rentals which are avoided by acquiring an in-place lease, and tenant relationships. Direct costs associated with obtaining a new tenant include commissions, tenant improvements, and other direct costs and are estimated based on independent appraisals and management’s consideration of current market costs to execute a similar lease. These direct costs are included in acquired intangible lease assets in the accompanying consolidated balance sheets and are amortized to expense over the remaining terms of the respective leases. The value of opportunity costs is calculated using the contractual amounts to be paid pursuant to the in-place leases over a market absorption period for a similar lease. Customer relationships are valued based on expected renewal of a lease or the likelihood of obtaining a particular tenant for other locations. These intangibles will be included in intangible lease assets in the balance sheet and are amortized to expense over the remaining term of the respective leases.

AMERICAN REALTY CAPITAL TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
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

As of September 30, 2008, acquired lease intangible assets consist only of in-place lease intangibles totaling $9,443,239 with accumulated amortization of $287,198.

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

When circumstances indicate the carrying value of a property may not be recoverable, the Company reviews the asset for impairment. This review is based on an estimate of the future undiscounted cash flows, excluding interest charges, expected to result from the property’s use and eventual disposition. These estimates consider factors such as expected future operating income, market and other applicable trends and residual value, as well as the effects of leasing demand, competition and other factors. If impairment exists, due to the inability to recover the carrying value of a property, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property for properties to be held and used. For properties held for sale, the impairment loss is the adjustment to fair value less estimated cost to dispose of the asset. These assessments have a direct impact on net income because recording an impairment loss results in an immediate negative adjustment to net income.

Investor contributions held in Escrow

The Company is currently engaged in a public offering of its common stock. Included in investor contributions held in escrow on the accompanying balance sheets is $30,824 of offering proceeds for which shares of common stock had not been issued as of September 30, 2008.

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

The Company continually reviews receivables related to rent and unbilled rent receivables and determines collectability by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of a receivable is in doubt, the Company will record an increase in the allowance for uncollectible accounts or record a direct write-off of the receivable in the consolidated statements of operations.

Organization, Offering, and Related Costs

Organization and offering costs (other than selling commissions and the dealer manager fee) of the Company may be paid by the Advisor, the Dealer Manager or their affiliates on behalf of the Company. Such organization and offering costs include all expenses to be paid by the Company in connection with the Offering, including but not limited to (i) legal, accounting, printing, mailing, and filing fees; (ii)  escrow related fees; (iii) reimbursement of the Dealer Manager for amounts it may pay to reimburse the bona fide diligence expenses of broker-dealers; and (iv) reimbursement to the Advisor for the salaries of its employees and other costs in connection with preparing supplemental sales materials. Pursuant to the Advisory Agreement and the Dealer Manager Agreement, the Company is obligated to reimburse the Advisor or its affiliates, as applicable, for organization and offering costs paid by them on behalf of the Company, provided that the Advisor is obligated to reimburse the Company to the extent organization and offering costs (excluding selling commissions, the dealer manager fee and bonafide due diligence cost reimbursements) incurred by the Company in the Offering exceed 1.5% of gross offering proceeds.

AMERICAN REALTY CAPITAL TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)

As a result, these costs are only a liability of the Company to the extent selling commissions, the dealer manager fee and other organization and offering costs do not exceed 15% of the gross proceeds of the Offering. Through September 30, 2008, the Company issued 1,165,397 shares of common stock, including 339,077 shares issued in connection with an acquisition in March 2008 - see Note 3 Real Estate Acquisitions. Total gross proceeds from these issuances were $10,523,344. As of September 30, 2008, the aggregate value of all share issuances and subscriptions outstanding was $13,667,108 based on a per share value of $10.00. This amount includes stock subscriptions of $2,103,628 which are maintained at the Company’s third-party escrow agent, to be released when certain escrow requirements have been achieved. The Company recorded offering costs of $2,136,453 and selling commissions and dealer manager fees of $93,202 through September, 30, 2008. Organization costs are expensed as incurred within general and administrative expenses, and offering costs, which include selling commissions and dealer manager fees, are charged to stockholders’ equity as such amounts are reimbursed from the gross proceeds of the Offering.

  Reportable Segments

The Financial Accounting Standards Board (“FASB”) issued SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” (“SFAS No. 131”), which establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments. The Company determined that it has one reportable segment, with activities related to investing in real estate. The Company’s investments in real estate generate rental revenue and other income through the leasing of properties, which comprised 100% of our total consolidated revenues for the nine-month period ended September 30, 2008. Although the Company’s investments in real estate will be geographically diversified throughout the United States, management evaluates operating performance on an individual property level. The Company’s properties have been aggregated into one reportable segment.

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

In December 2007, the FASB issued SFAS No. 141, (revised 2007), “Business Combinations,” (“SFAS No. 141(R)”), which continues the evolution toward fair value reporting and significantly changes the accounting for acquisitions that close beginning in 2009, both at the acquisition date and in subsequent periods. SFAS No. 141(R) introduces new accounting concepts and valuation complexities, and many of the changes have the potential to generate greater earnings volatility after the acquisition. SFAS No. 141(R) applies to acquisitions on or after January 1, 2009 and will impact the Company’s reporting prospectively only by requiring acquisition costs to be expensed rather than capitalized.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” an amendment of FASB Statement No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 161”) requires entities to provide greater transparency about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, and how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. The statement is effective for financial statements issues for fiscal years and interim periods beginning after November 15, 2008, and is not expected to have a significant impact on the Company’s results of operations, financial condition or liquidity .

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

AMERICAN REALTY CAPITAL TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)

Note 3 — Real Estate Acquisitions

During the three months and nine months ended September 30, 2008, the Company acquired 7 and 41 properties, respectively. The following table presents the allocation of the assets acquired and liabilities assumed during the period:

	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2008
Real estate investments, at cost:
Land	$2,991,519	14,633,064
Buildings, fixtures and improvements	16,951,939	82,842,992
	19,943,458	97,476,056

Intangibles and other assets:
In-place leases	1,980,324	9,443,239

Total assets acquired	21,923,782	106,919,295

Liabilities assumed:
Mortgage notes	(12,808,265)	(50,773,265)
Mezzanine financing	—	(3,953,796)
Investor contributions held in escrow	441,724	(30,824)
Other liabilities	34,182	(42,118)

Total liabilities assumed:	(12,332,359)	(54,800,003)

Issuance of common shares	(441,724)	(3,051,695)

Cash paid	$9,149,699	$49,067,597

AMERICAN REALTY CAPITAL TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)

During the nine months ended September 30, 2008, the Company acquired the following properties:

Seller / Property Name	Acquisition Date	No. of Buildings	Square Feet	Remaining Lease Term (1)	Net Operating Income (2)	Base Purchase Price (3)	Capitalization Rate (4)	Purchase Price (5)

Federal Express Distribution Center	March 2008	1	55,440	10.5	$729,245	$9,694,179	7.52%	$10,198,996
Harleysville National Bank Portfolio	March 2008	15	177,774	14.3	3,003,838	40,976,218	7.33%	41,663,221
Rockland Trust Company Portfolio	May 2008	18	121,057	12.8	2,529,665	32,188,000	7.86%	33,133,296
National City Bank	September 2008	1	3,740	20.4	250,085	3,000,000	8.34%	3,089,391
Rite Aid	September 2008	6	74,919	14.8	1,446,843	18,575,727	7.79%	18,834,391
Total		41	432,930	13.74	$7,959,676	$104,434,124	7.62%	$106,919,295
________________________

(1)	-Remaining lease term as of September 30, 2008, in years. If the portfolio has multiple locations with varying lease expirations, remaining lease term is calculated on a weighted-average basis.
(2)	-Annualized 2008 rental income less property operating expenses, as applicable.
(3)	-Contract purchase price excluding acquisition related costs.
(4)	-Net operating income divided by base purchase price.
(5)	-Base purchase price plus all acquisition related costs.

In March 2008, the Company acquired a Federal Express Distribution center located in Pennsylvania from a related party - see Note 9. In connection with this transaction, the Company assumed a mortgage note obligation of $6,965,000, which bears interest at a fixed rate of 6.29%. This note is interest only through September 1, 2014 and then amortizes through September 1, 2037, with a final balloon payment due on such date.  This property was acquired in exchange for 342,502 shares of common stock valued at approximately $3,083,000, of which, 339,077 shares were issued and outstanding as of September 30, 2008. The remainder of the shares was recorded as investor contributions held in escrow on the accompanying balance sheets and are expected to be issued within the next twelve months. The lease expires on November 30, 2018 and includes renewal options.

In March 2008, the Company acquired a fifteen building portfolio 100% leased to Harleysville National Bank from a related party - see Note 9. These properties are all located in Pennsylvania. In connection with this transaction, the Company assumed a mortgage note obligation of $31,000,000, which bears interest at a fixed effective rate of 6.59%. This note is interest only through January 1, 2011 and then amortizes through January 1, 2018, with a final balloon payment due on such date. In addition, the Company assumed a mezzanine financing obligation of approximately $3,954,000. This obligation bears interest at a fixed effective rate of 12.49% and matures in January 2009. The Company borrowed $4,000,000 from a principal of the Advisor in connection with this acquisition- see Note 4. The initial term of the master lease expires on December 31, 2022 and includes renewal options.

In May 2008, the Company acquired an eighteen building portfolio 100% leased to Rockland Trust Company. Independent Bank Corp. operates as the holding company for Rockland Trust Company. These properties are all located throughout Southeastern Massachusetts and Cape Cod. In connection with this transaction, the Company financed a portion of the purchase price with a mortgage note obligation of $24,412,500, which bears interest at 30 day LIBOR plus 1.375%. The Company entered into a rate lock agreement to limit its interest rate exposure. The LIBOR floor and cap are 3.54% and 4.125% (initial year), respectively. This note amortizes through May 1, 2013 on a 25-year schedule, with a final balloon payment due on such date. In addition, the Company funded a portion of the acquisition with a short-term convertible redeemable preferred obligation of $3,995,000. This obligation bears interest at a fixed effective rate of 14.27% and matures in April, 2009. The Company also borrowed $2,500,000 from two principals of the Advisor in connection with this acquisition - see Note 4. The lease expiration varies on a per property basis, expiring either on April 30, 2018 or April 30, 2023, with a weighted average initial term of 12.8 years, excluding renewal options.

In September 2008, the Company acquired a National City Bank branch located in Florida from a related party - see Note 9. In connection with this transaction, the Company financed a portion of the purchase price with a mortgage note obligation of $2,062,500, which bears interest at 30 day LIBOR plus 1.5%. The Company entered into a rate lock agreement to limit its interest rate exposure on a total of loan obligations of $4,500,000. The Company has closed on $2,062,500 of this obligation - see Note 13 - Subsequent Events, with respect to closing of the remaining $2,437,500 under this loan obligation. The LIBOR floor and cap are 3.37% and 4.45% (initial year), respectively for a notional contract amount of $4,115,000 and a fixed rate of 3.565% on a notional contract amount of $385,000. This note amortizes through September 16, 2013 on a 27-year schedule, with a final balloon payment due on such date. The Company borrowed approximately $1,040,000 from a related party under an unsecured credit facility in connection with this acquisition - see Note 4. The lease expires January 31, 2029, excluding renewal options.

In September 2008, the Company acquired a six building portfolio 100% leased to Rite Aid from a related party - see Note 9. These properties are located in Ohio and Pennsylvania. In connection with this transaction, the Company assumed a mortgage note obligation of $12,808,265, which bears interest at a fixed effective rate of 6.97%. This note is interest only through November 6, 2012 and then amortizes through September 7, 2017, with a final balloon payment due on such date. The Company borrowed approximately $6,108,000 from a related party under an unsecured credit facility in connection with this acquisition - see Note 4. The lease expiration varies on a per property basis, expiring between December 2016 and October 2027, with a weighted average initial term of 14.8 years, excluding renewal options.

Note 4 — Mortgage and Other Notes Payable

As of September 30, 2008, the Company had total mortgage and other notes payable outstanding of $85,015,996. During the nine months ended September 30, 2008, the Company incurred, or assumed, the following mortgage notes payable in connection with the real estate acquisitions described in Note 3 above:

Property	Encumbered Properties	Outstanding Loan Amount	Effective Interest Rate		Interest Rate	Maturity

Federal Express Distribution Center	1
Mortgage		$6,965,000	6.29%		Fixed	September 2037

Harleysville National Bank Portfolio	15
Mortgage		31,000,000	6.59%	(1)	Fixed	January 2018
Mezzanine financing		3,953,796	12.49%		Fixed	January 2009
Rockland Trust Company Portfolio	18
Mortgage		24,231,435	3.92%	(2)	Variable	May 2013
Mezzanine financing		3,995,000	14.27%		Fixed	April 2009

National City Bank Portfolio	1
Mortgage		2,062,500	4.04%	(3)	Variable	September 2013
Rite Aid	6
Mortgage		12,808,265	6.97%		Fixed	September 2017

Total		$85,015,996
________________________

(1) -	The effective interest rate resets at the end of year five to the then current 5-year Treasury rate plus 2.25%, but in no event will be less than 6.5%.
(2) -	The Company limited its interest rate exposure by entering into a rate lock agreement with a LIBOR floor and cap of 3.54% and 4.125% (initial year), respectively.
(3) -
The Company limited its interest rate exposure by entering into a rate lock agreement with a LIBOR floor and cap of 3.37% and 4.45% (initial year), respectively for a notional contract amount of approximately $4,115,000 and a fixed rate of 3.565% on a notional contract amount of approximately $385,000. For the period ended September 30, 2008, the Company had closed on $2,062,500 of this debt obligation.

AMERICAN REALTY CAPITAL TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)

In addition, during the nine months ended September 30, 2008, the OP entered into an agreement with the principals of the Advisor whereby the OP can borrow from the principals up to $10 million from time to time as needed to provide short-term financing relating to property acquisitions. Such borrowings need to be repaid within a six month period and will accrue interest at a commercially reasonable rate. In November 2008, the board approved an extension of the repayment period of an additional six months. In connection with the acquisition of the Harleysville National Bank and the Rockland Trust Company portfolios outlined in Note 3, the Company borrowed $4.0 and $2.5 million respectively, accruing interest at an annual rate of 8.0% and can be paid off without penalty.

During the nine months ended September 30, 2008, the REIT entered into an unsecured credit facility with a related party, American Realty Capital Bridge, LLC (“ARC Bridge”), whereby the REIT can borrow up to $10,000,000 from time to time as needed to provide short-term financing relating to property acquisitions - see Note 9 — Related-Party Transactions and Arrangements.

The following table summarizes the scheduled aggregate principal repayments for the five years subsequent to September 30, 2008:

	Mortgage Notes	Short-Term Mezzanine Notes	Short-Term Convertible Redeemable Preferred Obligation	Related Party Notes Payable	Related Party Credit Facility	Total

2008	$125,988	$-	$-	$-	$-	$125,988
2009	522,875	3,953,796	3,995,000	6,500,000	7,147,587	22,119,258
2010	555,077	-	-	-	-	555,077
2011	1,370,820	-	-	-	-	1,370,820
2012	1,478,597	-	-	-	-	1,478,597
2003 and thereafter	73,013,843	-	-	-	-	73,013,843
-					-
Total	$77,067,200	$3,953,796	$3,995,000	$6,500,000	$7,147,587	$98,663,583

As of September 30, 2008, the Company was in compliance with the debt covenants under theloan agreements.

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

The Company seeks to manage the extent to which net income changes as a function of changes in interest rates by matching adjustable-rate assets with variable-rate borrowings.  During periods of changing interest rates, interest rate mismatches could negatively impact the Company’s consolidated financial condition, consolidated results of operations and consolidated cash flows.  In addition, the Company mitigates the potential impact on net income of periodic and lifetime coupon adjustment restrictions in its investment portfolio by entering into interest rate hedging agreements such as interest rate collars and swaps.

At September 30, 2008, the Company had two interest rate collar contracts outstanding whereby the Company’s exposure to variable interest rates is limited by locking in a ceiling and floor for the underlying variable interest rate, one-month LIBOR. The first contract established the ceiling and floor for the underlying rate at 4.125% and 3.54%, respectively. The aggregate notional amount of this contract was approximately $24,200,000 at September 30, 2008. The second contract set the ceiling and floor for the underlying rate at 4.45% and 3.37%, respectively. The aggregate notional amount of this contract was approximately $4,100,000 at September 30, 2008.

The Company had two swap contracts outstanding at September 30, 2008. The first contract swaps the variable rate of one-month LIBOR for a fixed rate of 3.565%. The aggregate notional amount of this contract was approximately $385,000 as of September 30, 2008. The second contract swaps one-month LIBOR for a fixed rate of 3.60%. The aggregate notional amount of this contract was approximately $33,300,000 at September 30, 2008. This contract relates to an acquisition of bank branches which the Company expects to close in November 2008.

The estimated fair value of the Company’s derivative instruments was $479,364 as of September 30, 2008.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties.  However, as of September 30, 2008, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives.  As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The following table presents information about the Company’s assets (including derivatives that are presented net) measured at fair value on a recurring basis as of September 30, 2008, aggregated by the level in the fair value hierarchy within with those instruments fall:

	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Balance as of September 30, 2008
Total derivatives, net	$—	$479,364	$—	$479,364

Note 7 — Derivative Financial Instruments

The Company may use derivative financial instruments, including interest rate swaps, caps, options, floors and other interest rate derivative contracts, to hedge all or a portion of the interest rate risk associated with our borrowings. The principal objective of such arrangements is to minimize the risks and/or costs associated with the Company’s operating and financial structure as well as to hedge specific anticipated transactions. The Company does not intend to utilize derivatives for speculative or others purposes other than interest rate risk management. The use of derivative financial instruments carries certain risks, including the risk that the counterparties to these contractual arrangements are not able to perform under the agreements. To mitigate this risk, the Company only enters into derivative financial instruments with counterparties with high credit ratings and with major financial institutions with which the Company and its affiliates may also have other financial relationships. The Company does not anticipate that any of the counterparties will fail to meet their obligations.

As of September 30, 2008, the Company had several interest rate derivative contracts used to hedge interest rate exposure on its indebtedness. The Company had two interest rate collar contracts outstanding at September 30, 2008. At inception, there was no premium exchanged for these contracts and they effectively had a fair value equal to zero. The first collar contract, with an aggregate notional amount of $24,200,000 at September 30, 2008, was not able to be designated under SFAS No. 133 as it does not qualify for hedge accounting based on the results of the net written option test. As such, all changes in the fair value of the interest rate collar have been included in the Company’s statement of operations for the quarter ended September 30, 2008. The second collar contract with a notional amount of $4,100,000 does qualify for hedge accounting and is expected to be a highly effective cash flow hedge. As such, all fair value adjustments for the effective portion of the hedge will be reflected in accumulated other comprehensive income and the amount of ineffectiveness, if any, will be recorded in the statement of operations.

As of September 30, 2008 the Company had two interest rate swap contracts. Both contracts, with aggregate notional amounts of $385,000 and $33,300,000, qualify as effective cash flow hedges under SFAS No. 133. The fair value of these contracts is recorded on the balance sheet with the effective portion of the hedge recorded in other comprehensive income, and the amount of ineffectiveness, if any, is recorded in the statement of operations. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable rate debt. During the next twelve months, the Company estimates that $133,000 will be reclassified as a reduction to interest expense.

The table below summarizes the aggregate notional amount and estimated net fair value of our derivative instruments as of September 30, 2008:

	As of September 30, 2008
	Notional	Fair Value
Derivatives:
Interest rate swaps	$33,684,732	$451,269
Interest rate collar	28,346,703	28,095
Total	$62,031,435	$479,364

The following table summarizes by derivative instrument type the effect on income for the following periods:

	For the Quarter Ended September 30, 2008
Type of Derivative	Amounts Reclassified to Earnings for Effective Hedges - Gains (Losses)	Amounts Reclassified to Earnings for Hedge Ineffectiveness - Gains (Losses)
Interest rate collar, not designated	$—	$(244,572)
Interest rate collar and swap, designated cash flow hedges	—	1,202
Total	$—	$(243,370)

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

Note 9 — Related-Party Transactions and Arrangements

Certain affiliates of the Company receive, and will continue to receive, fees and compensation in connection with the sale of the Company’s common stock, and the acquisition, management and sale of the assets of the Company. The Dealer Manager receives, and will continue to receive, a selling commission of up to 7.0% of gross offering proceeds before reallowance of commissions earned by participating broker-dealers. The Dealer Manager reallows, and intends to continue to reallow, 100% of commissions earned to participating broker-dealers. In addition, the Dealer Manager will receive up to 3.0% of the gross proceeds from the Offering, before reallowance to participating broker-dealers, as a dealer-manager fee. The Dealer Manager, in its sole discretion, may reallow all or a portion of its dealer-manager fee to such participating broker-dealers, based on such factors as the volume of shares sold by such participating broker-dealers and marketing support incurred as compared to those of other participating broker-dealers. No selling commissions or dealer-manager fees are paid to the Dealer Manager in respect of shares sold under the DRIP. During the three and nine months ended September 30, 2008, the Company paid $55,996 and $93,202, respectively, to the Dealer Manager for commissions and dealer manager fees, of which $2,385 was reallowed to participating broker-dealers.

All organization and offering expenses associated with the sale of the Company’s common stock (excluding selling commissions and the dealer-manager fee) are paid for by the Advisor or its affiliates and are reimbursed by the Company up to 1.5% of gross offering proceeds. The Advisor receives an acquisition and advisory fee of 1.0% of the contract purchase price of each acquired property and will be reimbursed for acquisition costs incurred in the process of acquiring properties, but not to exceed 0.5% of the contract purchase price. In no event will the total of all fees and acquisition expenses payable with respect to a particular property or investment exceed 4.0% of the contract purchase price. During the three months ended September 30, 2008, the Company reimbursed the Advisor $0 and $215,757 for organizational and offering expenses and acquisition costs, respectively. Organization and offering expenses were waived by the Advisor during the three months ended September 30, 2008. During the nine months ended September 30, 2008, the Company reimbursed the Advisor $59,207 and $1,047,874 for organizational and offering expenses and acquisition costs, respectively. The $59,207 of offering and organizational expenses reimbursed by the Company is net of $60,000 refunded by the Advisor to the Company during the three months ended September 30, 2008, to improve the Company’s overall working capital position. The Company incurred and capitalized acquisition advisory fees of $215,757 and $1,047,874 during the three and nine months ended September 30, 2008, all of which were paid as of September 30, 2008.

AMERICAN REALTY CAPITAL TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)

The Advisor receives a financing coordination fee equal to 1.0% of the amount available under such financing. During the three and nine months ended September 30, 2008, the Company incurred finance coordination fees of $187,212 and $810,987, respectively, paid to its affiliated Advisor.

The Company pays its affiliated Property Manager fees for the management and leasing of the Company’s properties. Such fees equal 2.0% of gross revenues from the Company’s single tenant properties and 4.0% of the gross revenues from its multi-tenant properties, plus reimbursement of the Property Managers’ costs of managing the properties. In the event that the Property Manager assists a tenant with tenant improvements, a separate fee may be charged to the tenant by the Property Manager at a fee not to exceed 5.0% of the cost of such tenant improvements. The Property Manager will be paid leasing commissions at prevailing market rates and may also receive a fee for the initial leasing of newly constructed properties, which generally would equal one month’s rent. The aggregate of all property management and leasing fees paid to affiliates plus all payments to third parties will not exceed the amount that other nonaffiliated management and leasing companies generally charge for similar services in the same geographic location. The Property Manager may subcontract its duties for a fee that may be less than the fee provided for in the property management agreement. During the three and nine months ended September 30, 2008, the Company paid the Property Manager $0 and $4,230 for property management fees, respectively. The Property Manager has elected to waive its management fee for the three months ended September 30, 2008.

The Company pays the Advisor an annualized asset management fee of 1.0% based on the aggregate contract purchase price of all properties. The asset management fee is payable quarterly in advance on the first day of the month following the end of each calendar quarter end. The Advisor has elected to waive its asset management fee for the nine months ended September 30, 2008.

If the Advisor or its affiliates provides a substantial amount of services, as determined by the Company’s independent directors, in connection with the sale of property, the Company will pay the Advisor a brokerage commission not to exceed the lesser of one-half of a reasonable, customary and competitive real estate commission or 3.0% of the contract price for the property sold, inclusive of any commission paid to outside brokers provided, however, in no event may the real estate commissions paid to the Advisor, its affiliates or unaffiliated third-parties exceed 6% of the contract price. In addition, after investors have received a return of their net capital contributions and a 6.0% annual cumulative, non-compounded return, then the Advisor is entitled to receive 15.0% of remaining net sale proceeds. During the nine months ended September 30, 2008, the Company did not pay any fees or amounts to the Advisor relating to the sale of properties.

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

 The Company may reimburse the Advisor for all expenses it paid or incurred in connection with the services provided to the Company, subject to the limitation that the Company does not reimburse for any amount by which its operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of (i) 2.0% of average invested assets, or (ii) 25% of net income other than any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of assets for that period. The Company will not reimburse for personnel costs in connection with services for which the Advisor receives acquisition fees or real estate commissions. During the nine months ended September 30, 2008, the Company did not reimburse the Advisor for any such costs.

During the nine months ended September 30, 2008, the OP entered into an agreement with the principals of the Advisor whereby the OP can borrow from the principals up to $10,000,000 from time to time as needed to provide short-term financing relating to property acquisitions. Such borrowings need to be repaid within a six month period and will accrue interest at a commercially reasonable rate. In November 2008, the board approved an extension of the repayment period of an additional six months. In connection with the acquisition of the Harleysville National Bank and the Rockland Trust Company portfolios outlined in Note 3, the Company borrowed $4,000,000 and $2,500,000 million respectively, accruing interest at an annual rate of 8.0%. Such borrowings can be paid off, at any time, without penalty. During the three and nine months ended September 30, 2008, the Company incurred related party interest expense of $131,069 and $261,261, respectively. As of September 30, 2008, $42,739 remained unpaid and is included in due to affiliates in the accompanying balance sheets.

During the three months ended September 30, 2008, the REIT entered into an unsecured credit facility with a related party, American Realty Capital Bridge, LLC (“ARC Bridge”), whereby the REIT can borrow up to $10,000,000 from time to time as needed to provide short-term financing relating to property acquisitions. ARC Bridge is a 50% joint venture between the Sponsor and an unrelated third party. Borrowings on this facility accrue interest at an annual rate of 30 day LIBOR plus 5% with a floor of 8%. This facility was used for two acquisitions during the three months ended September 30, 2008. The borrowings relating to the National City Bank and Rite Aid acquisitions were $1,039,648 and 6,107,939, respectively. These borrowings are due one year from the borrowing date and can be repaid at any time without penalty. The related interest rates on these borrowings were 8.11% and 8.83% for the National City Bank and Rite Aid acquisitions, respectively, as of September 30, 2008. The Company incurred interest expense on these borrowings of $6,651 for the period ended September 30, 2008. As of September 30, 2008, $6,651 remained unpaid and is included in due to affiliates in the accompanying balance sheets.

AMERICAN REALTY CAPITAL TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)

At September 30, 2008 and December 31, 2007, the Company had approximately $555,000 and $285,000, respectively, due to affiliates, which is included in due to affiliates in the accompanying consolidated balance sheets and is payable primarily to the Advisor. Such amounts consisted primarily of a $490,000 rate lock deposit related to the financing of a future transaction as well as accrued interest.

The Company acquired 23 properties in four separate transactions during the nine months ended September 30, 2008 from related parties. A Federal Express distribution center was acquired on March 5, 2008. A sale leaseback transaction involving 15 properties 100% occupied by Harleysville National Bank occurred on March 12, 2008. A National City Bank branch and a portfolio of six Rite Aid locations were acquired on September 16, 2008 and September 29, 2008, respectively. These acquisitions were approved by the Company’s Board of Trustees; with two inside directors abstaining because the acquisition was an affiliated transaction. The Company acquired these assets at sellers’ cost, which did not exceed the fair market value of the properties as determined by a qualified independent appraiser.

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

Note 11 — Independent Directors’ Stock Option Plan

The Company has a stock option plan (the “Plan”), which authorizes the grant of nonqualified stock options to the Company’s independent directors, subject to the absolute discretion of the board of directors and the applicable limitations of the Plan. The Company intends to grant options under the Plan to each qualifying director annually. The exercise price for all stock options granted under the Plan will be fixed at $10.00 per share until the termination of our initial public offering, and thereafter the exercise price for stock options granted to our independent directors will be equal to the fair market value of a share on the last business day preceding the annual meeting of stockholders. As of September 30, 2008, the Company had granted options to purchase 9,000 shares at $10.00 per share, each with a two year vesting period. A total of 1,000,000 shares have been authorized and reserved for issuance under the Plan. The Company accounts for the issuance of stock options under SFAS No. 123R, “Share-Based Payment,” which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including stock options related to the Plan, based on estimated fair values.

During the nine months ended September 30, 2008, 9,000 were granted and no options were forfeited, became vested, or were exercised. As of September 30, 2008, unvested options to purchase 9,000 shares at $10.00 per share remained outstanding with a weighted average contractual remaining life of approximately 9.5 years. The total compensation charge relating to these option grants under SFAS No. 123R is immaterial.

Note 12 — Net Income (Loss) Per Share

The following is a reconciliation of the numerator and denominator of the basic and diluted net income (loss) per share computation for the three and nine months ended September 30, 2008:

	Basic and Diluted Three Months Ended September 30, 2008	Basic and Diluted Nine Months Ended September 30, 2008

Net loss	$(845,124)	$(1,641,345)
Total weighted average common shares outstanding	1,101,127	699,883
Loss per share	$(0.77)	$(2.35)

AMERICAN REALTY CAPITAL TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)

Note 13 — Subsequent Events

Sale of Shares of Common Stock

As of November 11, 2008, the Company had issued 1,204,065 shares of common stock, including 339,077 shares issued in connection with an acquisition in March 2008 - see Note 3 Real Estate Acquisitions. Total gross proceeds from these issuances were $11,905,737. As of November 11, 2008, the aggregate value of all share issuances and subscriptions outstanding was $14,009,358 based on a per share value of $10.00. This amount includes stock subscriptions of $2,103,628 which are maintained at the Company’s third-party escrow agent, to be released when certain escrow requirements have been achieved. As of November 11, 2008, approximately $1.24 billion (124 million shares) remained available for sale to the public under the Offering, exclusive of shares available under the DRIP.

Real Estate Acquisitions

The Company acquired the following properties subsequent to September 30, 2008:

Property	Acquisition Date	No. Of Buildings	Square Feet	Purchase Price (1)

National City Bank	October 2008	1	4,633	$	$ 3,764,028

(1)	Includes all acquisition costs, the value of acquired intangible lease assets and assumed liabilities.

On October 23, 2008, the Company acquired a National City Bank branch for a total purchase price of approximately $3.8 million, inclusive of closing costs and an acquisition fee, from a related party. The property is leased on a triple-net basis, with an initial lease term of 20.4 years, exclusive of certain lease extension provisions.

  Mortgage Notes Payable and other obligations

Subsequent to September 30, 2008, the Company incurred or assumed the following mortgage notes payable in connection with the real estate acquisitions described above:

Mortgage Debt	Type	Rate	Maturity Date

$ 2,437,500	Variable	30 Day LIBOR + 1.50% (1)	October 2013

(1)
The Company entered into a rate lock agreement to limit its interest rate exposure. The LIBOR floor and cap on the amortizing portion of the debt are 3.37% and 4.45% (initial year), respectively. In addition, the Company swapped the variable interest rate for a fixed rate of 3.565% on the balloon payment due in October 2013.

Share Repurchase Program

On November 12, 2008, the Company’s board of directors modified the Share Repurchase Program (“SRP”) to fund purchases under the SRP not only from the DRIP but also operating funds of the Company. Accordingly, purchases under the SRP, subject to the terms of the SRP, may be funded from the proceeds from the sale of shares under the DRIP, from proceeds of the sale of shares in a public offering, together with other available allocated operating funds. However, purchases under the SRP by the Company will be limited in any calendar year to 5% of the weighted average number of shares outstanding during the prior year. Purchases under the SRP will continue to be restricted by the availability of such proceeds and available allocated operating funds, as well as the share repurchase limit. The terms and conditions of the SRP remain unchanged.

In addition, the SRP provides existing stockholders with limited, interim liquidity by enabling them to sell shares back to us, subject to certain restrictions. The purchase price has been modified as follows:

One year from the purchase date - 96.25% of the amount paid for each share (increased from 95%);

Two years from the purchase date - 97.75% of the amount paid for each share (increased from 96.25%);

Three years from the purchase date - 100% of the amount paid for each share (increased from 97.5%).

The Company makes repurchases under the SRP, if requested, at least once quarterly on a first-come, first-served basis.  Subject to funds being available, The Company limits the number of shares repurchased during any calendar year to five percent (5%) of the weighted average number of shares outstanding during the prior calendar year.  Funding for the SRP comes exclusively from proceeds that we receive from the sale of shares under the DRIP and other such operating funds, if any, as the board of directors, at its sole discretion, may reserve for this purpose.

The Company cannot guarantee that the funds set aside for the SRP will be sufficient to accommodate all requests made each year.  If no funds are available for the SRP when repurchase is requested, the stockholder may: (i) withdraw the request; or (ii) ask that we honor the request at such time, if any, when funds are available.  Such pending requests will be honored on a first-come, first-served basis.

The board of directors, at its sole discretion, may choose to terminate the SRP, or reduce the number of shares purchased under the SRP, if it determines that the funds allocated to the SRP are needed for other purposes, such as the acquisition, maintenance or repair of properties, or for use in making a declared distribution.

There is no requirement that stockholders sell their shares to the Company. The SRP is only intended to provide interim liquidity for stockholders until a liquidity event occurs, such as the listing of the shares on a national securities exchange, inclusion of the shares for quotation on a national market system, or a merger with a listed company.  No assurance can be given that any such liquidity event will occur.

Shares purchased by the Company under the SRP will be canceled and will have the status of authorized but unissued shares.  Shares acquired through the SRP will not be re-issued unless they are first registered with the SEC under the Securities Act of 1933 and under appropriate state securities laws, or otherwise issued in compliance with such laws.

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

Overview

We are a Maryland corporation that will elect to be taxed as a real estate investment trust, or REIT, beginning with the taxable year ending December 31, 2008. On September 10, 2007, we filed a registration statement on Form S-11 with the SEC to offer a minimum of 750,000 shares and a maximum of 150,000,000 shares of common stock for sale to the public. The SEC declared the registration statement effective on January 25, 2008, at which time we launched our ongoing initial public offering. On March 11, 2008, we broke escrow in our ongoing initial public offering and then commenced our real estate operations. As of September 30, 2008, the we issued 1,165,397 shares of common stock, including 339,077 shares issued in connection with an acquisition in March 2008 - see Note 3 Real Estate Acquisitions. Total gross proceeds from these issuances were $10,523,344. As of September 30, 2008, the aggregate value of all share issuances and subscriptions outstanding was $13,667,108 based on a per share value of $10.00. This amount includes stock subscriptions of $2,103,628 which are maintained at the our third-party escrow agent, to be released when certain escrow requirements have been achieved. As of September 30, 2008, we had not redeemed any shares sold in our ongoing initial public offering pursuant to our share repurchase program. We are dependent upon the net proceeds from the offering to conduct our proposed operations.

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

As of September 30, 2008, we owned 41 properties compromising approximately 433,000 square feet, 100% leased with an initial weighted average remaining lease term of 13.7 years. In constructing our portfolio, we intend to target and derive approximately 50% to 60% of our revenues from investment-grade tenants. Additionally, we intend to target approximately 50% of our revenues from financial institutions.

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

Real estate-related investments are higher-yield and higher-risk investments that our advisor will actively manage, if we elect to acquire such investments. The real estate-related investments in which we may invest include: (i) mortgage loans; (ii) equity securities such as common stocks, preferred stocks and convertible preferred securities of real estate companies; (iii) debt securities, such as mortgage-backed securities, commercial mortgages, mortgage loan participations and debt securities issued by other real estate companies; and (iv) certain types of illiquid securities, such as mezzanine loans and bridge loans. While we may invest in any of these real estate-related investments, our advisor, with the support of our Board of Trustees, has elected to suspend all activities relating to acquiring real estate-related investments for an indefinite period based on the current adverse climate affecting the capital markets. Since our inception, we have not acquired any real estate-related investments.

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

Results of Operations

Three Months Ended September 30, 2008

As of September 30, 2008, the Company owned 41 properties which are 100% leased. The Company acquired 7 properties in two separate transactions during the quarter ended September 30, 2008. A National City Bank location was acquired on September 16, 2008. A transaction involving 6 properties 100% occupied by Rite Aid occurred on September 29, 2008. The property operating results outlined below include the partial period we owned these investment assets during the period.

Rental Income

Rental income of approximately $1,594,000 was recognized during the three months ended September 30, 2008. This rental income includes a partial quarter of revenue derived from the properties we acquired in September 2008.

Property Management Fees to Affiliate

American Realty Capital Properties, LLC has elected to waive the property management fees for the three months ended September 30, 2008. Such fees represent amounts paid to our affiliated property manager, American Realty Capital Properties, LLC, to manage and lease our properties.

General and Administrative Expenses

General and administrative expenses of approximately $19,000 were incurred during the three months ended September 30, 2008. The majority of such expenses included $48,000 of insurance expense amortization of our directors and officers’ insurance policy, $20,000 of board member compensation and $11,000 of professional fees. These expenses are offset by a $60,000 reimbursement of various organizational and offering costs by the Advisor.

Depreciation and Amortization Expense

Depreciation and amortization expense of approximately $857,000 was recognized during the three months ended September 30, 2008. This expense includes a partial quarter of depreciation and amortization incurred from the properties we acquired in September 2008.

Interest Expense

Interest expense of approximately $1,387,000 was recognized during the three months ended September 30, 2008. Such amount includes a partial quarter of interest expense relating to the debt incurred to fund a portion of the properties we acquired in September 2008.

Our property acquisitions during the three months ended September 30, 2008 were financed in part with short-term and long-term obligations as discussed in Note 4 to our consolidated financial statements. Our interest expense in future periods will vary based on our level of future borrowings, which will depend on the level of proceeds raised in the Offering, the cost of borrowings, and the opportunity to acquire real estate assets which meet our investment objectives.

Other Income

During the three months ended September 30, 2008, the Company recorded $177,000 of losses related to marking its derivative instruments to market.

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

FFO is presented in the following table for the periods ended as indicated:

	Three Months Ended June 30, 2008	Three Months Ended September 30, 2008

Net loss	$(454,369)	$(845,124)
Add:
Depreciation of real estate assets	616,517	717,410
Amortization of intangible lease assets	119,966	139,777
Mark-to-market adjustment (1)	(196,816)	176,656
FFO	$85,298	$188,719

Dividends paid (2)	$79,899	$174,021

FFO coverage ratio	106.8%	108.5%
FFO payout ratio	93.7%	92.2%
___________________________
(1) -	the Company excludes non-cash mark-to-market adjustments relating to its hedging activities from its FFO calculation.
(2) -	includes shares issued under the DRIP.
(3) -	FFO is not applicable for the three months ended March 31, 2008, as no dividend were paid during such period.

Nine Months Ended September 30, 2008

As of September 30, 2008, the Company owned 41 properties which are 100% leased. We acquired a Federal Express distribution center on March 5, 2008. A sale leaseback transaction involving 15 properties 100% occupied by Harleysville National Bank occurred on March 12, 2008. A sale leaseback transaction involving 18 properties 100% occupied by Rockland Trust Company occurred on May 2, 2008. A National City Bank location was acquired on September 16, 2008. A transaction involving 6 properties 100% occupied by Rite Aid occurred on September 29, 2008. The property operating results outlined below relate to the partial period we owned these investment assets during the period.

Rental Income

Rental income of approximately $3,156,000 was recognized during the nine months ended September 30, 2008. This rental income is derived from the leased properties we acquired in March, May and September 2008.

Property Management Fees to Affiliate

Property management fees to affiliate of approximately $4,000 were incurred during the nine months ended September 30, 2008. Such fees represent amounts paid to our affiliated property manager, American Realty Capital Properties, LLC, to manage and lease our properties. American Realty Capital Properties, LLC has elected to waive the property management fees for the nine months ended September 30, 2008.

General and Administrative Expenses

General and administrative expenses of approximately $292,000 were incurred during the nine months ended September 30, 2008. The majority of such expenses includes approximately $59,000 reimbursed to the Advisor relating to various organizational and offering costs, which is net of the $60,000 refunded from the Advisor in the third quarter of 2008, $127,000 of insurance expense amortization of our directors and officers’ insurance policy, $59,000 of board member compensation and $35,000 of professional fees.

Depreciation and Amortization Expense

Depreciation and amortization expense of approximately $1,765,000 was recognized during the nine months ended September 30, 2008. This expense relates to depreciation and amortization incurred from the properties we acquired in March, May and September 2008.

Interest Expense

Interest expense of approximately $2,759,000 was recognized during the nine months ended September 30, 2008. Such amount relates to interest expense incurred on debt obligations assumed and/or borrowed to fund a portion of the properties we acquired in March, May and September 2008.

Our property acquisitions during the nine months ended September 30, 2008 were financed in part with short-term and long-term obligations as discussed in Note 4 to our consolidated financial statements. Our interest expense in future periods will vary based on our level of future borrowings, which will depend on the level of proceeds raised in the Offering, the cost of borrowings, and the opportunity to acquire real estate assets which meet our investment objectives.

Other Income

During the nine months ended September 30, 2008, the Company recorded $20,000 of gains related to marking its derivative instruments to market.

Cash Flows for the Nine Months Ended September 30, 2008

During the nine months ended September 30, 2008, net cash provided by operating activities was approximately $1,291,000. The level of cash flows provided by operating activities is affected by both the timing of interest payments and amount of borrowings outstanding during the period. It is also affected by the receipt of scheduled rent payments and disbursement of deposits required in connection with property acquisitions. Prepaid expenses and other assets increased by approximately $751,000 principally resulting from a deposit paid to secure financing on a portfolio expected to close in the fourth quarter of 2008 and the partial pre-funding of our Directors and Officers’ insurance policy. This amount is offset by the increase in accounts payable and accrued expenses of approximately $1,312,000, the majority of which relates to professional fees, accrued interest and finance coordination fees, as well as an increase in deferred rent and liabilities of approximately $554,000, primarily representing rent payments received in advance of the respective due date.

Net cash used in investing activities during the nine months ended September 30, 2008 totaled approximately $49,068,000 relating to investment properties acquired during the period.

Net cash provided by financing activities totaled approximately $48,651,000 during the nine months ended September 30, 2008. Such amount consisted primarily of net proceeds from mortgage notes payable, issuance of a convertible redeemable preferred obligation, our related party credit facility, and our related party notes payable of approximately $26,294,000, $3,995,000, $7,148,000 and $6,500,000, respectively. During the period, we issued 1,145,397 shares of common stock which generated approximately $7,272,000 of gross proceeds, reduced by approximately $1,292,000 of related offering costs and commissions. Net cash of approximately $168,000 was used for shareholder dividends. Net cash was reduced by approximately $50,000 related to restricted cash.

Liquidity and Capital Resources

We expect to continue to raise capital through the sale of our common stock and to utilize the net proceeds from the sale of our common stock and proceeds from secured financings to complete future property acquisitions. As of September 30, 2008, we issued 1,165,397 shares of common stock, including 339,077 shares issued in connection with an acquisition in March 2008 - see Note 3 Real Estate Acquisitions. Total gross proceeds from these issuances were $10,523,344. As of September 30, 2008, the aggregate value of all share issuances and subscriptions outstanding was $13,667,108 based on a per share value of $10.00. This amount includes stock subscriptions of $2,103,628 which are maintained at our third-party escrow agent, to be released when certain escrow requirements have been achieved.

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

In February 2008, the Board of Directors declared a dividend for each monthly period commencing 30 days subsequent to acquiring our initial portfolio of real estate investments, payable in cash on the 21st day following each month end to stockholders of record at the close of business each day during the applicable period. The dividend will be calculated based on stockholders of record each day during the applicable period at a rate of $0.00178082191 per day, and will equal a daily amount that, if paid each day for a 365-day period, would equal a 6.5% annualized rate based on the share price of $10.00. In August 2008, the Board of Directors modified the dividend payment date to the second business day of the following month.

The Company, our Board of Directors and Advisor share a similar philosophy with respect to paying our dividend. The dividend should principally be derived from cash flows generated from real estate operations. During the nine months ended September 30, 2008, dividends paid totaled $253,919, inclusive of $85,962 of common shares issued under the DRIP. Our related party Advisor has agreed to waive certain fees during the current period which resulted in the Company’s FFO fully covering the dividends that were paid out during such period. These waived fees included asset management and property management of $212,489 and $30,557, respectively. In addition, the Advisor waived reimbursement it was entitled to during the period for organizational and offering expenses which totaled $11,306. The fees and reimbursement that were waived relating to the activity during the three months ended September 30, 2008 are not deferrals and accordingly, will not be paid by the Company.

The payment terms of our loan obligations vary. In general, principal and interest is payable monthly with all unpaid principal and interest due at maturity. Certain of our mortgage loans have initial payments of interest only but require principal repayment in subsequent years. Our loan agreements stipulate that we comply with specific reporting and financial covenants. As of September 30, 2008, we were in compliance with the debt covenants under our loan agreements.

Our Advisor may, with approval from our independent board of directors, seek to borrow short-term capital that, combined with secured mortgage financing, exceeds our targeted leverage ratio. Such short-term borrowings may be derived from the $10.0 million revolving credit facility established between principals of the Advisor and the O.P. or the $10.0 million unsecured credit facility established between ARC Bridge and the REIT as described in Note 9 of our financial statements— Related-Party Transactions and Arrangements. In addition, short-term borrowings may be obtained from third-parties on a case-by-case basis as acquisition opportunities present themselves simultaneous with our capital raising efforts. We view the use of short-term borrowings as an efficient and accretive means of acquiring real estate in advance of raising equity capital. Accordingly, we can take advantage of buying opportunities as we expand our fund raising activities. As additional equity capital is obtained, these short-term borrowings will be repaid. As of September 30, 2008, we had $6.5 million of notes due to two principals of the Advisor outstanding, borrowing of approximately $7.1 million under our related party unsecured credit facility, approximately $4.0 million of mezzanine notes payable, and approximately $4.0 million of convertible redeemable preferred equity. Excluding such short-term borrowings, our leverage ratio approximated 72% (secured mortgage notes payable as a percentage of total real estate investments, at cost) as of September 30, 2008.

As of September 30, 2008, we had cash and cash equivalents of approximately $875,000, which we expect to be used primarily to invest in additional real estate, pay operating expenses and pay stockholder distributions.

Contractual Obligations

The following is a summary of our contractual obligations as of September 30, 2008:

		Payments Due During the Years Ending December 31
Contractual Obligations	Total	Remainder of 2008	2009-2010	2011-2012	Thereafter
Mortgage notes payable (1)	$77,067,200	$125,988	$1,077,952	$2,856,749	$73,006,511
Short-term mezzanine notes payable (1)	3,953,796	—	3,953,796	—	—
Short-term convertible redeemable preferred obligations			3,995,000
Related party notes payable (1)(3)	6,500,000	—	6,500,000	—	—
Related party credit facility (1)	7,147,587		7,147,587
Purchase obligations (2)	—	—	—	—	—
	$98,663,583	$125,988	$22,674,335	$2,856,749	$73,006,511
___________________________

(1)
Amounts include principal payments only. We incurred interest expense of approximately $2,686,000, excluding amortization of deferred financing costs, during the nine months ended September 30, 2008, and expect to incur interest in future periods on outstanding debt obligations.

(2)	The Company has agreed to purchase a portfolio of 50 PNC bank branches located in Pennsylvania. The transaction is expected to close in the fourth quarter of 2008.
(3)	In November 2008, the related party approved an extension of the repayment period of an additional six months.

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

Related-Party Transactions and Agreements

We have entered into agreements with American Realty Capital II, LLC and its wholly-owned affiliates, whereby we pay certain fees or reimbursements to our Advisor or its affiliates for acquisition fees and expenses, organization and offering costs, sales commissions, dealer manager fees, asset and property management fees and reimbursement of operating costs. See Note 9 to our consolidated financial statements included in this report for a discussion of the various related-party transactions, agreements and fees.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to interest rate changes primarily as a result of long-term debt used to acquire properties.  Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, we may borrow at fixed rates or variable rates with the lowest margins available and in some cases, the ability to convert variable rates to fixed rates. With regard to variable rate financing, we will assess interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities.  At September 30, 2008, our interest rate exposure was mitigated by various hedging instruments - See Note 5 and Note 7.

We do not have any foreign operations and thus we are not exposed to foreign currency fluctuations.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to, and none of our properties are subject to, any material pending legal proceedings.

Item 1A. Risk Factors

There have been no material changes from the risk factors set forth in our Annual Report on Form S-11 for period from August 17, 2007 (date of inception) to September 30, 2008.

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

No shares were redeemed under this program during the quarter ended September 30, 2008.

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

Brian S. Block
Senior Vice President and Chief Financial Officer

Date: November 14, 2008

EXHIBIT INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (and are numbered in accordance with Item 601 of Regulation S-K).

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

10.8(a)
Agreement for Transfer of Membership Interest between ARC Growth Fund I, LLC, and American Realty Capital Operating Partnership, L.P., dated September 16, 2008. (Transfer to the Operating Partnership of an indirect interest in National City portfolio. Amends exhibit previously filed as exhibit 10.8 to the Post-Effective Amendment No. 2 to Form S-11, dated September 3, 2008.)

10.8(b)
Agreement for Transfer of Membership Interests between ARC Growth Fund I, LLC, and American Realty Capital Operating Partnership, L.P., dated September 16, 2008. (Transfer to the Operating Partnership of an indirect interest in National City portfolio. Amends exhibit previously filed as exhibit 10.8 to the Post-Effective Amendment No. 2 to Form S-11, dated September 3, 2008.)

10.9(a)
Agreement of Assignment of Membership Interests by and among Milestone Partners Limited, and American Realty Capital Holdings, LLC, and American Realty Capital Operating Partnership, L.P., dated September 29, 2008. (Transfer to the Operating Partnership of an indirect interest in the Rite Aid portfolio.)

10.9(b)
Consent to Transfer Agreement among ARC RACADOH001, LLC, ARC RACAROH001, LLC, ARC RAELPOH001, LLC, ARC RALISOH001, LLC, ARC RACARPA001, LP, ARC RAPITPA001, LP, American Realty Capital Holdings, LLC, Milestone Partners Limited, American Realty Capital Operating Partnership, L.P., and Wells Fargo Bank, N.A., dates September 29, 2008. (Transfer of mortgage to Operating Partnership in the Rite Aid portfolio.)