Form 10-Q/A
period 2008-03-31
American Realty Capital Trust, Inc.
filed 2009-02-13
CIK 1410997

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
AMENDMENT NO. 1

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

EXPLANATORY NOTE

American Realty Capital Trust, Inc. (the “Company”) is filing this amendment (the Form 10-Q/A) to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (the “Form 10-Q”), filed with the U.S. Securities and Exchange Commission on May 14, 2008, to revise our management’s conclusions regarding the effectiveness of our disclosure controls and procedures as of March 31, 2008, as a result of our failure to disclose our controls and procedures in our quarterly report on Form 10-Q for the quarter ended March 31, 2008. Although management had performed its assessment of our controls and procedures as of March 31, 2008 in a timely manner, the results of such assessment were inadvertently omitted from our quarterly report on Form 10-Q.

In addition, as required under Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company’s principal executive officer and principal financial officer are providing new certifications in connection with this Form 10-Q/A. For purposes of this Form 10-Q/A and in accordance with Rule 12b-15 under the Exchange Act, Item 4T of the Form 10-Q is set forth herein in its entirety.

Except as described above, this Form 10-Q/A does not revise, update or in any way affect any information or disclosure contained in the Form 10-Q, including our Financial Statements or Management’s Discussion and Analysis of Financial Condition and Results of Operation.

This Form 10-Q/A should be read in conjunction with the original Form 10-Q, which continues to speak as of the date of the Form 10-Q. Except as specifically noted above, this Form 10-Q/A does not modify or update disclosures in the original Form 10-Q. Accordingly, this Form 10-Q/A does not reflect events occurring after the filing of the Form 10-Q or modify or update any related or other disclosures.

AMERICAN REALTY CAPITAL TRUST, INC.
INDEX

PART I — FINANCIAL INFORMATION

Item 4T. Controls and Procedures	3

Signatures	4

Item 6. Exhibits	5

PART I - Financial Information

Item 4T. Controls and Procedures

In accordance with Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation and because of our failure to include the required disclosure of our controls and procedures in our quarterly report on Form 10-Q for the quarter ended March 31, 2008, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of March 31, 2008 were not effective.  We have remedied this failure in the effectiveness of our disclosure controls and procedures by implementing additional controls and procedures designed to ensure that the disclosure provided by us meets the then-current requirements of the applicable filing made under the Securities Exchange Act of 1934, as amended. In addition, we have amended our quarterly report on Form 10-Q for the quarter ended March 31, 2008 to provide the required disclosure.

No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Date: February 13, 2009

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

32
Written statements of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).