Form 10-Q/A
period 2008-06-30
American Realty Capital Trust, Inc.
filed 2009-02-13
CIK 1410997

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

EXPLANATORY NOTE

American Realty Capital Trust, Inc. (the “Company”) is filing this amendment (the Form 10-Q/A) to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 (the “Form 10-Q”), filed with the U.S. Securities and Exchange Commission on August 14, 2008, to revise our management’s conclusions regarding the effectiveness of our disclosure controls and procedures as of June 30, 2008, as a result of our failure to disclose our controls and procedures in our quarterly report on Form 10-Q for the quarter ended June 30, 2008. Although management had performed its assessment of our controls and procedures as of June 30, 2008 in a timely manner, the results of such assessment were inadvertently omitted from our quarterly report on Form 10-Q.

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

PART I - Financial Information

Item 4T. Controls and Procedures

In accordance with Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation and because of our failure to include the required disclosure of our controls and procedures in our quarterly report on Form 10-Q for the quarter ended June 30, 2008, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of June 30, 2008, were not effective.  We have remedied this failure in the effectiveness of our disclosure controls and procedures by implementing additional controls and procedures designed to ensure that the disclosure provided by us meets the then-current requirements of the applicable filing made under the Securities Exchange Act of 1934, as amended. In addition, we have amended our quarterly report on Form 10-Q for the quarter ended June 30, 2008 to provide the required disclosure.

No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Brian S. Block
Senior Vice President and Chief Financial Officer

Date: February 13, 2009

EXHIBIT INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 (and are numbered in accordance with Item 601 of Regulation S-K).

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