Form 10-Q/A
period 2008-09-30
American Realty Capital Trust, Inc.
filed 2009-02-13
CIK 1410997

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

EXPLANATORY NOTE
American Realty Capital Trust, Inc. (the “Company”) is filing this amendment (the Form 10-Q/A) to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (the “Form 10-Q”), filed with the U.S. Securities and Exchange Commission on November 14, 2008, to revise our management’s conclusions regarding the effectiveness of our disclosure controls and procedures as of September 30, 2008, as a result of our failure to disclose our controls and procedures in our quarterly report on Form 10-Q for the quarter ended September 30, 2008. Although management had performed its assessment of our controls and procedures as of September 30, 2008 in a timely manner, the results of such assessment were inadvertently omitted from our quarterly report on Form 10-Q.

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

This Form 10-Q/A does not revise, update or in any way affect any information or disclosure contained in the Form 10Q, including our Financial Statements or Management’s Discussion and Analysis of Financial Condition and Results of Operation except as described above and for modifications to clarify the characterization of bridge equity obtained for acquisitions and general working capital purposes. Such bridge equity proceeds are unsecured obligations and were incorrectly characterized as mezzanine debt.

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

AMERICAN REALTY CAPITAL TRUST, INC.
INDEX

PART I - Financial Information

Item 1. Financial Statements

AMERICAN REALTY CAPITAL TRUST, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2008 (Unaudited)	December 31, 2007
ASSETS
Real estate investments, at cost:
Land	$14,633,064	$—
Buildings, fixtures and improvements	82,842,992	—
Acquired intangible lease assets	9,443,239	—
Total real estate investments, at cost	106,919,295	—
Less accumulated depreciation and amortization	(1,765,149)	—
Total real estate investments, net	105,154,146	—

Cash and cash equivalents	874,661	—
Restricted cash	50,232	—
Prepaid expenses and other assets	751,273	938,157
Fair value of derivative instruments	479,364	—
Deferred financing costs, net	974,780	—
Total assets	$108,284,456	$938,157

LIABILITIES AND STOCKHOLDERS’ EQUITY

Mortgage notes payable	$77,067,200	$—
Related party bridge facility	7,147,587	—
Related party bridge revolver	6,500,000	—
Short-term bridge funds	3,953,796	—
Short-term convertible redeemable preferred	3,995,000	—
Accounts payable and accrued expenses	1,537,643	453,832
Investor contributions held in escrow	30,824	—
Distributions payable	61,425	—
Deferred rent and other liabilities	554,124	—
Due to affiliates	555,192	284,825
Total liabilities	101,402,791	738,657

STOCKHOLDERS’ EQUITY

Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value; 240,000,000 shares authorized, 1,165,397 and 20,000 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	11,654	200
Additional paid-in capital	8,367,997	199,800
Accumulated other comprehensive income	459,203	—
Accumulated deficit	(1,957,189)	(500)
Total stockholders’ equity	6,881,665	199,500
Total liabilities and stockholders’ equity	$108,284,456	$938,157

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

See accompanying notes to consolidated financial statements

AMERICAN REALTY CAPITAL TRUST, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

Cash flows from operating activities:	Nine Months Ended September 30, 2008
Net loss	$(1,641,345)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,477,951
Amortization of intangibles	287,198
Amortization of deferred finance charges	72,761
Gains on derivative instruments	(20,160)
Changes in assets and liabilities:
Prepaid expenses and other assets	(751,274)
Accounts payable and accrued expenses	1,312,062
Deferred rent and other liabilities	554,124
Net cash provided by operating activities	1,291,317
Cash flows from investing activities:
Investment in real estate and related assets	(49,067,597)
Net cash used in investing activities	(49,067,597)

Cash flows from financing activities:
Proceeds from notes payable	26,475,000
Payments on notes payable	(181,065)
Payments of deferred financing costs	(1,047,541)
Proceeds from related party bridge facility	7,147,587
Proceeds from related party bridge revolver	6,500,000
Proceeds from issuance of convertible redeemable preferred	3,995,000
Proceeds from issuance of common stock, net	5,980,149
Distributions paid	(167,957)
Restricted cash	(50,232)
Net cash provided by financing activities	48,650,941

Net increase in cash and cash equivalents	874,661
Cash and cash equivalents, beginning of period	-
Cash and cash equivalents, end of period	$874,661

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Debt assumed in real estate acquisitions	$50,773,265
Short-term bridge funds assumed	3,953,796
Common share issuance in real estate acquisition	$3,051,695
Investor contributions held in escrow	$30,824
Non-cash acquisition costs	$42,118
Common stock issued through dividend reinvestment plan	$85,962
Reclassification of deferred offering costs	$938,157

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

The Company is managed by the Advisor and American Realty Capital Properties, LLC, which serves as the Company’s property manager (“The Property Manager”). Realty Capital Securities, LLC (“The Dealer Manager”), an affiliate of the Sponsor, serves as the dealer manager of the Company’s Offering. These related parties receive compensation and fees for services related to the Offering and for the investment and management of the Company’s assets. These entities receive fees during the offering, acquisition, operational and liquidation stages. The compensation levels during the offering, acquisition and operational stages are discussed in Note 10 — Related Party Transactions and Arrangements.

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
September 30, 2008
(Unaudited)

Note 3 — Real Estate Acquisitions

During the three months and nine months ended September 30, 2008, the Company acquired 7 and 41 properties, respectively. The following table presents the allocation of the assets acquired and liabilities assumed during the period:

	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2008
Real estate investments, at cost:
Land	$2,991,519	14,633,064
Buildings, fixtures and improvements	16,951,939	82,842,992
	19,943,458	97,476,056

Intangibles and other assets:
In-place leases	1,980,324	9,443,239

Total assets acquired	21,923,782	106,919,295

Assumed obligations:
Mortgage notes	(12,808,265)	(50,773,265)
Short-term bridge funds	—	(3,953,796)
Investor contributions held in escrow	441,724	(30,824)
Other liabilities	34,182	(42,118)

Total assumed obligations:	(12,332,359)	(54,800,003)

Issuance of common shares	(441,724)	(3,051,695)

Cash paid	$9,149,699	$49,067,597

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

In March 2008, the Company acquired a fifteen building portfolio 100% leased to Harleysville National Bank from a related party - see Note 10. These properties are all located in Pennsylvania. In connection with this transaction, the Company assumed a mortgage note obligation of $31,000,000, which bears interest at a fixed effective rate of 6.59%. This note is interest only through January 1, 2011 and then amortizes through January 1, 2018, with a final balloon payment due on such date. In addition, the Company obtained short-term bridge equity of approximately $3,954,000. This bridge equity bears a fixed preferred yield of 12.49% and is expected to be satisfied in the first quarter of 2009. The Company obtained bridge equity of $4,000,000 from a principal of the Advisor in connection with this acquisition- see Note 4. The initial term of the master lease expires on December 31, 2022 and includes renewal options.

In May 2008, the Company acquired an eighteen building portfolio 100% leased to Rockland Trust Company. Independent Bank Corp. operates as the holding company for Rockland Trust Company. These properties are all located throughout Southeastern Massachusetts and Cape Cod. In connection with this transaction, the Company financed a portion of the purchase price with a mortgage note obligation of $24,412,500, which bears interest at 30 day LIBOR plus 1.375%. The Company entered into a rate lock agreement to limit its interest rate exposure. The LIBOR floor and cap are 3.54% and 4.125% (initial year), respectively. This note amortizes through May 1, 2013 on a 25-year schedule, with a final balloon payment due on such date. In addition, the Company funded a portion of the acquisition with short-term convertible redeemable preferred equity of $3,995,000. This preferred equity bears a fixed preferred yield of 14.27% and will be satisfied in April 2009. The Company also obtained bridge equity in the amount of $2,500,000 from two principals of the Advisor in connection with this acquisition - see Note 4. The lease expiration varies on a per property basis, expiring either on April 30, 2018 or April 30, 2023, with a weighted average initial term of 12.8 years, excluding renewal options.

In September 2008, the Company acquired a National City Bank branch located in Florida from a related party - see Note 10. In connection with this transaction, the Company financed a portion of the purchase price with a mortgage note obligation of $2,062,500, which bears interest at 30 day LIBOR plus 1.5%. The Company entered into a rate lock agreement to limit its interest rate exposure on a total of loan obligations of $4,500,000. The Company has closed on $2,062,500 of this obligation - see Note 14 - Subsequent Events, with respect to closing of the remaining $2,437,500 under this loan obligation. The LIBOR floor and cap are 3.37% and 4.45% (initial year), respectively for a notional contract amount of $4,115,000 and a fixed rate of 3.565% on a notional contract amount of $385,000. This note amortizes through September 16, 2013 on a 27-year schedule, with a final balloon payment due on such date. The Company obtained bridge equity of approximately $1,040,000 from a related party under an unsecured bridge equity facility in connection with this acquisition - see Note 4. The lease expires January 31, 2029, excluding renewal options.

In September 2008, the Company acquired a six building portfolio 100% leased to Rite Aid from a related party - see Note 10. These properties are located in Ohio and Pennsylvania. In connection with this transaction, the Company assumed a mortgage note obligation of $12,808,265, which bears interest at a fixed effective rate of 6.97%. This note is interest only through November 6, 2012 and then amortizes through September 7, 2017, with a final balloon payment due on such date. The Company obtained bridge equity of approximately $6,108,000 from a related party under an unsecured bridge equity facility in connection with this acquisition - see Note 4. The lease expiration varies on a per property basis, expiring between December 2016 and October 2027, with a weighted average initial term of 14.8 years, excluding renewal options.

Note 4 — Mortgage and Other Notes Payable

As of September 30, 2008, the Company had total mortgage notes payable outstanding of $77,067,200. During the nine months ended September 30, 2008, the Company incurred, or assumed, the following mortgage notes payable in connection with the real estate acquisitions described in Note 3 above:

Property	Encumbered Properties	Outstanding Loan Amount	Effective Interest Rate		Interest Rate	Maturity

Federal Express Distribution Center	1	$6,965,000	6.29%		Fixed	September 2037
Harleysville National Bank Portfolio	15	31,000,000	6.59%	(1)	Fixed	January 2018
Rockland Trust Company Portfolio	18	24,231,435	3.92%	(2)	Variable	May 2013
National City Bank Portfolio	1	2,062,500	4.04%	(3)	Variable	September 2013
Rite Aid	6	12,808,265	6.97%		Fixed	September 2017
Total		$77,067,200
________________________

(1) -	The effective interest rate resets at the end of year five to the then current 5-year Treasury rate plus 2.25%, but in no event will be less than 6.5%.
(2) -	The Company limited its interest rate exposure by entering into a rate lock agreement with a LIBOR floor and cap of 3.54% and 4.125% (initial year), respectively.
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

AMERICAN REALTY CAPITAL TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)

The following table summarizes the scheduled aggregate principal repayments for the five years subsequent to September 30, 2008:

Mortgage Notes
2008	$125,988
2009	522,875
2010	555,077
2011	1,370,820
2012	1,478,597
2003 and thereafter	73,013,843
-
Total	$77,067,200

As of September 30, 2008, the Company was in compliance with the debt covenants under the loan agreements.

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

The estimated fair value of the Company’s derivative instruments was $479,364 as of September 30, 2008. In addition, the Company funded a portion of the acquisition with short-term convertible redeemable preferred equity of $3,995,000. This preferred equity bears a fixed preferred yield of 14.27% and will be satisfied in April 2009.

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

Note 8 — Bridge Equity

During the nine months ended September 30, 2008, the OP entered into an agreement with the principals of the Advisor whereby the OP can make use of unsecured equity financing from the principals up to $10 million from time to time as needed to provide short-term bridge equity relating to property acquisitions and for general working capital purposes. Such short-term bridge equity is expected to be satisfied within a six month period and will accrue a yield at a commercially reasonable rate. In November 2008, the board approved an extension of the satisfaction period of an additional six months. In connection with the acquisition of the Harleysville National Bank and the Rockland Trust Company portfolios outlined in Note 3, the Company obtained bridge equity of $4.0 and $2.5 million respectively, accruing a preferred yield of 8.0% and can be paid off without penalty.

During the nine months ended September 30, 2008, the REIT entered into an unsecured bridge equity facility with a related party, American Realty Capital Bridge, LLC (“ARC Bridge”), whereby the REIT can obtain up to $10,000,000 from time to time as needed to provide short-term equity financing relating to property acquisitions and for general working capital purposes - see Note 10 — Related-Party Transactions and Arrangements.

During the nine months ended September 30, 2008, the REIT obtained short-term bridge equity and short-term convertible redeemable preferred equity of approximately $3,954,000 and $3,995,000, respectively, from an unrelated third party.  The bridge equity bears a fixed preferred yield of 12.49% and is expected to be satisfied in the first quarter of 2009. The short-term convertible redeemable preferred equity of $3,995,000 bears a fixed preferred yield of 14.27% and will be satisfied in April 2009. Such amounts are non-recourse.

Note 9 — Commitments and Contingencies

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

Note 10 — Related-Party Transactions and Arrangements

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

During the nine months ended September 30, 2008, the OP entered into an agreement with the principals of the Advisor whereby the OP can obtain bridge equity from the principals up to $10,000,000 from time to time as needed to provide short-term bridge equity relating to property acquisitions or for general working capital purposes. Such bridge equity needs to be satisfied within a six month period and will accrue a preferred yield at a commercially reasonable rate. In November 2008, the board approved an extension of the satisfaction period of an additional six months. In connection with the acquisition of the Harleysville National Bank and the Rockland Trust Company portfolios outlined in Note 3, the Company obtained bridge equity of $4,000,000 and $2,500,000 respectively, accruing a preferred yield at an annual return on investment of 8.0%. Such bridge equity can be paid off, at any time, without penalty. During the three and nine months ended September 30, 2008, the Company incurred related party dividend expense of $131,069 and $261,261, respectively. As of September 30, 2008, $42,739 remained unpaid and is included in due to affiliates in the accompanying balance sheets.

During the three months ended September 30, 2008, the REIT entered into an unsecured bridge equity facility with a related party, American Realty Capital Bridge, LLC (“ARC Bridge”), whereby the REIT can obtain bridge equity of up to $10,000,000 from time to time as needed to provide short-term bridge equity relating to property acquisitions and for general working capital purposes. ARC Bridge is a 50% joint venture between the Sponsor and an unrelated third party. Bridge equity investments from this facility accrue a yield at an annual rate of 30 day LIBOR plus 5% with a floor of 8%. This facility was used for two acquisitions during the three months ended September 30, 2008. The bridge equity investments relating to the National City Bank and Rite Aid acquisitions were $1,039,648 and 6,107,939, respectively. These bridge equity investments are due one year from the investment date and can be satisfied at any time without penalty. The related yields on such short-term bridge equity were 8.11% and 8.83% for the National City Bank and Rite Aid acquisitions, respectively, as of September 30, 2008. The Company incurred dividend expense on these investments of $6,651 for the period ended September 30, 2008. As of September 30, 2008, $6,651 remained unpaid and is included in due to affiliates in the accompanying balance sheets.

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

Note 11 — Economic Dependency

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

Note 12 — Independent Directors’ Stock Option Plan

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

Note 13 — Net Income (Loss) Per Share

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

Note 14 — Subsequent Events

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

Mortgage Note	Type	Rate	Maturity Date

$ 2,437,500	Variable	30 Day LIBOR + 1.50% (1)	October 2013

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

Our property acquisitions during the nine months ended September 30, 2008 were financed in part with short-term bridge equity and long-term obligations as discussed in Note 4 to our consolidated financial statements. Our interest expense in future periods will vary based on our level of future borrowings, which will depend on the level of proceeds raised in the Offering, the cost of borrowings, and the opportunity to acquire real estate assets which meet our investment objectives.

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

Net cash provided by financing activities totaled approximately $48,651,000 during the nine months ended September 30, 2008. Such amount consisted primarily of net proceeds from mortgage notes payable, a convertible redeemable preferred investment, our related party bridge facility, and our related party bridge revolver of approximately $26,294,000, $3,995,000, $7,148,000 and $6,500,000, respectively. During the period, we issued 1,145,397 shares of common stock which generated approximately $7,272,000 of gross proceeds, reduced by approximately $1,292,000 of related offering costs and commissions. Net cash of approximately $168,000 was used for shareholder dividends. Net cash was reduced by approximately $50,000 related to restricted cash.

Liquidity and Capital Resources

We expect to continue to raise capital through the sale of our common stock and to utilize the net proceeds from the sale of our common stock and proceeds from secured financings to complete future property acquisitions and satisfy outstanding short-term bridge equity amounts. As of September 30, 2008, we issued 1,165,397 shares of common stock, including 339,077 shares issued in connection with an acquisition in March 2008 - see Note 3 Real Estate Acquisitions. Total gross proceeds from these issuances were $10,523,344. As of September 30, 2008, the aggregate value of all share issuances and subscriptions outstanding was $13,667,108 based on a per share value of $10.00. This amount includes stock subscriptions of $2,103,628 which are maintained at our third-party escrow agent, to be released when certain escrow requirements have been achieved.

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

Our principal demands for funds will continue to be for property acquisitions, either directly or through investment interests, for the payment of operating expenses and distributions, satisfaction of bridge equity and for the payment of interest on our outstanding indebtedness and other investments. Generally, cash needs for items other than property acquisitions are expected to be met from operations, and cash needs for property acquisitions are expected to be met from the public offering of our shares. However, there may be a delay between the sale of our shares and our purchase of properties, which could result in a delay in the benefits to our stockholders, if any, of returns generated from our operations. Our Advisor evaluates potential acquisitions of real estate and real estate related assets and engages in negotiations with sellers and borrowers on our behalf. Investors should be aware that after a purchase contract is executed that contains specific terms, the property will not be purchased until the successful completion of due diligence and negotiation of final binding agreements. During this period, we may decide to temporarily invest any unused proceeds from the Offering in certain investments that could yield lower returns than the properties. These lower returns may affect our ability to make distributions.

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

Our Advisor may, with approval from our independent board of directors, seek to borrow short-term bridge equity that, combined with secured mortgage financing, exceeds our targeted leverage ratio. Such short-term bridge equity may be derived from the $10.0 million revolving bridge equity facility established between principals of the Advisor and the O.P. or the $10.0 million unsecured bridge equity facility established between ARC Bridge and the REIT as described in Note 10 of our financial statements — Related-Party Transactions and Arrangements. In addition, short-term bridge equity may be obtained from third-parties on a case-by-case basis as acquisition opportunities present themselves simultaneous with our capital raising efforts. We view the use of short-term bridge equity as an efficient and accretive means of acquiring real estate in advance of raising equity capital. Accordingly, we can take advantage of buying opportunities as we expand our fund raising activities. As additional equity capital is obtained in connection with our offering, these short-term bridge equity investments will be satisfied. As of September 30, 2008, we had $6.5 million of bridge equity outstanding under our related party revolving bridge equity facility, bridge equity of approximately $7.1 million under our related party unsecured bridge equity facility, approximately $4.0 million of bridge equity from a third-party investor, and approximately $4.0 million of convertible redeemable preferred equity. Excluding such short-term bridge equity, our leverage ratio approximated 72% (secured mortgage notes payable as a percentage of total real estate investments, at cost) as of September 30, 2008.

As of September 30, 2008, we had cash and cash equivalents of approximately $875,000, which we expect to be used primarily to invest in additional real estate, pay operating expenses and pay stockholder distributions.

Contractual Obligations

The following is a summary of our contractual obligations as of September 30, 2008:

		Payments Due During the Years Ending December 31
Contractual Obligations	Total	Remainder of 2008	2009-2010	2011-2012	Thereafter
Mortgage notes payable (1)	$77,067,200	$125,988	$1,077,952	$2,856,749	$73,006,511
Short-term bridge equity (1)	3,953,796	—	3,953,796	—	—
Short-term convertible redeemable preferred equity			3,995,000
Related party bridge equity (1)(3)	6,500,000	—	6,500,000	—	—
Related party bridge equity facility (1)	7,147,587		7,147,587
Purchase obligations (2)	—	—	—	—	—
	$98,663,583	$125,988	$22,674,335	$2,856,749	$73,006,511
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

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 4T. Controls and Procedures

In accordance with Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation and because of our failure to include the required disclosure of our controls and procedures in our quarterly report on Form 10-Q for the quarter ended September 30, 2008, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of September 30, 2008, were not effective.  We have remedied this failure in the effectiveness of our disclosure controls and procedures by implementing additional controls and procedures designed to ensure that the disclosure provided by us meets the then-current requirements of the applicable filing made under the Securities Exchange Act of 1934, as amended. In addition, we have amended our quarterly report on Form 10-Q for the quarter ended September 30, 2008 to provide the required disclosure.

No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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