Form 10-K
period 2008-12-31
American Realty Capital Trust, Inc.
filed 2009-03-03
CIK 1410997

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the fiscal year ended December 31, 2008

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the transition period from                  to

Commission File Number: 333-145949

American Realty Capital Trust, Inc.
(Exact name of registrant as specified in its charter)

Maryland	71-1036989
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

106 York Road, Jenkintown, PA	19046
(Address of principal executive offices)	(Zip Code)

(215) 887-2189
(Registrant’s telephone number, including area code)

Securities registered pursuant to section 12(b) of the Act:
None

Securities registered pursuant to section 12(g) of the Act:
Common stock, $.01 par value per share
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No  ☒

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).       Yes ☐    No ☒

There is no established market for the Registrant’s shares of common stock. The Registrant is currently conducting the ongoing initial public offering of its shares of common stock pursuant to a Registration Statement on Form S-11, which shares are being sold at $10.00 per share, with discounts available for certain categories of purchasers. The aggregate market value of the common shares held by non-affiliates as of June 30, 2008 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $918,652.

As of February 27, 2009, the registrant had 1,507,481 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant incorporates by reference portions of its Definitive Proxy Statement for the 2009 Annual Meeting of Stockholders, which is expected to be filed no later than April 29, 2009, into Part III of this Form 10-K to the extent stated herein.

AMERICAN REALTY CAPITAL TRUST, INC.
FORM 10-K
Year Ended December 31, 2008

i

Forward-Looking Statements

Certain statements included in this annual report on Form 10-K are forward-looking statements. Those statements include statements regarding the intent, belief or current expectations of American Realty Capital Trust, Inc. and members of our management team, as well as the assumptions on which such statements are based, and generally are identified by the use of words such as “may,” “will,” “seeks,” “anticipates,” “believes,” “estimates,” “expects,” “plans,” “intends,” “should” or similar expressions. Actual results may differ materially from those contemplated by such forward-looking statements. Further, forward-looking statements speak only as of the date they are made, and we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time, unless required by law.

The following are some of the risks and uncertainties, although not all risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:

•	We and our advisor have a limited operating history and our advisor has limited experience operating a public company. This inexperience makes our future performance difficult to predict.

•
All of our executive officers are also officers, managers and/or holders of a direct or indirect controlling interest in our advisor, our dealer manager and other American Realty Capital-affiliated entities. As a result, our executive officers, our advisor and its affiliates face conflicts of interest, including significant conflicts created by our advisor’s compensation arrangements with us and other investors advised by American Realty Capital affiliates and conflicts in allocating time among these investors and us. These conflicts could result in unanticipated actions.

•
Because investment opportunities that are suitable for us may also be suitable for other American Realty Capital-advised programs or investors, our advisor and its affiliates face conflicts of interest relating to the purchase of properties and other investments and such conflicts may not be resolved in our favor, meaning that we could invest in less attractive assets, which could reduce the investment return to our stockholders.

•
While we are investing the proceeds of our ongoing initial public offering, the competition for the type of properties we desire to acquire may cause our distributions and the long-term returns of our investors to be lower than they otherwise would.

•	We depend on tenants for our revenue, and, accordingly, our revenue is dependent upon the success and economic viability of our tenants.

•	Increases in interest rates could increase the amount of our debt payments and limit our ability to pay distributions to our stockholders.
•
We may not generate cash flows sufficient to pay our dividends to stockholders, as such we may be forced to borrow at higher rates or depend on our advisor  to waive reimbursement of certain expenses and fees to fund our operations.

All forward-looking statements should be read in light of the risks identified in Part I, Item IA of this annual report on Form 10-K.

PART I

Item 1. Business.

Organization

American Realty Capital Trust, Inc. (the “Company”) was incorporated in August 2007 as a Maryland corporation that intends to qualify as a real estate investment trust (“REIT”) for federal income tax purposes beginning with the taxable year that ended December 31, 2008.  As a REIT, we generally are not subject to corporate-level income taxes.  To maintain our REIT status, we are required, among other requirements, to distribute annually at least 90% of our “REIT taxable income,” as defined by the Internal Revenue Code of 1986, as amended (the “Code”), to our stockholders.  If we fail to qualify as a REIT in any taxable year, we would be subject to federal income tax on our taxable income at regular corporate tax rates.

The Company acquires and operates commercial properties. All such properties may be acquired and operated by the Company alone or jointly with another party.  We purchased our first property and commenced our real estate operations in March 2008. As of December 31, 2008, the Company owned 92 properties comprising approximately 713,000 square feet of freestanding, single tenant commercial space. As of December 31, 2008, these properties were 100% occupied.

In September 2007, we filed a registration statement on Form S-11 with the Securities and Exchange Commission (the “SEC”) to offer a minimum of 750,000 shares and a maximum of 150,000,000 shares of common stock for sale to the public. The SEC declared our registration statement effective in January 2008, and we launched our ongoing initial public offering in March 2008 upon retaining Realty Capital Securities, LLC, an affiliate of the advisor, to serve as the dealer manager of the offering (the “Dealer Manager”). The Dealer Manager is responsible for marketing our shares in the ongoing initial public offering.

The Company is managed by American Realty Capital Advisor, LLC (the “Advisor”) and American Realty Capital Properties, LLC, which serves as the Company’s property manager (the “Property Manager”). These affiliates, along with the Dealer Manager, receive compensation and fees for services related to the ongoing offering and for the investment and management of the Company’s assets. These entities receive fees during the offering, acquisition, operational and liquidation stages.

In March 2008 we broke escrow in our ongoing initial public offering and accepted subscriptions for 899,679 shares valued at approximately $9.0 million. As of December 31, 2008, the Company issued 1,276,814 shares of common stock, including shares issued through under our Dividend Reinvestment Plan (the “DRIP”) and 339,077 shares issued in connection with an acquisition in March 2008. Total gross proceeds from these issuances were $11,720,112. As of December 31, 2008, the aggregate value of all share issuances and subscriptions outstanding was $14,829,622 based on a per share value of $10.00 (or $9.50 per share for shares issued under the Distribution Reinvestment Plan (the “DRIP”). This amount includes stock subscriptions of $2,069,367 which are maintained by the Company’s third-party escrow agent, to be released when certain escrow requirements have been achieved.

Substantially all of the Company’s business is conducted through American Realty Capital Operating Partnership, L.P. (the “OP”), a Delaware limited partnership. The Company is the sole general partner of and owns a 99.01% partnership interest in the OP. The Advisor is the sole limited partner and owner of 0.99% (minority interest) of the partnership interests of the OP.  The limited partner interests have the right to convert Operating Partnerships units into cash or, at the option of the Company, an equal number of common shares of the Company, as allowed by the limited partnership agreement.

Investment Objectives

We invest in commercial real estate properties. Our primary investment objectives are:

•	to provide current income for investors through the payment of cash distributions; and

•	to preserve and return investors’ capital contributions.

We also seek capital gain from our investments. Investors may be able to obtain a return on all or a portion of their capital contribution in connection with the sale of an investor’s shares if we list our shares on an exchange. We cannot assure investors that we will attain any of these objectives. See “Risk Factors.”

Our core investment strategy for achieving these objectives is to acquire, own and manage a portfolio of free standing commercial properties that are leased to a diversified group of credit worthy companies on a single tenant, net lease basis. Net leases generally require the tenant to pay substantially all of the costs associated with operating and maintaining the property such as maintenance, insurance, taxes, structural repairs and all other operating and capital expenses (referred to as “triple-net leases”).

We will seek to list our shares of common stock for trading on a national securities exchange only if a majority of our directors believe listing would be in our best interests. We do not intend to list our shares at this time. We do not anticipate that there will be any market for our common stock until our shares are listed or quoted. In making the decision to apply for listing of our shares to provide other forms of liquidity, such as selling our properties and other assets either on a portfolio basis or individually or engaging in a business combination transaction, our board of directors will evaluate whether listing the shares, liquidating or another transaction would be in our best interests. It cannot be determined at this time the circumstances, if any, under which the board of directors would determine to list the shares. If we do not list our shares of common stock on the New York Stock Exchange or NASDAQ Stock Market by December 1, 2018, we intend to either:

•	seek stockholder approval of an extension or amendment of this listing deadline; or

•	seek stockholder approval to adopt a plan of liquidation of the corporation.

If we sought and did not obtain stockholder approval of an extension or amendment to the listing deadline, we intend then to adopt a plan of liquidation and begin an orderly sale of our properties.

Our board of directors may revise our investment policies, which we describe in more detail below, without the concurrence of our stockholders. Our independent directors will review our investment policies, which we discuss in detail below, at least annually to determine that our policies are in the best interest of our stockholders.

Acquisition and Investment Policies

The Company seeks to build a diversified portfolio comprised primarily of free-standing single-tenant bank branch, convenience store, retail, office and industrial properties that are double-net and triple-net leased to investment grade (S&P BBB- or better) and other creditworthy tenants. Triple-net (NNN) leases typically require the tenant to pay substantially all of the costs associated with operating and maintaining the property such as maintenance, insurance, taxes, structural repairs and all other operating and capital expenses. Double-net (NN) leases typically provide that the landlord is responsible for maintaining the roof and structure, or other structural aspects of the property, while the tenant is responsible for all remaining expenses associated with the property. We will seek to build a portfolio where at least 50% of the portfolio will be comprised of properties leased to investment grade tenants. While most of our investment will be directly in such properties, we may also invest in entities that own or invest in such properties. We shall strive to assemble a portfolio of real estate that is diversified by industry, geography, tenants, credits, and use. We do not anticipate any single tenant or geographic concentration to comprise more than 10% of our portfolio. We anticipate that our portfolio will consist primarily of freestanding, single-tenant properties net leased for use as bank branches, convenience stores, retail, office and industrial establishments. Although we expect our portfolio will consist primarily of freestanding, single-tenant properties, we will not forgo opportunities to invest in other types of real estate investments that meet our overall investment objectives.

Borrowing Policies

Our Advisor believes that utilizing borrowing is consistent with our investment objective of maximizing the return to investors. By operating on a leveraged basis, we will have more funds available for investment in properties. This will allow us to make more investments than would otherwise be possible, resulting in a more diversified portfolio. There is no limitation on the amount we may borrow against any single improved property. However, under our charter, we are required to limit our borrowings to 75% of the greater of the aggregate cost (before deducting depreciation or other non-cash reserves) or the aggregate fair market value of our gross assets as of the date of any borrowing (and to 300% of our net assets (as defined in our charter)), unless excess borrowing is approved by a majority of the independent directors and disclosed to our stockholders in the next quarterly report along with the justification for such excess borrowing. In the event that we issue preferred stock that is entitled to a preference over the common stock in respect of distributions or liquidation or is treated as debt under accounting principles generally accepted in the United States of America (“GAAP”), we will include it in the leverage restriction calculations, unless the issuance of the preferred stock is approved or ratified by our stockholders. We expect that during the period of the offering we will request that our independent directors approve borrowings in excess of this limitation since we will then be in the process of raising our equity capital to acquire our portfolio. However, we anticipate that our overall leverage following our offering stage will be within our charter limit.

The Advisor will use its best efforts to obtain financing on the most favorable terms available to us. All of our financing arrangements must be approved by a majority of our board members including a majority of our independent directors. Lenders may have recourse to assets not securing the repayment of the indebtedness.

Our operating partnership may, with the approval from our independent board of directors, utilize unsecured revolving equity lines in connection with property acquisitions as opportunities present themselves, which equity shall be repaid as we raise common equity.  Currently, we have two such equity lines:  (1) up to $10 million dollars provided by certain managing principals of American Realty Capital II, LLC, which as of December 31, 2008 has been called to the extent of $6.5 million, and (2) up to $10 million dollars provided by a joint venture between Cambr Company, Inc. and certain managing principals of American Realty Capital II, LLC, which as of December 31, 2008 has been called to the extent of $8.4 million.

In addition, short-term equity facilities may be obtained from third parties on a case-by-case basis as acquisition opportunities present themselves simultaneous with our capital raising efforts. We view the use of short-term equity facilities as an efficient and accretive means of acquiring real estate in advance of raising equity capital. Accordingly, we can take advantage of buying opportunities as we expand our fund raising activities.  A third party contributed a total of approximately $8 million of preferred but unsecured equity towards the acquisition of the two of our property acquisitions.  The preferred equity in one of our property acquisitions is convertible into shares of common stock in the Company.

Distribution Policy

To maintain our qualification as a REIT, we are required to make aggregate annual distributions to our stockholders of at least 90% of our annual taxable income (which does not necessarily equal net income as calculated in accordance with GAAP. Our board of directors may authorize distributions in excess of those required for us to maintain REIT status depending on our financial condition and such other factors as our board of directors deems relevant. We calculate our monthly distributions based upon daily record and distribution declaration dates so investors may be entitled to distributions immediately upon purchasing our shares.

On February 25, 2008, our board of directors declared a distribution for each monthly period commencing 30 days subsequent to acquiring our initial portfolio of real estate investments, payable in cash on the 2nd day following each month end to stockholders of record at the close of business each day during the applicable period. We acquired our initial real estate investment on March 5, 2008.  Accordingly, our daily dividend commenced accruing on April 5, 2008.  The REIT’s initial distribution payment was paid to shareholders on May 21, 2008 representing dividends accrued from April 5, 2008 through April 30, 2008.  Subsequently, we modified the payment date to the 2nd day following each month end to stockholders of record at the close of business each day during the applicable period.  The distribution is calculated based on stockholders of record each day during the applicable period at a rate of $0.00178082191 per day, and equals a daily amount that, if paid each day for a 365-day period, would equal a 6.5% annualized rate based on the share price of $10.00.   During the year ended December 31, 2008, distributions paid totaled $445,284, inclusive of $149,725 of common shares issued under the dividend reinvestment plan.  As of December 31, 2008, cash used to pay our distributions was entirely generated from funds received from operating activities and fee waivers from our advisor.  Our distributions have not been paid from any other sources.  We have continued to pay distributions to our shareholders each month since our initial dividend payment.

On November 5, 2008, the board of directors approved an increase in its annual cash distribution from $.65 to $.67 per share. Based on a $10.00 share price, this 20 basis point increase, effective January 2, 2009, is an annualized distribution rate of 6.7%.

The following is a chart of monthly distributions declared and paid since the commencement of the offering:

	Total	Cash	Distribution Reinvestment Plan

April	$–	$–	$–
May	30,262	22,008	8,253
June	49,638	35,283	14,354
July	55,042	34,788	20,255
August	57,584	36,519	21,064
September	61,395	39,361	22,035
October	61,425	41,078	20,347
November	65,496	43,646	21,850
December	64,443	42,877	21,567
Total	$445,284	$295,559	$149,725

The Company pays the Advisor an annualized asset management fee of 1.0% based on the aggregate contract purchase price of all properties. Through December 31, 2008, the Company paid no such fees to the Advisor. The Advisor has elected to waive its asset management fee through December 31, 2008, and will determine if such fees will be waived in subsequent periods on a quarter-to-quarter basis. Such waived fees for the period ended December 31, 2008 equal approximately $733,086.  If the Advisor had not agreed to waive the asset management fee, we would not have had sufficient cash to fund our distributions.  Had this been the case, additional borrowings would have been incurred to fund our monthly distributions.

Tax Status

We plan to make an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code, effective for our taxable year ended December 31, 2008. We believe that, commencing with such taxable year, we are organized and operate in such a manner as to qualify for taxation as a REIT under the Internal Revenue Code. We intend to continue to operate in such a manner to qualify for taxation as a REIT, but no assurance can be given that we will operate in a manner so as to qualify or remain qualified as a REIT. Pursuant to our charter, our board of directors has the authority to make any tax elections on our behalf that, in their sole judgment, are in our best interest. This authority includes the ability to elect not to qualify as a REIT for federal income tax purposes or, after qualifying as a REIT to revoke or otherwise terminate our status as a REIT. Our board of directors has the authority under our charter to make these elections without the necessity of obtaining the approval of our stockholders. In addition, our board of directors has the authority to waive any restrictions and limitations contained in our charter that are intended to preserve our status as a REIT during any period in which our board of directors has determined not to pursue or preserve our status as a REIT.

Competition

The United States commercial real estate investment market continues to be highly competitive. We actively compete with many other entities engaged in the acquisition and operation of commercial properties. As such, we compete for a limited supply of properties and financing for these properties that meet our investment criteria. Investors include large institutional investors, pension funds, REITs, insurance companies, as well as foreign and private investors. These entities may have greater financial resources than we do. This increased competition in the commercial real estate and finance markets may limit the number of suitable properties available to us and result in higher pricing, lower yields and an increased cost of funds. These factors could also result in delays in the investment of proceeds from our ongoing initial public offering.

Regulations

Our investments are subject to various federal, state, local and foreign laws, ordinances and regulations, including, among other things, zoning regulations, land use controls, environmental controls relating to air and water quality, noise pollution and indirect environmental impacts such as increased motor vehicle activity.  We believe that we have all permits and approvals necessary under current law to operate our investments.

Environmental

As an owner of real estate, we are subject to various environmental laws of federal, state and local governments. Compliance with existing laws has not had a material adverse effect on our financial condition or results of operations, and management does not believe it will have such an impact in the future.  However, we cannot predict the impact of unforeseen environmental contingencies or new or changed laws or regulations on properties in which we hold an interest, or on properties that may be acquired directly or indirectly in the future.

Employees

We have no direct employees.  The employees of the Advisor and other affiliates perform a full range of real estate services for us, including acquisitions, property management, accounting, legal, asset management, wholesale brokerage and investor relations services.

We are dependent on these affiliates for services that are essential to us, including the sale of shares of our common stock, asset acquisition decisions, property management and other general administrative responsibilities.  In the event that these companies were unable to provide these services to us, we would be required to provide such services ourselves or obtain such services from other sources.

Financial Information About Industry Segments

Our current business consists of owning, managing, operating, leasing, acquiring, investing in and disposing of real estate assets.  All of our consolidated revenues are from our consolidated real estate properties.  We internally evaluate operating performance on an individual property level and view all of our real estate assets as one industry segment, and, accordingly, all of our properties are aggregated into one reportable segment.

Available Information

We electronically file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports with the SEC.  We also have filed with the SEC a registration statement in connection with our current offering.  Copies of our filings with the SEC may be obtained from the website maintained for us and our affiliates at www.americanrealtycap.com or from the SEC’s website at www.sec.gov .  Access to these filings is free of charge.  We are not incorporating our website or any information from the website into this Form 10-K.

Item 1A. Risk Factors.

Risks Related to an Investment in American Realty Capital Trust, Inc.

We have limited operating history and established financing sources, and the prior performance of real estate investment programs sponsored by affiliates of our advisor may not be an indication of our future results.

We have limited operating history and investors should not rely upon the past performance of other real estate investment programs sponsored by affiliates of our advisor to predict our future results. We were incorporated on August 17, 2007. We have made limited investments in real estate.  Although Mr. Schorsch, Mr. Kahane and other members of our advisor’s management have significant experience in the acquisition, finance, management and development of commercial real estate, the prior performance of real estate investment programs sponsored by affiliates of Mr. Schorsch, Mr. Kahane and our advisor may not be indicative of our future results.

Moreover, neither our advisor nor we have any established financing sources. Presently, our advisor is funded by capital contributions from American Realty Capital II, LLC, a company wholly owned by Mr. Schorsch, Mr. Kahane, Mr. Budko, Mr. Weil and Mr. Block. If our capital resources, or those of our advisor, are insufficient to support our operations, we will not be successful.

Investors should consider our prospects in light of the risks, uncertainties and difficulties frequently encountered by companies that are, like us, in their early stage of development. To be successful in this market, we must, among other things:

•	identify and acquire investments that further our investment strategies;

•	increase awareness of the American Realty Capital Trust, Inc. name within the investment products market;

•	expand and maintain our network of licensed securities brokers and other agents;

•	attract, integrate, motivate and retain qualified personnel to manage our day-to-day operations;

•	respond to competition for our targeted real estate properties and other investments as well as for potential investors; and

•	continue to build and expand our operations structure to support our business.

We cannot guarantee that we will succeed in achieving these goals, and our failure to do so could cause investors to lose all or a portion of their investments.

Because this is a blind pool offering, investors will not have the opportunity to evaluate all of our investments before we make them, which makes an investment in us more speculative.

Since inception, we have acquired only a limited number of properties. Additionally, we will not provide investors with information to evaluate our investments prior to our acquisition of properties. We will seek to invest substantially all of the offering proceeds available for investment, after the payment of fees and expenses, in the acquisition of freestanding, single-tenant commercial properties net leased to investment grade or other creditworthy tenants. We may also, in the discretion of our advisor, invest in other types of real estate or in entities that invest in real estate. We will acquire or invest in properties located only in the United States and the Commonwealth of Puerto Rico. In addition, our advisor may make or invest in mortgage, bridge or mezzanine loans or participations therein on our behalf if our board of directors determines, due to the state of the real estate market or in order to diversify our investment portfolio or otherwise, that such investments are advantageous to us. We have established policies relating to the creditworthiness of tenants of our properties, but our board of directors will have wide discretion in implementing these policies, and investors will not have the opportunity to evaluate potential tenants.

There is no public trading market for our shares and there may never be one; therefore, it will be difficult for investors to sell their shares.

There currently is no public market for our shares and there may never be one. If investors are able to find a buyer for their shares, investors may not sell their shares unless the buyer meets applicable suitability and minimum purchase standards. Our charter also prohibits the ownership of more than 9.8% of the aggregate of our stock or of any class or series of our stock by a single investor, unless exempted by our board of directors, which may inhibit large investors from desiring to purchase their shares. Moreover, our share repurchase program includes numerous restrictions that would limit investors’ ability to sell their shares to us. Our board of directors may reject any request for repurchase of shares, or amend, suspend or terminate our share repurchase program upon 30 days’ notice. Therefore, it will be difficult for them to sell their shares promptly or at all. If they are able to sell their shares, they will likely have to sell them at a substantial discount to the price they paid for the shares. It also is likely that their shares would not be accepted as the primary collateral for a loan. Investors should purchase the shares only as a long-term investment because of the illiquid nature of the shares.

If we, through American Realty Capital Advisors, LLC, are unable to find suitable investments, then we may not be able to achieve our investment objectives or pay distributions.

Our ability to achieve our investment objectives and to pay distributions is dependent upon the performance of American Realty Capital Advisors, LLC, our advisor, in acquiring our investments, selecting tenants for our properties and securing independent financing arrangements. Investors must rely entirely on the management ability of American Realty Capital Advisors, LLC and the oversight of our board of directors. We cannot be sure that American Realty Capital Advisors, LLC will be successful in obtaining suitable investments on financially attractive terms or that, if it makes investments on our behalf, our objectives will be achieved. If we, through American Realty Capital Advisors, LLC, are unable to find suitable investments, we will hold the proceeds of the offering in an interest-bearing account or, invest the proceeds in short-term, investment-grade investments.

We may suffer from delays in locating suitable investments, which could adversely affect our ability to make distributions and the value of their investment.

We could suffer from delays in locating suitable investments, particularly as a result of our reliance on our advisor at times when management of our advisor is simultaneously seeking to locate suitable investments for other affiliated programs. Delays we encounter in the selection, acquisition and, in the event we develop properties, development of income-producing properties, likely would adversely affect our ability to make distributions and the value of their overall returns. In such event, we may pay all or a substantial portion of our distributions from the proceeds of the offering or from borrowings in anticipation of future cash flow, which may constitute a return of their capital. Distributions from the proceeds of the offering or from borrowings also could reduce the amount of capital we ultimately invest in properties. This, in turn, would reduce the value of investors’ investment. In particular, where we acquire properties prior to the start of construction or during the early stages of construction, it will typically take several months to complete construction and rent available space. Therefore, they could suffer delays in the receipt of cash distributions attributable to those particular properties. If American Realty Capital Advisors, LLC is unable to obtain suitable investments, we will hold the proceeds of the offering in an interest-bearing account or invest the proceeds in short-term, investment-grade investments. If we cannot invest proceeds from the offering within a reasonable amount of time, or if our board of directors determines it is in the best interests of our stockholders, we will return the uninvested proceeds to investors.

If we are unable to raise substantial funds, we will be limited in the number and type of investments we may make, the value of investors’ investment in us will fluctuate with the performance of the specific properties we acquire.

Our offering is being made on a best efforts basis, whereby the brokers participating in the offering are only required to use their best efforts to sell our shares and have no firm commitment or obligation to purchase any of the shares. As a result, the amount of proceeds we raise in our offering may be substantially less than the amount we would need to achieve a broadly diversified property portfolio. If we are unable to raise substantially more than the minimum offering amount, we will make fewer investments resulting in less diversification in terms of the number of investments owned, the geographic regions in which our investments are located and the types of investments that we make. In such event, the likelihood of our profitability being affected by the performance of any one of our investments will increase. For example, in the event we only sell a small amount in excess of 750,000 shares, we may be able to make only a few investments. If we only are able to make a few investments, we would not achieve any asset diversification. Additionally, we are not limited in the number or size of our investments or the percentage of net proceeds we may dedicate to a single investment. Investors’ investment in our shares will be subject to greater risk to the extent that we lack a diversified portfolio of investments. In addition, our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, and our financial condition and ability to pay distributions could be adversely affected.

If our advisor loses or is unable to obtain key personnel, our ability to implement our investment strategies could be delayed or hindered, which could adversely affect our ability to make distributions and the value of investors’ investment.

Our success depends to a significant degree upon the contributions of certain of our executive officers and other key personnel of our advisor, including Nicholas S. Schorsch and William M. Kahane, each of whom would be difficult to replace. Our advisor does not have an employment agreement with any of these key personnel and we cannot guarantee that all, or any particular one, will remain affiliated with us and/or our advisor. If any of our key personnel were to cease their affiliation with our advisor, our operating results could suffer. Further, we do not intend to separately maintain key person life insurance on Mr. Schorsch or any other person. We believe that our future success depends, in large part, upon our advisor’s ability to hire and retain highly skilled managerial, operational and marketing personnel. Competition for such personnel is intense, and we cannot assure investors that our advisor will be successful in attracting and retaining such skilled personnel. If our advisor loses or is unable to obtain the services of key personnel, our ability to implement our investment strategies could be delayed or hindered, and the value of investors’ investment may decline.

Our rights and the rights of our stockholders to recover claims against our officers, directors and our advisor are limited, which could reduce investors’ and our recovery against them if they cause us to incur losses.

Maryland law provides that a director has no liability in that capacity if he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in the corporation’s best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. Our charter, in the case of our directors, officers, employees and agents, and the advisory agreement, in the case of our advisor, generally require us to indemnify our directors, officers, employees and agents and our advisor and its affiliates for actions taken by them in good faith and without negligence or misconduct. Additionally, our charter limits the liability of our directors and officers subject to the conditions imposed by Maryland law, subject to the limitations required by the Statement of Policy Regarding Real Estate Investment Trusts published by the North American Securities Administrators Associations, also known as the NASAA REIT Guidelines. Although our charter does not allow us to exonerate and indemnify our directors and officers to a greater extent than permitted under Maryland law and the NASAA REIT Guidelines, we and our stockholders may have more limited rights against our directors, officers, employees and agents, and our advisor and its affiliates, than might otherwise exist under common law, which could reduce investors’ and our recovery against them. In addition, we may be obligated to fund the defense costs incurred by our directors, officers, employees and agents or our advisor in some cases which would decrease the cash otherwise available for distribution to investors.

 Risks Related to Conflicts of Interest

We will be subject to conflicts of interest arising out of our relationships with our advisor and its affiliates, including the material conflicts discussed below.

American Realty Capital Advisors, LLC will face conflicts of interest relating to the purchase and leasing of properties, and such conflicts may not be resolved in our favor, which could adversely affect our investment opportunities.

Affiliates of our advisor may sponsor other real estate investment programs in the future. We may buy properties at the same time and/or in the same geographic areas as one or more of the other American Realty Capital-sponsored programs managed by officers and key personnel of American Realty Capital Advisors, LLC. There is a risk that American Realty Capital Advisors, LLC will choose a property that provides lower returns to us than a property purchased by another American Realty Capital-sponsored program. We cannot be sure that officers and key personnel acting on behalf of American Realty Capital Advisors, LLC and on behalf of managers of other American Realty Capital-sponsored programs will act in our best interests when deciding whether to allocate any particular property to us. Also, we may acquire properties from, or sell properties to, other American Realty Capital-sponsored programs, and although we will do so consistent with our investment procedures, objectives and policies, transactions entered between us and our affiliates will not be subject to arm’s-length negotiations, which could mean that the acquisitions may be on terms less favorable to us than those negotiated with unaffiliated parties. However, our charter provides that the purchase price of any property acquired from an affiliate may not exceed its fair market value as determined by a qualified independent appraiser selected by our independent directors. In addition, a majority of our directors, including a majority of independent directors, who have no financial interest in the transaction, must determine that the transaction is fair and reasonable to us and that the transaction is at a price to us not greater than the cost to our affiliate or, if the price to us exceeds the cost paid by our affiliate, that there is substantial justification for the excess cost. Furthermore, if one of the other American Realty Capital-sponsored programs attracts a tenant that we are competing for, we could suffer a loss of revenue due to delays in locating another suitable tenant. Investors will not have the opportunity to evaluate the manner in which these conflicts of interest are resolved before or after making their investment. Similar conflicts of interest may apply if our advisor determines to make or purchase mortgage, bridge or mezzanine loans or participations therein on our behalf, since other American Realty Capital-sponsored programs may be competing with us for these investments.

American Realty Capital Advisors, LLC faces conflicts of interest relating to joint ventures, which could result in a disproportionate benefit to the other venture partners at our expense.

We may enter into joint ventures with other American Realty Capital-sponsored programs for the acquisition, development or improvement of properties. American Realty Capital Advisors, LLC may have conflicts of interest in determining which American Realty Capital-sponsored program should enter into any particular joint venture agreement. The co-venturer may have economic or business interests or goals that are or may become inconsistent with our business interests or goals. In addition, American Realty Capital Advisors, LLC may face a conflict in structuring the terms of the relationship between our interests and the interest of the affiliated co-venturer and in managing the joint venture. Since American Realty Capital Advisors, LLC and its affiliates will control both the affiliated co-venturer and, to a certain extent, us, agreements and transactions between the co-venturers with respect to any such joint venture will not have the benefit of arm’s-length negotiation of the type normally conducted between unrelated co-venturers, which may result in the co-venturer receiving benefits greater than the benefits that we receive. In addition, we may assume liabilities related to the joint venture that exceeds the percentage of our investment in the joint venture.

American Realty Capital Advisors, LLC and its officers and employees and certain of our key personnel face competing demands relating to their time, and this may cause our operating results to suffer.

American Realty Capital Advisors, LLC and its officers and employees and certain of our key personnel and their respective affiliates are key personnel, general partners and sponsors of other real estate programs having investment objectives and legal and financial obligations similar to ours and may have other business interests as well. Because these persons have competing demands on their time and resources, they may have conflicts of interest in allocating their time between our business and these other activities. All of our executive officers will spend at least a majority of their time involved in our operations and Messrs. Budko, Block and Weil will spend substantially all of their time involved in our operations. However, during times of intense activity in other programs and ventures, they may devote less time and fewer resources to our business than is necessary or appropriate. If this occurs, the returns on our investments may suffer.

Our officers face conflicts of interest related to the positions they hold with affiliated entities, which could hinder our ability to successfully implement our business strategy and to generate returns to investors.

Each of our executive officers, including Nicholas S. Schorsch, who also serves as the chairman of our board of directors, and William M. Kahane, president and chief operating officer, also are officers of our advisor, our property manager and other affiliated entities. As a result, these individuals owe fiduciary duties to these other entities and their stockholders and limited partners, which fiduciary duties may conflict with the duties that they owe to us or our stockholders. Their loyalties to these other entities could result in actions or inactions that are detrimental to our business, which could harm the implementation of our business strategy and our investment and leasing opportunities. Conflicts with our business and interests are most likely to arise from involvement in activities related to (a) allocation of new investments and management time and services between us and the other entities, (b) our purchase of properties from, or sale of properties, to affiliated entities, (c) the timing and terms of the investment in or sale of an asset, (d) development of our properties by affiliates, (e) investments with affiliates of our advisor, (f) compensation to our advisor, and (g) our relationship with our dealer manager and property manager. If we do not successfully implement our business strategy, we may be unable to generate cash needed to make distributions to investors and to maintain or increase the value of our assets.

American Realty Capital Advisors, LLC faces conflicts of interest relating to the incentive fee structure under our advisory agreement, which could result in actions that are not necessarily in the long-term best interests of our stockholders.

Under our advisory agreement, American Realty Capital Advisors, LLC or its affiliates will be entitled to fees that are structured in a manner intended to provide incentives to our advisor to perform in our best interests and in the best interests of our stockholders. However, because our advisor does not maintain a significant equity interest in us and is entitled to receive substantial minimum compensation regardless of performance, our advisor’s interests are not wholly aligned with those of our stockholders. In that regard, our advisor could be motivated to recommend riskier or more speculative investments in order for us to generate the specified levels of performance or sales proceeds that would entitle our advisor to fees. In addition, our advisor’s or its affiliates’ entitlement to fees upon the sale of our assets and to participate in sale proceeds could result in our advisor recommending sales of our investments at the earliest possible time at which sales of investments would produce the level of return that would entitle the advisor to compensation relating to such sales, even if continued ownership of those investments might be in our best long-term interest. Our advisory agreement will require us to pay a performance-based termination fee to our advisor or its affiliates in the event that we terminate the advisor prior to the listing of our shares for trading on an exchange or, absent such listing, in respect of its participation in net sales proceeds. To avoid paying this fee, our independent directors may decide against terminating the advisory agreement prior to our listing of our shares or disposition of our investments even if, but for the termination fee, termination of the advisory agreement would be in our best interest. In addition, the requirement to pay the fee to the advisor or its affiliates at termination could cause us to make different investment or disposition decisions than we would otherwise make, in order to satisfy our obligation to pay the fee to the terminated advisor. Moreover, our advisor will have the right to terminate the advisory agreement upon a change of control of our company and thereby trigger the payment of the performance fee, which could have the effect of delaying, deferring or preventing the change of control.

There is no separate counsel for us and our affiliates, which could result in conflicts of interest.

Proskauer Rose LLP acts as legal counsel to us and also represents our advisor and some of its affiliates. There is a possibility in the future that the interests of the various parties may become adverse and, under the Code of Professional Responsibility of the legal profession, Proskauer Rose LLP may be precluded from representing any one or all of such parties. If any situation arises in which our interests appear to be in conflict with those of our advisor or its affiliates, additional counsel may be retained by one or more of the parties to assure that their interests are adequately protected. Moreover, should a conflict of interest not be readily apparent, Proskauer Rose LLP may inadvertently act in derogation of the interest of the parties which could affect our ability to meet our investment objectives.

We may have increased exposure to liabilities from litigation as a result of our participation in the Section 1031 Exchange Program, which increases the risks investors face as stockholders.

An affiliate of American Realty Capital Advisors, LLC, our advisor, has developed a program to facilitate real estate acquisitions for persons (“1031 Participants”) who seek to reinvest proceeds from a real estate sale and qualify that reinvestment for like-kind exchange treatment under Section 1031 of the Internal Revenue Code (“Section 1031 Exchange Program”).  The Section 1031 Exchange Program involves a private placement of co-tenancy interests in real estate. There are significant tax and securities disclosure risks associated with these private placement offerings of co-tenancy interests to 1031 Participants. For example, in the event that the Internal Revenue Service conducts an audit of the purchasers of co tenancy interests and successfully challenges the qualification of the transaction as a like-kind exchange, purchasers of co-tenancy interests may file a lawsuit against the entity offering the co- tenancy interests and its sponsors. We anticipate providing certain financial guarantees in the event co-tenancy interests in such offerings are not sold and could therefore be named in or otherwise required to defend against lawsuits brought by 1031 Participants. Any amounts we are required to expend for any such litigation claims may reduce the amount of funds available for distribution to investors. In addition, disclosure of any such litigation may limit our future ability to raise additional capital through the sale of stock or borrowings.

We are subject to risks associated with co-tenancy arrangements that are not otherwise present in a real estate investment; these risks could reduce the value of our co-tenancy investments and investors’ overall return.

Our participation in the Section 1031 Exchange Program involves an obligation to purchase any co-tenancy interests in a property that remain unsold at the completion of a Section 1031 Exchange Program private placement offering. Accordingly, we could be required to purchase the unsold co-tenancy interests and thus become subject to the risks of ownership of properties in a co-tenancy arrangement with unrelated third parties.

Ownership of co-tenancy interests involves risks not otherwise present with an investment in real estate such as the following:

•	the risk that a co-tenant may at any time have economic or business interests or goals that are inconsistent with our business interests or goals;

•	the risk that a co-tenant may be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives; or

•
the possibility that a co-tenant might become insolvent or bankrupt, which may be an event of default under mortgage loan financing documents, or allow the bankruptcy court to reject the tenants-in-common agreement or management agreement entered into by the co-tenants owning interests in the property.

Any of the above might subject a property to liabilities in excess of those contemplated and thus reduce investors’ returns. In the event that our interests become adverse to those of the other co-tenants, we may not have the contractual right to purchase the co-tenancy interests from the other co-tenants. Even if we are given the opportunity to purchase such co-tenancy interests in the future, we cannot guarantee that we will have sufficient funds available at the time to purchase co-tenancy interests from the 1031 Participants. We might want to sell our co-tenancy interests in a given property at a time when the other cotenants in such property do not desire to sell their interests. Therefore, we may not be able to sell our interest in a property at the time we would like to sell. In addition, we anticipate that it will be much more difficult to find a willing buyer for our co-tenancy interests in a property than it would be to find a buyer for a property we owned entirely.

Our participation in the Section 1031 Exchange Program may limit our ability to borrow funds in the future; this could reduce the number of investments we can make and limit our ability to make distributions to investors.

Institutional lenders may view our obligations under agreements to acquire unsold co-tenancy interests in properties as a contingent liability against our cash or other assets, which may limit our ability to borrow funds in the future. Lenders providing lines of credit may restrict our ability to draw on our lines of credit by the amount of our potential obligation. Further, our lenders may view such obligations in such a manner as to limit our ability to borrow funds based on regulatory restrictions on lenders that limit the amount of loans they can make to any one borrower. These events could limit our operating flexibility and our ability to make distributions to investors.

 Risks Related to The Offering and Our Corporate Structure

The limit on the number of shares a person may own may discourage a takeover that could otherwise result in a premium price to our stockholders.

Our charter, with certain exceptions, authorizes our directors to take such actions as are necessary and desirable to preserve our qualification as a REIT. Unless exempted by our board of directors, no person may own more than 9.8% in value of the aggregate our outstanding stock or more than 9.8% in value or number of shares, whichever is more restrictive) of any class or series of our outstanding shares. This and other restrictions in our charter on the ownership and transfer of our stock may have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price for holders of our common stock.

Our charter permits our board of directors to issue stock with terms that may subordinate the rights of common stockholders or discourage a third party from acquiring us in a manner that might result in a premium price to our stockholders.

Our charter permits our board of directors to issue up to 250,000,000 shares of stock. In addition, our board of directors, without any action by our stockholders, may amend our charter from time to time to increase or decrease the aggregate number of shares or the number of shares of any class or series of stock that we have authority to issue. Our board of directors may classify or reclassify any unissued preferred stock and establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to distributions, qualifications and terms or conditions of repurchase of any such stock. Thus, our board of directors could authorize the issuance of preferred stock with terms and conditions that could have a priority as to distributions and amounts payable upon liquidation over the rights of the holders of our common stock. Preferred stock could also have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price for holders of our common stock.

Maryland law prohibits certain business combinations, which may make it more difficult for us to be acquired and may limit an investor’s ability to exit the investment.

Under Maryland law, “business combinations” between a Maryland corporation and an interested stockholder or an affiliate of an interested stockholder are prohibited for five years after the most recent date on which the interested stockholder becomes an interested stockholder. These business combinations include a merger, consolidation, share exchange or, in circumstances specified in the statute, an asset transfer or issuance or reclassification of equity securities. An interested stockholder is defined as:

•	any person who beneficially owns 10% or more of the voting power of the corporation’s shares; or

•
an affiliate or associate of the corporation who, at any time within the two-year period prior to the date in question, was the beneficial owner of 10% or more of the voting power of the then outstanding voting stock of the corporation.

A person is not an interested stockholder under the statute if the board of directors approved in advance the transaction by which he or she otherwise would have become an interested stockholder. However, in approving a transaction, the board of directors may provide that its approval is subject to compliance, at or after the time of approval, with any terms and conditions determined by the board.

After the five-year prohibition, any business combination between the Maryland corporation and an interested stockholder generally must be recommended by the board of directors of the corporation and approved by the affirmative vote of at least:

•	80% of the votes entitled to be cast by holders of outstanding shares of voting stock of the corporation; and

•
two-thirds of the votes entitled to be cast by holders of voting stock of the corporation other than shares held by the interested stockholder with whom or with whose affiliate the business combination is to be effected or held by an affiliate or associate of the interested stockholder.

These super-majority vote requirements do not apply if the corporation’s stockholders receive a minimum price, as defined under Maryland law, for their shares in the form of cash or other consideration in the same form as previously paid by the interested stockholder for its shares. The business combination statute permits various exemptions from its provisions, including business combinations that are exempted by the board of directors prior to the time that the interested stockholder becomes an interested stockholder. Pursuant to the statute, our board of directors has exempted any business combination involving American Realty Capital Advisors, LLC or any affiliate of American Realty Capital Advisors, LLC. Consequently, the five-year prohibition and the super-majority vote requirements will not apply to business combinations between us and American Realty Capital Advisors, LLC or any affiliate of American Realty Capital Advisors, LLC. As a result, American Realty Capital Advisors, LLC and any affiliate of American Realty Capital Advisors, LLC may be able to enter into business combinations with us that may not be in the best interest of our stockholders, without compliance with the super-majority vote requirements and the other provisions of the statute. The business combination statute may discourage others from trying to acquire control of us and increase the difficulty of consummating any offer.

Maryland law also limits the ability of a third-party to buy a large stake in us and exercise voting power in electing directors.

The Maryland Control Share Acquisition Act provides that “control shares” of a Maryland corporation acquired in a “control share acquisition” have no voting rights except to the extent approved by the corporation’s disinterested stockholders by a vote of two-thirds of the votes entitled to be cast on the matter. Shares of stock owned by interested stockholders, that is, by the acquirer, by officers or by directors who are employees of the corporation, are excluded from shares entitled to vote on the matter. “Control shares” are voting shares of stock that would entitle the acquirer to exercise voting power in electing directors within specified ranges of voting power. Control shares do not include shares the acquiring person is then entitled to vote as a result of having previously obtained stockholder approval. A “control share acquisition” means the acquisition of control shares. The control share acquisition statute does not apply (a) to shares acquired in a merger, consolidation or share exchange if the corporation is a party to the transaction or (b) to acquisitions approved or exempted by the articles of incorporation or bylaws of the corporation. Our bylaws contain a provision exempting from the Control Share Acquisition act any and all acquisitions of our common stock by American Realty Capital Advisors, LLC or any affiliate of American Realty Capital Advisors, LLC. This statute could have the effect of discouraging offers from third parties to acquire us and increasing the difficulty of successfully completing this type of offer by anyone other than our affiliates or any of their affiliates.

If we are required to register as an investment company under the Investment Company Act, we could not continue our business, which may significantly reduce the value of an investor’s investment.

We are not registered as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”), pursuant to an exemption in Section 3(c)(5)(C) of the Investment Company Act and certain No-Action Letters from the Securities and Exchange Commission. Pursuant to this exemption, (a) at least 55% of our assets must consist of real estate fee interests or loans secured exclusively by real estate or both; (b) at least 25% of our assets must consist of loans secured primarily by real estate (this percentage will be reduced by the amount by which the percentage in (a) above is increased); and (c) up to 20% of our assets may consist of miscellaneous investments. We intend to monitor compliance with these requirements on an ongoing basis. If we were obligated to register as an investment company, we would have to comply with a variety of substantive requirements under the Investment Company Act imposing, among other things:

•	limitations on capital structure;

•	restrictions on specified investments;

•	prohibitions on transactions with affiliates; and

•	compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations that would significantly change our operations.

In order to maintain our exemption from regulation under the Investment Company Act, we must engage primarily in the business of buying real estate, and these investments must be made within a year after the offering ends. If we are unable to invest a significant portion of the proceeds of the offering in properties within one year of the termination of the offering, we may avoid being required to register as an investment company by temporarily investing any unused proceeds in government securities with low returns. This would reduce the cash available for distribution to investors and possibly lower investors’ returns.

To maintain compliance with the Investment Company Act exemption, we may be unable to sell assets we would otherwise want to sell and may need to sell assets we would otherwise wish to retain. In addition, we may have to acquire additional income or loss generating assets that we might not otherwise have acquired or may have to forgo opportunities to acquire interests in companies that we would otherwise want to acquire and would be important to our investment strategy. If we were required to register as an investment company but failed to do so, we would be prohibited from engaging in our business, and criminal and civil actions could be brought against us. In addition, our contracts would be unenforceable unless a court were to require enforcement, and a court could appoint a receiver to take control of us and liquidate our business.

Investors are bound by the majority vote on matters on which they are entitled to vote, and therefore, an investor’s vote on a particular matter may be superseded by the vote of others.

Investors may vote on certain matters at any annual or special meeting of stockholders, including the election of directors. However, investors will be bound by the majority vote on matters requiring approval of a majority of the stockholders even if they do not vote with the majority on any such matter.

If investors do not agree with the decisions of our board of directors, they only have limited control over changes in our policies and operations and may not be able to change such policies and operations.

Our board of directors determines our major policies, including our policies regarding investments, financing, growth, debt capitalization, REIT qualification and distributions. Our board of directors may amend or revise these and other policies without a vote of the stockholders. Under the Maryland General Corporation Law and our charter, our stockholders have a right to vote only on the following:

•	the election or removal of directors;

•	amendments of our charter (including a change in our investment objectives), except certain amendments that do not adversely affect the rights, preferences and privileges of our stockholders;
•	our liquidation or dissolution;

•	a reorganization of our company, as provided in our charter; and

•	mergers, consolidations or sales or other dispositions of substantially all of our assets, as provided in our charter.

All other matters are subject to the discretion of our board of directors.

Our board of directors may change our investment policies without stockholder approval, which could alter the nature of investors’ investments.

Our charter requires that our independent directors review our investment policies at least annually to determine that the policies we are following are in the best interest of the stockholders. These policies may change over time. The methods of implementing our investment policies may also vary, as new real estate development trends emerge and new investment techniques are developed. Our investment policies, the methods for their implementation, and our other objectives, policies and procedures may be altered by our board of directors without the approval of our stockholders. As a result, the nature of investors’ investments could change without investors’ consent.

Investors are limited in their ability to sell their shares pursuant to our share repurchase program and may have to hold their shares for an indefinite period of time.

Our board of directors may amend the terms of our share repurchase program without stockholder approval. Our board of directors also is free to suspend or terminate the program upon 30 days notice or to reject any request for repurchase. In addition, the share repurchase program includes numerous restrictions that would limit investors’ ability to sell their shares. Generally, investors must have held their shares for at least one year in order to participate in our share repurchase program. If our board of directors authorizes a repurchase from legally available funds, we will limit the number of shares repurchased pursuant to our share repurchase program as follows: (a) during any calendar year, the number of shares we will redeem will be limited to 5% of the weighted average number of shares outstanding during the prior year (shares requested for repurchase upon the death of a stockholder will not be subject to this limitation); and (b) funding for the repurchase of shares will be limited to (i) the net proceeds we receive from the sale of shares under our distribution reinvestment plan, (ii) proceeds from the sales of shares in our continuous offering, and (iii) other available allocated operating funds. These limits might prevent us from accommodating all repurchase requests made in any year.  These restrictions severely limit investors’ ability to sell their shares should they require liquidity, and limit their ability to recover the value they invested or the fair market value of their shares.

We established the offering price on an arbitrary basis; as a result, the actual value of investors’ investments may be substantially less than what they pay.

Our board of directors has arbitrarily determined the selling price of the shares consistent with comparable real estate investment programs in the market, and such price bears no relationship to our book or asset values, or to any other established criteria for valuing issued or outstanding shares. Because the offering price is not based upon any independent valuation, the offering price is not indicative of the proceeds that investors would receive upon liquidation.

Because the dealer manager is one of our affiliates, investors will not have the benefit of an independent review of the prospectus or us as customarily performed in underwritten offerings.

The dealer manager, Realty Capital Securities, LLC, is one of our affiliates and will not make an independent review of us or the offering. Accordingly, investors will have to rely on their own broker-dealer to make an independent review of the terms of the offering. If their broker-dealer does not conduct such a review, they will not have the benefit of an independent review of the terms of the offering. Further, the due diligence investigation of us by the dealer manager cannot be considered to be an independent review and, therefore, may not be as meaningful as a review conducted by an unaffiliated broker-dealer or investment banker.

Investors’ interest in us will be diluted if we issue additional shares.

Existing stockholders and potential investors in the offering do not have preemptive rights to any shares issued by us in the future. Our charter currently authorizes us to issue up to 250,000,000 shares of stock, of which 240,000,000 shares are designated as common stock and 10,000,000 are designated as preferred stock.

Subject to any limitations set forth under Maryland law, our board of directors may increase the number of authorized shares of stock, increase or decrease the number of shares of any class or series of stock designated, or reclassify any unissued shares without the necessity of obtaining stockholder approval. All of such shares may be issued in the discretion of our board of directors. Existing stockholders and investors purchasing shares in the offering likely will suffer dilution of their equity investment in us, in the event that we (a) sell shares in the offering or sell additional shares in the future, including those issued pursuant to our distribution reinvestment plan, (b) sell securities that are convertible into shares of our common stock, (c) issue shares of our common stock in a private offering of securities to institutional investors, (d) issue shares of our common stock upon the exercise of the options granted to our independent directors, (e) issue shares to our advisor, its successors or assigns, in payment of an outstanding fee obligation as set forth under our advisory agreement, or (f) issue shares of our common stock to sellers of properties acquired by us in connection with an exchange of limited partnership interests of American Realty Capital Operating Partnership, L.P., existing stockholders and investors purchasing shares in the offering will likely experience dilution of their equity investment in us. In addition, the partnership agreement for American Realty Capital Operating Partnership, L.P. contains provisions that would allow, under certain circumstances, other entities, including other American Realty Capital-sponsored programs, to merge into or cause the exchange or conversion of their interest for interests of American Realty Capital Operating Partnership, L.P. Because the limited partnership units of American Realty Capital Operating Partnership, L.P. may, in the discretion of our board of directors, be exchanged for shares of our common stock, any merger, exchange or conversion between American Realty Capital Operating Partnership, L.P. and another entity ultimately could result in the issuance of a substantial number of shares of our common stock, thereby diluting the percentage ownership interest of other stockholders. Because of these reasons, amongst others, investors should not expect to be able to own a significant percentage of our shares.

Payment of fees to American Realty Capital Advisors, LLC and its affiliates reduces cash available for investment and distribution.

American Realty Capital Advisors, LLC and its affiliates will perform services for us in connection with the offer and sale of the shares, the selection and acquisition of our investments, and the management and leasing of our properties, the servicing of our mortgage, bridge or mezzanine loans, if any, and the administration of our other investments. They are paid substantial fees for these services, which reduces the amount of cash available for investment in properties or distribution to stockholders.

We may be unable to pay or maintain cash distributions or increase distributions over time.

There are many factors that can affect the availability and timing of cash distributions to stockholders. Distributions will be based principally on cash available from our operations. The amount of cash available for distributions is affected by many factors, such as our ability to buy properties as offering proceeds become available, rental income from such properties, and our operating expense levels, as well as many other variables. Actual cash available for distributions may vary substantially from estimates. With no prior operating history, we cannot assure investors that we will be able to pay or maintain our current anticipated level of distributions or that distributions will increase over time. We cannot give any assurance that rents from the properties will increase, that the securities we buy will increase in value or provide constant or increased distributions over time, or that future acquisitions of real properties, mortgage, bridge or mezzanine loans or any investments in securities will increase our cash available for distributions to stockholders. Our actual results may differ significantly from the assumptions used by our board of directors in establishing the distribution rate to stockholders. We may not have sufficient legally available cash from operations to make a distribution required to qualify for or maintain our REIT status. We may increase borrowing or use proceeds from the offering to make distributions, each of which could be deemed to be a return of investors’ capital. We may make distributions from the proceeds of the offering or from borrowings in anticipation of future cash flow. Any such distributions will constitute a return of capital and may reduce the amount of capital we ultimately invest in properties and negatively impact the value of investors’ investment.

General Risks Related to Investments in Real Estate

Our operating results will be affected by economic and regulatory changes that have an adverse impact on the real estate market in general, and we cannot assure investors that we will be profitable or that we will realize growth in the value of our real estate properties.

Our operating results are subject to risks generally incident to the ownership of real estate, including:

•	changes in general economic or local conditions;

•	changes in supply of or demand for similar or competing properties in an area;

•	changes in interest rates and availability of permanent mortgage funds that may render the sale of a property difficult or unattractive;

•	changes in tax, real estate, environmental and zoning laws; and

•	periods of high interest rates and tight money supply.

These and other reasons may prevent us from being profitable or from realizing growth or maintaining the value of our real estate properties.

Many of our properties will depend upon a single tenant for all or a majority of their rental income, and our financial condition and ability to make distributions may be adversely affected by the bankruptcy or insolvency, a downturn in the business, or a lease termination of a single tenant.

We expect that many of our properties will be occupied by only one tenant or will derive a majority of their rental income from one tenant and, therefore, the success of those properties will be materially dependent on the financial stability of such tenants. Lease payment defaults by tenants could cause us to reduce the amount of distributions we pay. A default of a tenant on its lease payments to us would cause us to lose the revenue from the property and force us to find an alternative source of revenue to meet any mortgage payment and prevent a foreclosure if the property is subject to a mortgage. In the event of a default, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and re-letting the property. If a lease is terminated, there is no assurance that we will be able to lease the property for the rent previously received or sell the property without incurring a loss. A default by a tenant, the failure of a guarantor to fulfill its obligations or other premature termination of a lease, or a tenant’s election not to extend a lease upon its expiration, could have an adverse effect on our financial condition and our ability to pay distributions.

If a tenant declares bankruptcy, we may be unable to collect balances due under relevant leases.

Any of our tenants, or any guarantor of a tenant’s lease obligations, could be subject to a bankruptcy proceeding pursuant to Title 11 of the bankruptcy laws of the United States. Such a bankruptcy filing would bar all efforts by us to collect pre-bankruptcy debts from these entities or their properties, unless we receive an enabling order from the bankruptcy court. Post-bankruptcy debts would be paid currently. If a lease is assumed, all pre-bankruptcy balances owing under it must be paid in full. If a lease is rejected by a tenant in bankruptcy, we would have a general unsecured claim for damages. If a lease is rejected, it is unlikely we would receive any payments from the tenant because our claim is capped at the rent reserved under the lease, without acceleration, for the greater of one year or 15% of the remaining term of the lease, but not greater than three years, plus rent already due but unpaid. This claim could be paid only in the event funds were available, and then only in the same percentage as that realized on other unsecured claims.

A tenant or lease guarantor bankruptcy could delay efforts to collect past due balances under the relevant leases, and could ultimately preclude full collection of these sums. Such an event could cause a decrease or cessation of rental payments that would mean a reduction in our cash flow and the amount available for distributions to investors. In the event of a bankruptcy, we cannot assure investors that the tenant or its trustee will assume our lease. If a given lease, or guaranty of a lease, is not assumed, our cash flow and the amounts available for distributions to investors may be adversely affected.

A high concentration of our properties in a particular geographic area, or that have tenants in a similar industry, would magnify the effects of downturns in that geographic area or industry.

We expect that our properties will be diverse according to geographic area and industry of our tenants. However, in the event that we have a concentration of properties in any particular geographic area, any adverse situation that disproportionately affects that geographic area would have a magnified adverse effect on our portfolio. Similarly, if our tenants are concentrated in a certain industry or industries, any adverse effect to that industry generally would have a disproportionately adverse effect on our portfolio.

If a sale-leaseback transaction is re-characterized in a tenant’s bankruptcy proceeding, our financial condition could be adversely affected.

We may enter into sale-leaseback transactions, whereby we would purchase a property and then lease the same property back to the person from whom we purchased it. In the event of the bankruptcy of a tenant, a transaction structured as a sale-leaseback may be re-characterized as either a financing or a joint venture, either of which outcomes could adversely affect our business. If the sale-leaseback were re-characterized as a financing, we might not be considered the owner of the property, and as a result would have the status of a creditor in relation to the tenant. In that event, we would no longer have the right to sell or encumber our ownership interest in the property. Instead, we would have a claim against the tenant for the amounts owed under the lease, with the claim arguably secured by the property. The tenant/debtor might have the ability to propose a plan restructuring the term, interest rate and amortization schedule of its outstanding balance. If confirmed by the bankruptcy court, we could be bound by the new terms, and prevented from foreclosing our lien on the property. If the sale-leaseback were re-characterized as a joint venture, our lessee and we could be treated as co-venturers with regard to the property. As a result, we could be held liable, under some circumstances, for debts incurred by the lessee relating to the property. Either of these outcomes could adversely affect our cash flow and the amount available for distributions to investors.

Properties that have vacancies for a significant period of time could be difficult to sell, which could diminish the return on investors’ investment.

A property may incur vacancies either by the continued default of tenants under their leases or the expiration of tenant leases. If vacancies continue for a long period of time, we will suffer reduced revenues which may result in less cash to be distributed to stockholders. In addition, because properties’ market values depend principally upon the value of the properties’ leases, the resale value of properties with prolonged vacancies could suffer, which could further reduce investors’ return.

We may obtain only limited warranties when we purchase a property and would have only limited recourse in the event our due diligence did not identify any issues that lower the value of our property.

The seller of a property often sells such property in its “as is” condition on a “where is” basis and “with all faults,” without any warranties of merchantability or fitness for a particular use or purpose. In addition, purchase agreements may contain only limited warranties, representations and indemnifications that will only survive for a limited period after the closing. The purchase of properties with limited warranties increases the risk that we may lose some or all of our invested capital in the property as well as the loss of rental income from that property.

We may be unable to secure funds for future tenant improvements or capital needs, which could adversely impact our ability to pay cash distributions to our stockholders.

When tenants do not renew their leases or otherwise vacate their space, it is usual that, in order to attract replacement tenants, we will be required to expend substantial funds for tenant improvements and tenant refurbishments to the vacated space. In addition, although we expect that our leases with tenants will require tenants to pay routine property maintenance costs, we will likely be responsible for any major structural repairs, such as repairs to the foundation, exterior walls and rooftops. We will use substantially all of the offering’s gross proceeds to buy real estate and pay various fees and expenses. We intend to reserve only 0.1% of the gross proceeds from the offering for future capital needs. Accordingly, if we need additional capital in the future to improve or maintain our properties or for any other reason, we will have to obtain financing from other sources, such as cash flow from operations, borrowings, property sales or future equity offerings. These sources of funding may not be available on attractive terms or at all. If we cannot procure additional funding for capital improvements, our investments may generate lower cash flows or decline in value, or both.

Our inability to sell a property when we desire to do so could adversely impact our ability to pay cash distributions to investors.

The real estate market is affected by many factors, such as general economic conditions, availability of financing, interest rates and other factors, including supply and demand, that are beyond our control. We cannot predict whether we will be able to sell any property for the price or on the terms set by us, or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We cannot predict the length of time needed to find a willing purchaser and to close the sale of a property.

We may be required to expend funds to correct defects or to make improvements before a property can be sold. We cannot assure investors that we will have funds available to correct such defects or to make such improvements. Moreover, in acquiring a property, we may agree to restrictions that prohibit the sale of that property for a period of time or impose other restrictions, such as a limitation on the amount of debt that can be placed or repaid on that property. These provisions would restrict our ability to sell a property.

We may not be able to sell our properties at a price equal to, or greater than, the price for which we purchased such property, which may lead to a decrease in the value of our assets.

Many of our leases will not contain rental increases over time. Therefore, the value of the property to a potential purchaser may not increase over time, which may restrict our ability to sell a property, or in the event we are able to sell such property, may lead to a sale price less than the price that we paid to purchase the property.

We may acquire or finance properties with lock-out provisions, which may prohibit us from selling a property, or may require us to maintain specified debt levels for a period of years on some properties.

Lock-out provisions, which preclude pre-payments of a loan, could materially restrict us from selling or otherwise disposing of or refinancing properties. These provisions would affect our ability to turn our investments into cash and thus affect cash available for distributions to investors. Lock out provisions may prohibit us from reducing the outstanding indebtedness with respect to any properties, refinancing such indebtedness on a non-recourse basis at maturity, or increasing the amount of indebtedness with respect to such properties. Lock-out provisions could impair our ability to take other actions during the lock-out period that could be in the best interests of our stockholders and, therefore, may have an adverse impact on the value of the shares, relative to the value that would result if the lock-out provisions did not exist. In particular, lock-out provisions could preclude us from participating in major transactions that could result in a disposition of our assets or a change in control even though that disposition or change in control might be in the best interests of our stockholders.

Rising expenses could reduce cash flow and funds available for future acquisitions.

Any properties that we buy in the future will be subject to operating risks common to real estate in general, any or all of which may negatively affect us. If any property is not fully occupied or if rents are being paid in an amount that is insufficient to cover operating expenses, we could be required to expend funds with respect to that property for operating expenses. The properties will be subject to increases in tax rates, utility costs, operating expenses, insurance costs, repairs and maintenance and administrative expenses. While we expect that many of our properties will be leased on a triple-net-lease basis or will require the tenants to pay all or a portion of such expenses, renewals of leases or future leases may not be negotiated on that basis, in which event we may have to pay those costs. If we are unable to lease properties on a triple-net-lease basis or on a basis requiring the tenants to pay all or some of such expenses, or if tenants fail to pay required tax, utility and other impositions, we could be required to pay those costs which could adversely affect funds available for future acquisitions or cash available for distributions.

Adverse economic conditions will negatively affect our returns and profitability.

Our operating results may be affected by the following market and economic challenges, which may result from a continued or exacerbated general economic slow down experienced by the nation as a whole or by the local economics where our properties may be located:

•	poor economic conditions may result in tenant defaults under leases;

•	re-leasing may require concessions or reduced rental rates under the new leases; and

•
increased insurance premiums may reduce funds available for distribution or, to the extent such increases are passed through to tenants, may lead to tenant defaults. Increased insurance premiums may make it difficult to increase rents to tenants on turnover, which may adversely affect our ability to increase our returns.

The length and severity of any economic downturn cannot be predicted. Our operations could be negatively affected to the extent that an economic downturn is prolonged or becomes more severe.

Economic conditions may adversely affect our income.

U.S. and international markets are currently experiencing increased levels of volatility due to a combination of many factors, including decreasing values of home prices, limited access to credit markets, less consumer spending and fears of a national and global recession. The effects of the current market dislocation may persist as financial institutions continue to take the necessary steps to restructure their business and capital structures. As a result, this economic downturn has reduced demand for space and removed support for rents and property values. Since we cannot predict when the real estate markets will recover, the value of our properties may decline if current market conditions persist or worsen.

A commercial property’s income and value may be adversely affected by national and regional economic conditions, local real estate conditions such as an oversupply of properties or a reduction in demand for properties, availability of “for sale” properties, competition from other similar properties, our ability to provide adequate maintenance, insurance and management services, increased operating costs (including real estate taxes), the attractiveness and location of the property and changes in market rental rates. The continued rise in energy costs could result in higher operating costs, which may affect our results from operations. Our income will be adversely affected if a significant number of tenants are unable to pay rent or if our properties cannot be rented on favorable terms. Additionally, if tenants of properties that we lease on a triple-net basis fail to pay required tax, utility and other impositions, we could be required to pay those costs, which would adversely affect funds available for future acquisitions or cash available for distributions. Our performance is linked to economic conditions in the regions where our properties will be located and in the market for residential, office, retail and industrial space generally. Therefore, to the extent that there are adverse economic conditions in those regions, and in these markets generally, that impact the applicable market rents, such conditions could result in a reduction of our income and cash available for distributions and thus affect the amount of distributions we can make to investors.

If we suffer losses that are not covered by insurance or that are in excess of insurance coverage, we could lose invested capital and anticipated profits.

Generally, each of our tenants will be responsible for insuring its goods and premises and, in some circumstances, may be required to reimburse us for a share of the cost of acquiring comprehensive insurance for the property, including casualty, liability, fire and extended coverage customarily obtained for similar properties in amounts that our advisor determines are sufficient to cover reasonably foreseeable losses. Tenants of single-user properties leased on a triple-net-lease basis typically are required to pay all insurance costs associated with those properties. Material losses may occur in excess of insurance proceeds with respect to any property, as insurance may not be sufficient to fund the losses. However, there are types of losses, generally of a catastrophic nature, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution or environmental matters, which are either uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments. Insurance risks associated with potential terrorism acts could sharply increase the premiums we pay for coverage against property and casualty claims. Additionally, mortgage lenders in some cases have begun to insist that commercial property owners purchase specific coverage against terrorism as a condition for providing mortgage loans. It is uncertain whether such insurance policies will be available, or available at reasonable cost, which could inhibit our ability to finance or refinance our potential properties. In these instances, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses. We may not have adequate, or any, coverage for such losses. The Terrorism Risk Insurance Act of 2002 is designed for a sharing of terrorism losses between insurance companies and the federal government, and has been renewed until December 31, 2014. We cannot be certain how this act will impact us or what additional cost to us, if any, could result. If such an event damaged or destroyed one or more of our properties, we could lose both our invested capital and anticipated profits from such property.

Real estate related taxes may increase and if these increases are not passed on to tenants, our income will be reduced.

Some local real property tax assessors may seek to reassess some of our properties as a result of our acquisition of the property. Generally, from time to time our property taxes increase as property values or assessment rates change or for other reasons deemed relevant by the assessors. An increase in the assessed valuation of a property for real estate tax purposes will result in an increase in the related real estate taxes on that property. Although some tenant leases may permit us to pass through such tax increases to the tenants for payment, there is no assurance that renewal leases or future leases will be negotiated on the same basis. Increases not passed through to tenants will adversely affect our income, cash available for distributions, and the amount of distributions to investors.

CC&Rs may restrict our ability to operate a property.

Some of our properties are contiguous to other parcels of real property, comprising part of the same commercial center. In connection with such properties, there are significant covenants, conditions and restrictions, known as “CC&Rs,” restricting the operation of such properties and any improvements on such properties, and related to granting easements on such properties. Moreover, the operation and management of the contiguous properties may impact such properties. Compliance with CC&Rs may adversely affect our operating costs and reduce the amount of funds that we have available to pay distributions.

Our operating results may be negatively affected by potential development and construction delays and resultant increased costs and risks.

While we do not currently intend to do so, we may use proceeds from the offering to acquire and develop properties upon which we will construct improvements. We will be subject to uncertainties associated with re-zoning for development, environmental concerns of governmental entities and/or community groups, and our builder’s ability to build in conformity with plans, specifications, budgeted costs, and timetables. If a builder fails to perform, we may resort to legal action to rescind the purchase or the construction contract or to compel performance. A builder’s performance may also be affected or delayed by conditions beyond the builder’s control. Delays in completion of construction could also give tenants the right to terminate preconstruction leases. We may incur additional risks when we make periodic progress payments or other advances to builders before they complete construction. These and other such factors can result in increased costs of a project or loss of our investment. In addition, we will be subject to normal lease-up risks relating to newly constructed projects. We also must rely on rental income and expense projections and estimates of the fair market value of property upon completion of construction when agreeing upon a price at the time we acquire the property. If our projections are inaccurate, we may pay too much for a property, and our return on our investment could suffer.

While we do not currently intend to do so, we may invest in unimproved real property. Returns from development of unimproved properties are also subject to risks associated with re-zoning the land for development and environmental concerns of governmental entities and/or community groups. Although we intend to limit any investment in unimproved property to property we intend to develop, investors’ investments nevertheless are subject to the risks associated with investments in unimproved real property.

If we contract with an affiliated development company for newly developed property, we cannot guarantee that our earnest money deposit made to the development company will be fully refunded.

While we currently do not have an affiliated development company, our sponsor and/or its affiliates may form a development company. In such an event, we may enter into one or more contracts, either directly or indirectly through joint ventures with affiliates or others, to acquire real property from an affiliate of American Realty Capital Advisors, LLC that is engaged in construction and development of commercial real properties. Properties acquired from an affiliated development company may be either existing income-producing properties, properties to be developed or properties under development. We anticipate that we will be obligated to pay a substantial earnest money deposit at the time of contracting to acquire such properties. In the case of properties to be developed by an affiliated development company, we anticipate that we will be required to close the purchase of the property upon completion of the development of the property by our affiliate. At the time of contracting and the payment of the earnest money deposit by us, our development company affiliate typically will not have acquired title to any real property. Typically, our development company affiliate will only have a contract to acquire land, a development agreement to develop a building on the land and an agreement with one or more tenants to lease all or part of the property upon its completion. We may enter into such a contract with our development company affiliate even if at the time of contracting we have not yet raised sufficient proceeds in our offering to enable us to close the purchase of such property. However, we will not be required to close a purchase from our development company affiliate, and will be entitled to a refund of our earnest money, in the following circumstances:

•	our development company affiliate fails to develop the property;

•	all or a specified portion of the pre-leased tenants fail to take possession under their leases for any reason; or

•	we are unable to raise sufficient proceeds from our offering to pay the purchase price at closing.

The obligation of our development company affiliate to refund our earnest money will be unsecured, and no assurance can be made that we would be able to obtain a refund of such earnest money deposit from it under these circumstances since our development company affiliate may be an entity without substantial assets or operations. However, our development company affiliate’s obligation to refund our earnest money deposit may be guaranteed by American Realty Capital Properties, LLC, our property manager, which will enter into contracts to provide property management and leasing services to various American Realty Capital-sponsored programs, including us, for substantial monthly fees. As of the time American Realty Capital Properties, LLC may be required to perform under any guaranty, we cannot assure that American Realty Capital Properties, LLC will have sufficient assets to refund all of our earnest money deposit in a lump sum payment. If we were forced to collect our earnest money deposit by enforcing the guaranty of American Realty Capital Properties, LLC, we will likely be required to accept installment payments over time payable out of the revenues of American Realty Capital Properties, LLC operations. We cannot assure investors that we would be able to collect the entire amount of our earnest money deposit under such circumstances.

Competition with third parties in acquiring properties and other investments may reduce our profitability and the return on investors’ investment.

We compete with many other entities engaged in real estate investment activities, including individuals, corporations, bank and insurance company investment accounts, other REITs, real estate limited partnerships, and other entities engaged in real estate investment activities, many of which have greater resources than we do. Larger REITs may enjoy significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies. In addition, the number of entities and the amount of funds competing for suitable investments may increase. Any such increase would result in increased demand for these assets and therefore increased prices paid for them. If we pay higher prices for properties and other investments, our profitability will be reduced and investors may experience a lower return on their investments.

Our properties face competition that may affect tenants’ ability to pay rent and the amount of rent paid to us may affect the cash available for distributions and the amount of distributions.

Our properties typically are, and we expect will be, located in developed areas. Therefore, there are and will be numerous other properties within the market area of each of our properties that will compete with us for tenants. The number of competitive properties could have a material effect on our ability to rent space at our properties and the amount of rents charged. We could be adversely affected if additional competitive properties are built in locations competitive with our properties, causing increased competition for customer traffic and creditworthy tenants. This could result in decreased cash flow from tenants and may require us to make capital improvements to properties that we would not have otherwise made, thus affecting cash available for distributions, and the amount available for distributions to investors.

Delays in acquisitions of properties may have an adverse effect on an investor’s investment.

There may be a substantial period of time before the proceeds of the offering are invested. Delays we encounter in the selection, acquisition and/or development of properties could adversely affect investors’ returns. Where properties are acquired prior to the start of construction or during the early stages of construction, it will typically take several months to complete construction and rent available space. Therefore, investors could suffer delays in the payment of cash distributions attributable to those particular properties.

Costs of complying with governmental laws and regulations, including those relating to environmental matters, may adversely affect our income and the cash available for any distributions.

All real property and the operations conducted on real property are subject to federal, state and local laws and regulations relating to environmental protection and human health and safety. These laws and regulations generally govern wastewater discharges, air emissions, the operation and removal of underground and above-ground storage tanks, the use, storage, treatment, transportation and disposal of solid and hazardous materials, and the remediation of contamination associated with disposals. Environmental laws and regulations may impose joint and several liability on tenants, owners or operators for the costs to investigate or remediate contaminated properties, regardless of fault or whether the acts causing the contamination were legal. This liability could be substantial. In addition, the presence of hazardous substances, or the failure to properly remediate these substances, may adversely affect our ability to sell, rent or pledge such property as collateral for future borrowings.

Some of these laws and regulations have been amended so as to require compliance with new or more stringent standards as of future dates. Compliance with new or more stringent laws or regulations or stricter interpretation of existing laws may require material expenditures by us. Future laws, ordinances or regulations may impose material environmental liability. Additionally, our tenants’ operations, the existing condition of land when we buy it, operations in the vicinity of our properties, such as the presence of underground storage tanks, or activities of unrelated third parties may affect our properties. In addition, there are various local, state and federal fire, health, life-safety and similar regulations with which we may be required to comply, and that may subject us to liability in the form of fines or damages for noncompliance. Any material expenditures, fines, or damages we must pay will reduce our ability to make distributions and may reduce the value of investors’ investments.

State and federal laws in this area are constantly evolving, and we intend to monitor these laws and take commercially reasonable steps to protect ourselves from the impact of these laws, including obtaining environmental assessments of most properties that we acquire; however, we will not obtain an independent third-party environmental assessment for every property we acquire. In addition, any such assessment that we do obtain may not reveal all environmental liabilities or that a prior owner of a property did not create a material environmental condition not known to us. The cost of defending against claims of liability, of compliance with environmental regulatory requirements, of remediating any contaminated property, or of paying personal injury claims would materially adversely affect our business, assets or results of operations and, consequently, amounts available for distribution to investors.

If we sell properties by providing financing to purchasers, defaults by the purchasers would adversely affect our cash flows.

If we decide to sell any of our properties, we intend to use our best efforts to sell them for cash. However, in some instances we may sell our properties by providing financing to purchasers. When we provide financing to purchasers, we will bear the risk that the purchaser may default, which could negatively impact our cash distributions to stockholders. Even in the absence of a purchaser default, the distribution of the proceeds of sales to our stockholders, or their reinvestment in other assets, will be delayed until the promissory notes or other property we may accept upon the sale are actually paid, sold, refinanced or otherwise disposed of. In some cases, we may receive initial down payments in cash and other property in the year of sale in an amount less than the selling price and subsequent payments will be spread over a number of years. If any purchaser defaults under a financing arrangement with us, it could negatively impact our ability to pay cash distributions to our stockholders.

Our recovery of an investment in a mortgage, bridge or mezzanine loan that has defaulted may be limited.

There is no guarantee that the mortgage, loan or deed of trust securing an investment will, following a default, permit us to recover the original investment and interest that would have been received absent a default. The security provided by a mortgage, deed of trust or loan is directly related to the difference between the amount owed and the appraised market value of the property. Although we intend to rely on a current real estate appraisal when we make the investment, the value of the property is affected by factors outside our control, including general fluctuations in the real estate market, rezoning, neighborhood changes, highway relocations and failure by the borrower to maintain the property. In addition, we may incur the costs of litigation in our efforts to enforce our rights under defaulted loans.

Our costs associated with complying with the Americans with Disabilities Act may affect cash available for distributions.

Our properties will be subject to the Americans with Disabilities Act of 1990 (the “Disabilities Act”). Under the Disabilities Act, all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons. The Disabilities Act has separate compliance requirements for “public accommodations” and “commercial facilities” that generally require that buildings and services, including restaurants and retail stores, be made accessible and available to people with disabilities. The Disabilities Act’s requirements could require removal of access barriers and could result in the imposition of injunctive relief, monetary penalties, or, in some cases, an award of damages. We will attempt to acquire properties that comply with the Disabilities Act or place the burden on the seller or other third party, such as a tenant, to ensure compliance with the Disabilities Act. However, we cannot assure investors that we will be able to acquire properties or allocate responsibilities in this manner. If we cannot, our funds used for Disabilities Act compliance may affect cash available for distributions and the amount of distributions to investors.

 Risks Associated with Debt Financing

We may incur mortgage indebtedness and other borrowings, which may increase our business risks.

We expect that in most instances, we will acquire real properties by using either existing financing or borrowing new funds. In addition, we may incur mortgage debt and pledge all or some of our real properties as security for that debt to obtain funds to acquire additional real properties. We may borrow if we need funds to satisfy the REIT tax qualification requirement that we distribute at least 90% of our annual REIT taxable income to our stockholders. We may also borrow if we otherwise deem it necessary or advisable to assure that we maintain our qualification as a REIT for federal income tax purposes.

Our advisor believes that utilizing borrowing is consistent with our investment objective of maximizing the return to investors. There is no limitation on the amount we may borrow against any single improved property. However, under our charter, we are required to limit our borrowings to 75% of the greater of the aggregate cost (before deducting depreciation or other non-cash reserves) or the aggregate fair market value of our gross assets as of the date of any borrowing, unless excess borrowing is approved by a majority of the independent directors. Our borrowings will not exceed 300% of our net assets, unless the excess is approved by a majority of our independent directors, which is the maximum level of indebtedness permitted under the NASAA REIT Guidelines. We expect that during the period of the offering we will request that our independent directors approve borrowings in excess of this limitation since we will then be in the process of raising our equity capital to acquire our portfolio. As a result, we expect that our debt levels will be higher until we have invested most of our capital.

If there is a shortfall between the cash flow from a property and the cash flow needed to service mortgage debt on a property, then the amount available for distributions to stockholders may be reduced. In addition, incurring mortgage debt increases the risk of loss since defaults on indebtedness secured by a property may result in lenders initiating foreclosure actions. In that case, we could lose the property securing the loan that is in default, thus reducing the value of investors’ investments. For tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds. In such event, we may be unable to pay the amount of distributions required in order to maintain our REIT status. We may give full or partial guarantees to lenders of mortgage debt to the entities that own our properties. When we provide a guaranty on behalf of an entity that owns one of our properties, we will be responsible to the lender for satisfaction of the debt if it is not paid by such entity. If any mortgages contain cross-collateralization or cross-default provisions, a default on a single property could affect multiple properties. If any of our properties are foreclosed upon due to a default, our ability to pay cash distributions to our stockholders will be adversely affected which could result in our losing our REIT status and would result in a decrease in the value of investors’ investments.

Current state of debt markets could limit our ability to obtain financing which may have a material adverse impact on our earnings and financial condition.

The commercial real estate debt markets are currently experiencing volatility as a result of certain factors including the tightening of underwriting standards by lenders and credit rating agencies and the significant inventory of unsold Collateralized Mortgage Backed Securities in the market. Credit spreads for major sources of capital have widened significantly as investors have demanded a higher risk premium. This is resulting in lenders increasing the cost for debt financing. Should the overall cost of borrowings increase, either by increases in the index rates or by increases in lender spreads, we will need to factor such increases into the economics of our acquisitions. This may result in our acquisitions generating lower overall economic returns and potentially reducing cash flow available for distribution.

The recent dislocations in the debt markets has reduced the amount of capital that is available to finance real estate, which, in turn, (a) will no longer allow real estate investors to rely on capitalization rate compression to generate returns and (b) has slowed real estate transaction activity, all of which may reasonably be expected to have a material impact, favorable or unfavorable, on revenues or income from the acquisition and operations of real properties and mortgage loans. Investors will need to focus on market-specific growth dynamics, operating performance, asset management and the long-term quality of the underlying real estate.

In addition, the state of the debt markets could have an impact on the overall amount of capital investing in real estate which may result in price or value decreases of real estate assets.

High mortgage rates may make it difficult for us to finance or refinance properties, which could reduce the number of properties we can acquire and the amount of cash distributions we can make.

If we place mortgage debt on properties, we run the risk of being unable to refinance the properties when the loans come due, or of being unable to refinance on favorable terms. If interest rates are higher when the properties are refinanced, we may not be able to finance the properties and our income could be reduced. If any of these events occur, our cash flow would be reduced. This, in turn, would reduce cash available for distribution to investors and may hinder our ability to raise more capital by issuing more stock or by borrowing more money.

Lenders may require us to enter into restrictive covenants relating to our operations, which could limit our ability to make distributions to our stockholders.

In connection with providing us financing, a lender could impose restrictions on us that affect our distribution and operating policies and our ability to incur additional debt. Loan documents we enter into may contain covenants that limit our ability to further mortgage the property, discontinue insurance coverage or replace American Realty Capital Advisors, LLC as our advisor. These or other limitations may adversely affect our flexibility and our ability to achieve our investment and operating objectives.

Increases in interest rates could increase the amount of our debt payments and adversely affect our ability to pay distributions to our stockholders.

We expect that we will incur indebtedness in the future. To the extent that we incur variable rate debt, increases in interest rates would increase our interest costs, which could reduce our cash flows and our ability to pay distributions to investors. In addition, if we need to repay existing debt during periods of rising interest rates, we could be required to liquidate one or more of our investments in properties at times that may not permit realization of the maximum return on such investments.

We have broad authority to incur debt, and high debt levels could hinder our ability to make distributions and could decrease the value of investors’ investments.

Our charter generally limits us to incurring debt no greater than 75% of the greater of the aggregate cost (before deducting depreciation or other non-cash reserves) or the aggregate fair market value of all of our assets as of the date of any borrowing, unless any excess borrowing is approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report, along with a justification for such excess borrowing. We expect that during the period of the offering we will request that our independent directors approve borrowings in excess of this limitation since we will then be in the process of raising our equity capital to acquire our portfolio. As a result, we expect that our debt levels will be higher until we have invested most of our capital. High debt levels would cause us to incur higher interest charges, would result in higher debt service payments, and could be accompanied by restrictive covenants. These factors could limit the amount of cash we have available to distribute and could result in a decline in the value of investors’ investment.

 Federal Income Tax Risks

Failure to qualify as a REIT would adversely affect our operations and our ability to make distributions.

We will elect to be taxed as a REIT beginning with the tax year ended December 31, 2008. In order for us to qualify as a REIT, we must satisfy certain requirements set forth in the Internal Revenue Code and Treasury Regulations and various factual matters and circumstances that are not entirely within our control. We intend to structure our activities in a manner designed to satisfy all of these requirements. However, if certain of our operations were to be recharacterized by the Internal Revenue Service, such recharacterization could jeopardize our ability to satisfy all of the requirements for qualification as a REIT. Proskauer Rose LLP, our legal counsel, has rendered its opinion that we will qualify as a REIT, based upon our representations as to the manner in which we are and will be owned, invest in assets and operate, among other things. However, our qualification as a REIT will depend upon our ability to meet, through investments, actual operating results, distributions and satisfaction of specific rules, the various tests imposed by the Internal Revenue Code. Proskauer Rose LLP will not review these operating results or compliance with the qualification standards on an ongoing basis. This means that we may fail to satisfy the REIT requirements in the future. Also, this opinion represents Proskauer Rose LLP’s legal judgment based on the law in effect as of the date of this prospectus. Proskauer Rose LLP’s opinion is not binding on the Internal Revenue Service or the courts and we will not apply for a ruling from the Internal Revenue Service regarding our status as a REIT. Future legislative, judicial or administrative changes to the federal income tax laws could be applied retroactively, which could result in our disqualification as a REIT.

If we fail to qualify as a REIT for any taxable year, we will be subject to federal income tax on our taxable income at corporate rates. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year of losing our REIT status. Losing our REIT status would reduce our net earnings available for investment or distribution to stockholders because of the additional tax liability. In addition, distributions to stockholders would no longer qualify for the dividends paid deduction, and we would no longer be required to make distributions. If this occurs, we might be required to borrow funds or liquidate some investments in order to pay the applicable tax.

Re-characterization of sale-leaseback transactions may cause us to lose our REIT status.

We may purchase properties and lease them back to the sellers of such properties. While we will use our best efforts to structure any such sale-leaseback transaction so that the lease will be characterized as a “true lease,” thereby allowing us to be treated as the owner of the property for federal income tax purposes, the IRS could challenge such characterization. In the event that any sale-leaseback transaction is challenged and re-characterized as a financing transaction or loan for federal income tax purposes, deductions for depreciation and cost recovery relating to such property would be disallowed. If a sale-leaseback transaction were so recharacterized, we might fail to satisfy the REIT qualification “asset tests” or the “income tests” and, consequently, lose our REIT status effective with the year of recharacterization. Alternatively, the amount of our REIT taxable income could be recalculated which might also cause us to fail to meet the distribution requirement for a taxable year.

Investors may have tax liability on distributions investors elect to reinvest in our common stock.

If investors participate in our distribution reinvestment plan, they will be deemed to have received, and for income tax purposes will be taxed on, the amount reinvested in common stock to the extent the amount reinvested was not a tax-free return of capital. As a result, unless they are a tax-exempt entity, they may have to use funds from other sources to pay their tax liability on the value of the common stock received.

In certain circumstances, we may be subject to federal and state income taxes as a REIT, which would reduce our cash available for distribution to investors.

Even if we qualify and maintain our status as a REIT, we may be subject to federal income taxes or state taxes. For example, net income from the sale of properties that are “dealer” properties sold by a REIT (a “prohibited transaction” under the Internal Revenue Code) will be subject to a 100% tax. We may not be able to make sufficient distributions to avoid excise taxes applicable to REITs. We may also decide to retain income we earn from the sale or other disposition of our property and pay income tax directly on such income. In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly. However, stockholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability. We may also be subject to state and local taxes on our income or property, either directly or at the level of American Realty Capital Operating Partnership, L.P. or at the level of the other companies through which we indirectly own our assets. Any federal or state taxes we pay will reduce our cash available for distribution to investors.

Legislative or regulatory action could adversely affect investors.

Because our operations are governed to a significant extent by the federal tax laws, new legislative or regulatory action could adversely affect investors.

Investors are urged to consult with their own tax advisors with respect to the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our common stock. Investors should also note that our counsel’s tax opinion assumes that no legislation will be enacted after the date of this prospectus that will be applicable to an investment in our shares.

Foreign purchasers of our common stock may be subject to FIRPTA tax upon the sale of their shares.

A foreign person disposing of a U.S. real property interest, including shares of a U.S. corporation whose assets consist principally of U.S. real property interests, is generally subject to the Foreign Investment in Real Property Tax of 1980, as amended, known as FIRPTA, on the gain recognized on the disposition. Such FIRPTA tax does not apply, however, to the disposition of stock in a REIT if the REIT is “domestically controlled.” A REIT is “domestically controlled” if less than 50% of the REIT’s stock, by value, has been owned directly or indirectly by persons who are not qualifying U.S. persons during a continuous five-year period ending on the date of disposition or, if shorter, during the entire period of the REIT’s existence. We cannot assure investors that we will qualify as a “domestically controlled” REIT. If we were to fail to so qualify, gain realized by foreign investors on a sale of our shares would be subject to FIRPTA tax, unless our shares were traded on an established securities market and the foreign investor did not at any time during a specified testing period directly or indirectly own more than 5% of the value of our outstanding common stock.

In order to avoid triggering additional taxes and/or penalties, if investors intend to invest in our shares through pension or profit-sharing trusts or IRAs, investors should consider additional factors.

If investors are investing the assets of a pension, profit-sharing, 401(k), Keogh or other qualified retirement plan or the assets of an IRA in our common stock, they should satisfy themselves that, among other things:

•	their investment is consistent with their fiduciary obligations under ERISA and the Internal Revenue Code;

•	their investment is made in accordance with the documents and instruments governing investors plans or IRAs, including their plan’s investment policy;

•	their investment satisfies the prudence and diversification requirements of ERISA;

•	their investment will not impair the liquidity of the plan or IRA;

•	their investment will not produce UBTI for the plan or IRA;

•	they will be able to value the assets of the plan annually in accordance with ERISA requirements; and

•	their investment will not constitute a prohibited transaction under Section 406 of ERISA or Section 4975 of the Internal Revenue Code.

Item 1B. Unresolved Staff Comments.

We have no unresolved staff comments.

Item 2. Properties.

General

As of December 31, 2008, we owned 92 properties located in 5 states: Pennsylvania, Massachusetts, Florida, Ohio, and New Jersey.  All of these properties are freestanding, single-tenant properties 100% occupied with a weighted average remaining lease term of 12.6 years as of December 31, 2008.  In the aggregate, these properties represent approximately 713,000 rentable square feet.

The following table presents certain additional information about the 92 properties we own at December 31, 2008:

Seller / Property Name	Acquisition Date	No. of Buildings	Square Feet	Remaining Lease Term (1)	Net Operating Income (2)	Base Purchase Price (3)	Capitalization Rate (4)	Purchase Price (5)

Federal Express Distribution Center	March 2008	1	55,440	9.9	$729,000	$9,694,000	7.52%	$10,207,000
Harleysville National Bank Portfolio	March 2008	15	177,774	14.0	3,004,000	40,976,000	7.33%	41,676,000
Rockland Trust Company Portfolio	May 2008	18	121,057	12.6	2,530,000	32,188,000	7.86%	33,141,000
National City Bank	Sept. & Oct. 2008	2	8,403	20.1	547,000	6,664,000	8.21%	6,853,000
Rite Aid	September 2008	6	74,919	14.5	1,447,000	18,576,000	7.79%	18,839,000
PNC Bank Portfolio	November 2008	50	275,436	9.9	3,108,000	42,286,000	7.35%	44,628,000
Total		92	713,029	12.6	$11,365,000	$150,384,000	7.56%	$155,344,000
________________________

(1)	- Remaining lease term as of December 31, 2008, in years. If the portfolio has multiple locations with varying lease expirations, remaining lease term is calculated on a weighted-average basis.
(2)	- Annualized 2008 rental income less property operating expenses, as applicable.
(3)	- Contract purchase price excluding acquisition related costs.
(4)	- Net operating income divided by base purchase price.
(5)	- Base purchase price plus all acquisition related costs.

Seller / Property Name	Purchase Price (1)	Mortgage Debt (2)	Interest Rate		Leverage Ratio (3)

Federal Express Distribution Center	$10,207,000	$6,965,000	6.29%		68.2%
Harleysville National Bank Portfolio	41,676,000	31,000,000	6.59%		74.4%
Rockland Trust Company Portfolio	33,141,000	24,123,000	4.92	% (4)	72.8%
National City Bank	6,853,000	4,483,000	4.89	% (5)	65.4%
Rite Aid	18,839,000	12,808,000	6.97%		68.0%
PNC Bank Portfolio	44,628,000	33,363,000	5.25	% (6)	74.8%
Total (7)	$155,344,000	$112,742,000	5.79%		72.6%

Base rent increase (year 2)	0.89%
Investment grade tenants (based on rent) (S&P BBB- or better)	87.87%
________________________

(1)	- Base purchase price plus all acquisition related costs.
(2)	- Consists of first mortgage long-term debt only, exclusive of any short-term bridge equity, as applicable.
(3)	- Mortgage debt divided by purchase price.
(4)	- Variable based on 30-day Libor plus a spread of 1.375%. The REIT entered into a rate lock agreement to limit its interest rate exposure. The LIBOR floor and cap are 3.54% and 4.125%, respectively.
(5)
- Variable based on 30-day Libor plus a spread of 1.5%.  The REIT entered into a swap agreement with a rate of 3.565% and a notional amount of $384,732 and a rate lock agreement on a notional amount of $4,115,268 with a LIBOR floor and cap of 3.37% and 4.45%, respectively, in connection with the entering into the mortgage.

(6)	- Variable based on 30-day Libor plus a spread of 1.65%. The REIT entered into a swap agreement with a fixed rate of 3.60% for a notional amount of $33,300,000.
(7)	- Weighted-average, as applicable.

Future Lease Payments Table

The following table presents future minimum base rental payments due to us over the next ten years at the properties we own as of December 31, 2008:

2009	$10,926,309
2010	10,961,239
2011	11,016,640
2012	11,059,276
2013	11,120,472

Future Lease Expirations Table

The following is a summary of lease expirations for the next ten years:

Year	Expiring Revenues	Leases Expiring(1)	Square Feet	% of Gross Rev
2009	$–	–	–	–
2010	–	–	–	–
2011	–	–	–	–
2012	–	–	–	–
2013	–	–	–	–
2014	–	–	–	–
2015	–	–	–	–
2016	242,000	2	21,476	2.12%
2017	179,000	1	12,613	1.61%
2018	4,910,000	59	384,201	44.76%

(1)	The 62 leases listed above are with the following tenants: Fed Ex, Rockland Trust Company, PNC Bank and Rite Aid.

Item 3. Legal Proceedings.

We are not party to, and none of our properties are subject to, any material pending legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of our stockholders during the fourth quarter of 2008.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

No public market currently exists for our shares of common stock, and we currently have no plans to list our shares on a national securities exchange. Until our shares are listed, if ever, our stockholders may not sell their shares unless the buyer meets the applicable suitability and minimum purchase requirements. In addition, our charter prohibits the ownership of more than 9.8% of our stock, unless exempted by our board of directors. Consequently, there is the risk that our stockholders may not be able to sell their shares at a time or price acceptable to them.  Pursuant to the our offering, we are selling shares of our common stock to the public at a price of $10.00 per share and at $9.50 per share pursuant to our distribution reinvestment plan.

In order for Financial Industry Regulatory Authority (“FINRA”) members and their associated persons to participate in the offering and sale of shares of common stock pursuant to the offering, we are required pursuant to NASD Rule 2710(f)(2)(M) to disclose in each annual report distributed to stockholders a per share estimated value of the shares, the method by which it was developed and the date of the data used to develop the estimated value.  In addition, we prepare annual statements of estimated share values to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in our shares.  During our offering the value of the shares is deemed to be the offering price of $10.00 per share (without regard to purchase price discounts for certain categories of purchasers), as adjusted for any special distribution of net sales proceeds.  There is no public trading market for the shares at this time, and there can be no assurance that stockholders would receive $10.00 per share if such a market did exist and they sold their shares or that they will be able to receive such amount for their shares in the future.  Nor does this deemed value reflect the distributions that stockholders would be entitled to receive if our properties were sold and the sale proceeds were distributed upon liquidation of our Company.  Such a distribution upon liquidation may be less than $10.00 per share primarily due to the fact that the funds initially available for investment in properties were reduced from the gross offering proceeds in order to pay selling commissions and dealer manager fees, organization and offering expenses, and acquisitions and advisory fees.

Holders

As of February 27, 2009, we had 1,507,481 shares of common stock outstanding held by a total of 184 stockholders.

Distributions

We intend to elect and qualify as a REIT for federal income tax purposes commencing with our taxable year ended December 31, 2008.  As a REIT, we are required to distribute at least 90% of our REIT taxable income to our stockholders annually.  Our distributions are paid on a monthly basis as directed by our board of directors.  Monthly cash distributions are paid based on daily record and distribution declaration dates so our investors will be entitled to be paid distributions beginning on the day that they are admitted as stockholders.  All distributions are recorded to stockholders’ equity.  Since inception, income generated from operating cash flow has been sufficient to make distributions to stockholders.  From a tax perspective, 100% of the amounts distributed by us in 2008 represent a return of capital.  Accordingly, such distributions are deferred as it relates to being subject to income tax. In 2008, we made distributions aggregating approximately $445,000 to our stockholders, inclusive of shares issued pursuant to our distribution reinvestment plan.  As of December 31, 2008, cash used to pay our distributions was entirely generated from funds received from operating activities and fee waivers from our advisor.  Our distributions have not been paid from any other sources.  We have continued to pay distributions to our shareholders each month since our initial dividend payment.

Since March 2008, the declared distribution rate has been equal to a daily amount of $0.00178082191 per share of common stock, which is equivalent to an annual distribution rate of 6.5% assuming the share was purchased for $10.00. Effective January 2, 2009, our daily distribution rate has increased by 20 basis points, resulting in an annualized distribution rate of 6.7%.  Our board of directors will continue to evaluate our distribution levels on an ongoing basis.

The following table shows the distributions declared and paid for the year ended December 31, 2008:

	Distributions	Distributions
	Declared	Paid

1st Quarter	$—	$—
2nd Quarter	135,000	80,000
3rd Quarter	181,000	174,000
4th Quarter	199,000	191,000
2008 Total	$515,000	$445,000

Share-Based Compensation Plans

We have adopted a stock option plan under which our independent directors are eligible to receive annual nondiscretionary awards of nonqualified stock options. Our stock option plan is designed to enhance our profitability and value for the benefit of our stockholders by enabling us to offer independent directors stock-based incentives, thereby creating a means to raise the level of equity ownership by such individuals in order to attract, retain and reward such individuals and strengthen the mutuality of interests between such individuals and our stockholders.

We have authorized and reserved 1,000,000 shares of our common stock for issuance under our stock option plan. The board of directors may make appropriate adjustments to the number of shares available for awards and the terms of outstanding awards under our stock option plan to reflect any change in our capital structure or business, stock dividend, stock split, recapitalization, reorganization, merger, consolidation or sale of all or substantially all of our assets.

Our stock option plan provides for the automatic grant of a nonqualified stock option to each of our independent directors, without any further action by our board of directors or the stockholders, to purchase 3,000 shares of our common stock on the date of each annual stockholder’s meeting. The exercise price for all stock options granted under our stock option plan will be fixed at $10.00 per share until the termination of our initial public offering, and thereafter the exercise price for stock options granted to our independent directors will be equal to the fair market value of a share on the last business day preceding the annual meeting of stockholders. The term of each such option will be 10 years. Options granted to non-employee directors will vest and become exercisable on the second anniversary of the date of grant, provided that the independent director is a director on the board of directors on that date.

Notwithstanding any other provisions of our stock option plan to the contrary, no stock option issued pursuant thereto may be exercised if such exercise would jeopardize our status as a REIT under the Internal Revenue Code. The total number of options granted will not exceed 10% of the total outstanding shares at the time of grant. During the year December 31, 2008, unvested options to purchase 9,000 shares at $10.00 per share remained outstanding with a weighted average contractual remaining life of approximately 9.50 years. The expense required to be recorded by the Company was insignificant. The following table sets forth information regarding securities authorized for issuance under our stock option plan as of December 31, 2008:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)
	(a)	(b)	(c)
Equity Compensation Plans approved by security holders	9,000	$10.00	991,000
Equity Compensation Plans not approved by security holders	N/A	N/A	N/A
Total	9,000	$10.00	991,000

Use of Proceeds from Sales of Registered Securities and Unregistered Sales of Equity Securities

On January 25, 2008, our Registration Statement on Form S-11 (File No. 333-145949), covering a public offering of up to 150,000,000 shares of common stock, was declared effective under the Securities Act of 1933. The offering commenced on January 25, 2008 and is ongoing.  Shares are offered under our distribution reinvestment plan initially at $9.50 per share.

Through December 31, 2008, including shares sold through our distribution reinvestment plan, we had sold 1,276,814 shares for gross offering proceeds of $11.7 million. At December 31, 2008, we had incurred selling commissions, dealer manager fees and other organization and offering costs in the amounts set forth below. The dealer manager reallowed all of the selling commissions and a portion of the dealer manager fees to participating broker-dealers:

Type of Expense	Amount
Selling commissions and dealer manager fees	$199,000
Other organization and offering costs	2,289,000
Total expenses	$2,488,000

As of December 31, 2008, the net offering proceeds to us, after deducting the total expenses paid as described above, were $9.2 million including net offering proceeds from our distribution reinvestment plan of approximately $150,000. We have used the net proceeds from our ongoing initial public offering to purchase or fund $155.3 million of real estate investments, including $5.0 million in acquisition fees and closing costs.

During the year ended December 31, 2008, we did not sell any equity securities that were not registered under the Securities Act of 1933.

Share Repurchase Program

Our board of directors has adopted a Share Repurchase Program (“SRP”) that enables our stockholders to sell their shares to us in limited circumstances.  Our SRP permits investors to sell their shares back to us after they have held them for at least one year, subject to the significant conditions and limitations described below.

Our common stock is currently not listed on a national securities exchange and we will not seek to list our stock until such time as our independent directors believe that the listing of our stock would be in the best interest of our stockholders. In order to provide stockholders with the benefit of interim liquidity, stockholders who have held their shares for at least one year and who purchased their shares from us or received the shares through a non-cash transaction, not in the secondary market, may present all or a portion consisting of the holder’s shares to us for repurchase at any time in accordance with the procedures outlined below. At that time, we may, subject to the conditions and limitations described below, redeem the shares presented for repurchase for cash to the extent that we have sufficient funds available to us to fund such repurchase. We will not pay to our board of directors, advisor or its affiliates any fees to complete any transactions under our SRP.

During the term of the offering and any subsequent public offering of our shares, the purchase price per share will depend on the length of time investors have held such shares as follows: after one year from the purchase date — 96.25% of the amount they actually paid for each share; and after two years from the purchase date — 97.75% of the amount they actually paid for each share; and after three years from the purchase date — 100% of the amount they actually paid for each share; (in each case, as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our common stock). At any time we are engaged in an offering of shares, the per share price for shares purchased under our repurchase plan will always be equal to or lower than the applicable per share offering price. Thereafter, the per share purchase price will be based on the greater of $10.00 or the then-current net asset value of the shares as determined by our board of directors (as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our common stock). Our board of directors will announce any purchase price adjustment and the time period of its effectiveness as a part of its regular communications with our stockholders. Our board of directors shall use the following criteria for determining the net asset value of the shares: value of our assets (estimated market value) less the estimated market value of our liabilities, divided by the number of shares. The Board, with advice from the Advisor, (i) will make internal valuations of the market value of its assets based upon the current capitalization rates of similar properties in the market, recent transactions for similar properties acquired by the Company and any extensions, cancellations, modifications or other material events affecting the leases, changes in rents or other circumstances related to such properties, (ii) review internal appraisals prepared by the Advisor following standard commercial real estate appraisal practice and (iii) every three years or earlier, in rotation will have all of the properties appraised by an external appraiser. Upon the death or disability of a stockholder, upon request, we will waive the one-year holding requirement. Shares repurchased in connection with the death or disability of a stockholder will be repurchased at a purchase price equal to the price actually paid for the shares during the offering, or if not engaged in the offering, the per share purchase price will be based on the greater of $10.00 or the then-current net asset value of the shares as determined by our board of directors (as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our common stock). In addition, we may waive the holding period in the event of a stockholder’s bankruptcy or other exigent circumstances.

On November 12, 2008, the Company’s board of directors modified the SRP to fund purchases under the SRP, not only from the  DRIP, but also from operating funds of the Company. Accordingly, purchases under the SRP, subject to the terms of the SRP, may be funded from the proceeds from the sale of shares under the DRIP, from proceeds of the sale of shares in a public offering, and with other available allocated operating funds. However, purchases under the SRP by the Company will be limited in any calendar year to 5% of the weighted average number of shares outstanding during the prior year.

We will redeem our shares on the last business day of the month following the end of each quarter. Requests for repurchases must be received on or prior to the end of the quarter in order for us to repurchase the shares as of the end of the next month. Investors may withdraw their requests to have their shares repurchased at any time prior to the last day of the applicable quarter. Shares presented for repurchase will continue to earn daily distributions up to and including the repurchase date.

If we could not purchase all shares presented for repurchase in any quarter, based upon insufficient cash available and the limit on the number of shares we may redeem during any calendar year, we would attempt to honor repurchase requests on a pro rata basis; provided, however, that we may give priority to the redemption of a deceased or disabled stockholder’s shares. We will treat the unsatisfied portion of the repurchase request as a request for repurchase the following quarter. At such time, investors may then (1) withdraw their request for repurchase at any time prior to the last day of the new quarter or (2) without instructions to withdraw their request we will honor their request at such time, if, any, when sufficient funds become available. Such pending requests will generally be honored on a pro rata basis. We will determine whether we have sufficient funds available as soon as practicable after the end of each quarter, but in any event prior to the applicable payment date.

Our board of directors may choose to amend, suspend or terminate our SRP upon 30 days notice at any time. Additionally we will be required to discontinue sales of shares under the DRIP plan on the earlier of January 25, 2011, which is three years from the effective date of the offering, unless the offering is extended, or the date we sell all of the shares registered for sale under the DRIP, unless we file a new registration statement with the Securities and Exchange Commission and applicable states. Because the repurchase of shares will be partially funded with the net proceeds we receive from the sale of shares under the DRIP, the discontinuance or termination of the DRIP may adversely affect our ability to purchase shares under the SRP. We would notify investors of such developments: (i) in the annual or quarterly reports mentioned above, or (ii) by means of a separate mailing to investors, accompanied by disclosure in a current or periodic report under the Exchange Act. During the offering, we would also include this information in a prospectus supplement or post-effective amendment to the registration statement, as then required under federal securities laws.

Our share repurchase program is only intended to provide interim liquidity for stockholders until a liquidity event occurs, such as listing of the shares on the New York Stock Exchange or NASDAQ Stock Market, or our merger with a listed company. The SRP will be terminated if the shares become listed on a national securities exchange. We cannot guarantee that a liquidity event will occur.

The shares we purchase under our SRP will be cancelled and return to the status of unauthorized but unissued shares. We do not intend to resell such shares to the public unless such resale is first registered with the Securities and Exchange Commission under the Securities Act and under appropriate state securities laws or otherwise conducted in compliance with such laws.

During the year ended December 31, 2008, no shares were redeemed under our SRP.

Item 6. Selected Financial Data.

The following selected financial data as of and for the year ended December 31, 2008 and as of and for the period ended December 31, 2007 should be read in conjunction with the accompanying consolidated financial statements and related notes thereto and “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations” below:

Balance sheet data
	December 31,
	2008	2007
Total real estate investments, at cost	$164,770,631	$—
Total assets	164,942,451	938,157
Mortgage notes payable	112,741,810	—
Total short-term equity	30,925,959	—
Other notes payable	1,089,500	—
Intangible lease obligation, net	9,400,293	—
Total liabilities	163,183,128	738,657
Total stockholders’ equity	1,759,323	199,500

Operating data
	Year Ended December 31, 2008	For the Period from August 17, 2007 (date of inception) to December 31, 2007
Rental income	$5,546,363	$—

Expenses
Property management fees to affiliate	4,230	—
General and administrative	380,069	500
Depreciation and amortization	3,056,449	—
Total operating expenses	3,440,748	500
Operating income (loss)	2,105,615	(500)

Other income (expenses)
Interest expense	(4,773,593)	—
Interest income	2,905	—
Gains (losses) on derivative instruments	(1,617,711)	—
Total other expenses	(6,388,399)	—
Net loss	$(4,282,784)	$(500)
Other data
Funds from operations (1)(2)	$475,129	$—
Cash flows provided by (used in) operations	4,012,739	(200,000)
Cash flows used in investing activities	(97,456,132)	—
Cash flows provided by financing activities	94,330,261	200,000
Per share data
Net loss per common share - basic and diluted	$(5.16)	$—
Distributions declared per common share	$.65	$—
Weighted-average number of common shares outstanding, basic and diluted	829,578	—
___________________
(1) We consider funds from operations (“FFO”) a useful indicator of the performance of a REIT. Because FFO calculations exclude such factors as depreciation and amortization of real estate assets and gains or losses from sales of operating real estate assets (which can vary among owners of identical assets in similar conditions based on historical cost accounting and useful-life estimates), they facilitate comparisons of operating performance between periods and between other REITs in our peer group. Accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictability over time. Since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. As a result, we believe that the use of FFO, together with the required GAAP presentations, provide a more complete understanding of our performance relative to our peers and a more informed and appropriate basis on which to make decisions involving operating, financing, and investing activities. Other REITs may not define FFO in accordance with the current National Association of Real Estate Investment Trust’s (“NAREIT”) definition (as we do) or may interpret the current NAREIT definition differently than we do. Consequently, our presentation of FFO may not be comparable to other similarly titled measures presented by other REITs. See the below table providing the compilation of FFO.
(2) The FFO measurement is applicable for the nine months ended December 31, 2008.

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

Our calculation of FFO, which we believe is consistent with the calculation of FFO as defined by NAREIT, is presented in the following table for the applicable periods during the year ended December 31, 2008:

	Three Months Ended June 30,	Three Months Ended September 30,	Three Months Ended December 31,	Total
	2008	2008	2008	(3)

Net loss	$(454,369)	$(845,124)	$(2,641,442)	$(3,940,935)
Add:
Depreciation of real estate assets	616,517	717,410	1,056,442	2,390,369
Amortization of intangible lease assets	119,966	139,777	208,601	468,344
Mark-to market adjustment (1)	(196,816)	176,656	1,577,511	1,557,351
FFO	$85,298	$188,719	$201,112	$475,129

Dividends paid (2)	79,899	174,021	191,362	445,282

FFO coverage ratio	106.8%	108.4%	105.1%	106.7%
FFO payout ratio	93.7%	92.2%	95.2%	93.7%
___________________
(1) -	The Company excludes non-cash mark-to-market adjustments relating to its hedging activities from its FFO calculation.
(2) -	Includes shares issued under the DRIP.
(3) -	FFO is not applicable for the three months ended March 31, 2008, as no dividends were paid during such period. Total includes results relating to the period from April 1 to December 31, 2008.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the accompanying financial statements of American Realty Capital Trust, Inc. and the notes thereto. As used herein, the terms “we,” “our” and “us” refer to American Realty Capital Trust, Inc., a Maryland corporation, and, as required by context, American Realty Capital Operating Partnership, L.P., a Delaware limited partnership, which we refer to as the “Operating Partnership” and to their subsidiaries. American Realty Capital Trust, Inc. is externally managed by the Advisor.  The following information contains forward-looking statements, which are subject to risks and uncertainties. Should one or more of these risks or uncertainties materialize, actual results may differ materially from those expressed or implied by the forward-looking statements. Please see “Forward-Looking Statements” above for a description of these risks and uncertainties.

Overview

We are a Maryland corporation that will elect to be taxed as a real estate investment trust, or REIT, beginning with the taxable year ended December 31, 2008. On September 10, 2007, we filed a registration statement on Form S-11 with the SEC to offer a minimum of 750,000 shares and a maximum of 150,000,000 shares of common stock for sale to the public. The SEC declared the registration statement effective on January 25, 2008, at which time we launched our ongoing initial public offering. On March 11, 2008, we broke escrow in our ongoing initial public offering and then commenced our real estate operations. As of December 31, 2008, we issued 1,276,814 shares of common stock, including shares issued under our DRIP and 339,077 shares issued in connection with an acquisition in March 2008 - see Note 3 Real Estate Acquisitions. Total gross proceeds from these issuances were $11,720,112. As of December 31, 2008, the aggregate value of all share issuances and subscriptions outstanding was $14,829,622 based on a per share value of $10.00 (or $9.50 per share for shares issued under the DRIP). This amount includes stock subscriptions of $2,069,367 which are maintained at our third-party escrow agent, to be released when certain escrow requirements have been achieved. As of December 31, 2008, we had not redeemed any shares sold in our ongoing initial public offering pursuant to our share repurchase program. We are dependent upon the net proceeds from the offering to conduct our proposed operations.

We intend to use the proceeds of our ongoing initial public offering to acquire and manage a diverse portfolio of real estate properties consisting primarily of freestanding, single-tenant properties net leased to investment grade and other creditworthy tenants throughout the United States and Puerto Rico. We plan to own substantially all of our assets and conduct our operations through our Operating Partnership. We have no paid employees. Our advisor, American Realty Capital Advisors, LLC, conducts our operations and manages our portfolio of real estate investments.

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

Significant Accounting Estimates and Critical Accounting Policies

Our accounting policies have been established to conform with GAAP. The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If management’s judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied, thus, resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses.

The critical accounting policies outlined below will be employed with the preparation of our financial statements.

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

We review our portfolio on an on-going basis to evaluate the existence of any of the aforementioned events or changes in circumstances that would require us to test for recoverability. In general, our review of recoverability is based on an estimate of the future undiscounted cash flows expected to result from the property’s use and eventual disposition. These estimates consider factors such as expected future operating income, market and other applicable trends and residual value expected, as well as the effects of leasing demand, competition and other factors. If impairment exists due to the inability to recover the carrying value of a property, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property. We are required to make subjective assessments as to whether there are impairments in the values of our investments in real estate. These assessments have a direct impact on our net income because recording an impairment loss results in an immediate negative adjustment to net income.

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

We continually review receivables related to rent and unbilled rent receivables and determine collectability by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of a receivable is in doubt, we record an increase in our allowance for uncollectible accounts in our consolidated statements of operations.

Income Taxes

We will make an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code commencing with our taxable year ending December 31, 2008. If we qualify for taxation as a REIT, we generally will not be subject to federal corporate income tax to the extent we distribute our REIT taxable income to our stockholders, and so long as we distribute at least 90% of our REIT taxable income. REITs are subject to a number of other organizational and operational requirements. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property, and federal income and excise taxes on our undistributed income. We believe we are organized and operating in such a manner as to qualify to be taxed as a REIT for the taxable year ending December 31, 2008.

Results of Operations

Year Ended December 31, 2008

We commenced business operations in March 2008 when we acquired our initial real estate investment. During the year ended December 31, 2008, we purchased 92 real estate properties.  These real estate assets had an aggregate gross purchase price of approximately $155.3 million and contain approximately 713,000 rentable square feet:

Seller / Property Name	Acquisition Date	Purchase Price	Square Feet	Rental Income	Depreciation and Amortization	Interest Expense

Federal Express Distribution Center	March 2008	$10,207,000	55,440	599,863	$349,309	$365,574
Harleysville National Bank Portfolio	March 2008	41,676,000	177,774	2,414,375	1,365,457	2,337,506
Rockland Trust Company Portfolio	May 2008	33,141,000	121,057	1,679,643	888,223	1,418,671
National City Bank	Sept. & Oct. 2008	6,853,000	8,403	145,699	62,283	107,207
Rite Aid	September 2008	18,839,000	74,919	369,749	191,072	372,122
PNC Bank Portfolio	November 2008	$44,628,000	275,436	337,033	200,106	172,514
Total		155,344,000	713,029	5,546,363	$3,056,449	$4,773,593

The property operating results outlined below relate to the partial period we owned these investment assets during the period.

Rental Income

Rental income of approximately $5,546,000 was recognized during the year ended December 31, 2008. This rental income is derived from the leased properties we acquired during 2008.

Property Management Fees to Affiliate

Property management fees to affiliate of approximately $4,000 were incurred during the year ended December 31, 2008. Such fees represent amounts paid to our affiliated property manager, American Realty Capital Properties, LLC, to manage and lease our properties. American Realty Capital Properties, LLC has elected to waive (not defer) $102,000 of property management fees for the year ended December 31, 2008.

General and Administrative Expenses

General and administrative expenses of approximately $380,000 were incurred during the year ended December 31, 2008. The majority of such expenses include $174,000 of insurance expense amortization of our directors and officers’ insurance policy, $83,000 of board member compensation and $98,000 of professional fees.

Depreciation and Amortization Expense

Depreciation and amortization expense of approximately $3,056,000 was recognized during the year ended December 31, 2008. This expense relates to depreciation and amortization incurred from the properties we acquired during 2008.

Interest Expense

Interest expense of approximately $4,774,000 was recognized during the year ended December 31, 2008. Such amount relates to interest expense incurred on debt obligations assumed and/or borrowed to fund a portion of the properties we acquired during 2008.

Our property acquisitions during the year ended December 31, 2008 were financed in part with long-term obligations and short-term bridge equity investments as discussed in Note 7 to our consolidated financial statements. Our interest expense in future periods will vary based on our level of future borrowings, which will depend on the level of proceeds raised in the Offering, the cost of borrowings, and the opportunity to acquire real estate assets which meet our investment objectives.

Other Expense

During the year ended December 31, 2008, the Company recorded approximately $1,618,000 of losses related to marking its derivative instruments to market. This non-cash charge principally relates to an interest rate collar entered into to mitigate the potential impact of interest rate volatility on a mortgage note. This hedge investment does not qualify for hedge accounting under SFAS No. 133, requiring mark-to-market adjustments while the derivative is in-place.

Cash Flows for the Year Ended December 31, 2008

During the year ended December 31, 2008, net cash provided by operating activities was approximately $4,013,000. The level of cash flows provided by operating activities is affected by both the timing of interest payments and amount of borrowings outstanding during the period. It is also affected by the receipt of scheduled rent payments and disbursement of deposits required in connection with property acquisitions. Prepaid expenses and other assets increased by approximately $302,000 principally resulting from unbilled rent receivables recorded in accordance with straightline basis accounting, future acquisition costs, and the partial pre-funding of our Directors and Officers’ insurance policy. This amount is offset by the increase in accounts payable and accrued expenses of approximately $3,034,000, the majority of which relates to professional fees, accrued interest and finance coordination fees, as well as an increase in deferred rent and liabilities of approximately $782,000, primarily representing rent payments received in advance of the respective due date.

Net cash used in investing activities during the year December 31, 2008 totaled approximately $97,456,000 relating to investment properties acquired during the period.

Net cash provided by financing activities totaled approximately $94,330,000 during the year December 31, 2008. Such amount consisted primarily of net proceeds from mortgage notes payable, a convertible redeemable preferred equity, other notes payable, a bridge equity, our related party bridge equity facility, and our related party bridge equity revolver of approximately $61,969,000, $3,995,000, $1,090,000, $8,000,000, $8,477,000 and $6,500,000, respectively. During the period, we issued 1,276,814 shares of common stock which generated approximately $8,120,000 of gross proceeds, reduced by approximately $1,350,000 of related offering costs and commissions. Net cash of approximately $296,000 was used for shareholder dividends. Net cash was reduced by approximately $48,000 related to restricted cash.

Liquidity and Capital Resources

We expect to continue to raise capital through the sale of our common stock and to utilize the net proceeds from the sale of our common stock and proceeds from secured financings to complete future property acquisitions. As of December 31, 2008, we issued 1,276,814 shares of common stock, including shares issued under our DRIP and 339,077 shares issued in connection with an acquisition in March 2008 - see Note 3 Real Estate Acquisitions. Total gross proceeds from these issuances were $11,720,112. As of December 31, 2008, the aggregate value of all share issuances and subscriptions outstanding was $14,829,622 based on a per share value of $10.00 (or $9.50 per share for shares issued under the DRIP). This amount includes stock subscriptions of $2,069,367 which are maintained at our third-party escrow agent, to be released when certain escrow requirements have been achieved.

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

On November 5, 2008, the board of directors of approved an increase in its annual cash distribution from $.65 to $.67 per share. Based on a $10.00 share price, this 20 basis point increase, effective January 2, 2009, will result in an annualized distribution rate of 6.7%.

The Company, our Board of Directors and Advisor share a similar philosophy with respect to paying our dividend. The dividend should principally be derived from cash flows generated from real estate operations. During the year ended December 31, 2008, dividends paid totaled $445,284, inclusive of $149,725 of common shares issued under the DRIP. Our related party Advisor has agreed to waive certain fees during the current period which resulted in the Company’s FFO fully covering the dividends that were paid out during such period. These waived fees included asset management and property management of $733,086 and $101,815 respectively. In addition, the Advisor waived reimbursement it was entitled to during the period for organizational and offering expenses which totaled $175,802. If the Advisor had not agreed to waive the asset management fee, we would not have had sufficient cash to fund our distributions. Had this been the case, additional borrowings would have been incurred to fund our monthly distributions.  The fees and reimbursement that were waived relating to the activity during the year ended December 31, 2008 are not deferrals and accordingly, will not be paid by the Company.

The payment terms of our loan obligations vary. In general, principal and interest are payable monthly with all unpaid principal and interest due at maturity. Certain of our mortgage loans have initial payments of interest only but require principal repayment in subsequent years. Our loan agreements stipulate that we comply with specific reporting and financial covenants. As of December 31, 2008, we were in compliance with the debt covenants under our loan agreements.

Our Advisor may, with approval from our independent board of directors, seek to borrow short-term capital that, combined with secured mortgage financing, exceeds our targeted leverage ratio. Such short-term borrowings may be obtained from third-parties on a case-by-case basis as acquisition opportunities present themselves simultaneous with our capital raising efforts. We view the use of short-term borrowings as an efficient and accretive means of acquiring real estate in advance of raising equity capital. Accordingly, we can take advantage of buying opportunities as we expand our fund raising activities. As additional equity capital is obtained, these short-term borrowings will be repaid. Our leverage ratio approximated 73% (secured mortgage notes payable as a percentage of total real estate investments, at cost) as of December 31, 2008.

As of December 31, 2008, we had cash and cash equivalents of approximately $887,000, which we expect to be used primarily to invest in additional real estate, pay operating expenses and pay stockholder distributions.

Contractual Obligations

The following is a summary of our contractual obligations as of December 31, 2008:

		Payments Due During the Years Ending December 31
Contractual Obligations (1)	Total	2009	2010-2011	2012-2013	Thereafter
Mortgage notes payable	$112,741,810	$954,637	$2,867,407	$60,792,906	$48,126,860
Short-term bridge equity	3,953,796		3,953,796	—	—
Short-term convertible redeemable preferred equity	3,995,000	3,995,000	—	—	—
Related party bridge equity	6,500,000	6,500,000	—	—	—
Other notes payable	1,089,500		1,089,500	—	—
Short-term bridge equity investment	8,000,000	8,000,000	—	—	—
Related party bridge equity facility	8,477,163	8,477,163	—	—	—
	$144,757,269	$27,926,800	$7,910,703	$60,792,906	$48,126,860

(1)
Amounts include principal payments only. We incurred interest expense of approximately $4,639,000, excluding amortization of deferred financing costs, during the year ended December 31, 2008, and expect to incur interest in future periods on outstanding debt obligations.

(2)	We estimate that interest expense for the years 2009, 2010, 2011, 2012 and 2013 will be approximately $5,637,000, $6,119,000, $6,043,000, $5,970,620 and $5,559,000, respectively.

Election as a REIT

We will elect to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code commencing with our taxable year ending December 31, 2008. If we qualify for taxation as a REIT, we generally will not be subject to federal corporate income tax to the extent we distribute our REIT taxable income to our stockholders, and so long as we distribute at least 90% of our REIT taxable income. REITs are subject to a number of other organizational and operational requirements. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property, and federal income and excise taxes on our undistributed income. We believe we are organized and operating in such a manner as to qualify to be taxed as a REIT for the taxable year ended December 31, 2008.

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

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS No. 157”), which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under GAAP. As a result of SFAS No. 157 there is now a common definition of fair value to be used throughout GAAP. The FASB believes that the new standard will make the measurement of fair value more consistent and comparable and improve disclosures about those measures. The effective date of SFAS No. 157 is delayed for one year for certain nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Certain provisions of SFAS No. 157 are effective for us beginning in the first quarter of 2008. The adoption of SFAS No. 157 for financial assets and liabilities in the first quarter of 2008 did not have a material effect on our results of operations and financial position. We are currently evaluating the impact of adoption SFAS No. 157 for nonfinancial assets and liabilities, on its results of operations and financial position.

In February 2007, the FASB issued SFAS No. 159, “Fair Value Option for Financial Assets and Financial Liabilities,” (“SFAS No. 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective of SFAS No. 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 was effective for the Company beginning in the first quarter of 2008. The adoption of SFAS No. 159 did not have a material impact on our financial position, results of operations or cash flows in the first quarter of 2008.

In December 2007, the FASB issued SFAS No. 141, (revised 2007), “Business Combinations,” (“SFAS No. 141(R)”), which continues the evolution toward fair value reporting and significantly changes the accounting for acquisitions that close beginning in 2009, both at the acquisition date and in subsequent periods. SFAS No. 141(R) introduces new accounting concepts and valuation complexities, and many of the changes have the potential to generate greater earnings volatility after the acquisition. SFAS No. 141(R) applies to acquisitions on or after January 1, 2009 and will impact our reporting prospectively only by requiring acquisition costs to be expensed rather than capitalized.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51,” (“SFAS No. 160”), which requires companies to measure an acquisition of noncontrolling (minority) interest at fair value in the equity section of the acquiring entity’s balance sheet. The objective of SFAS No. 160 is to improve the comparability and transparency of financial data as well as to help prevent manipulation of earnings. The changes introduced by the new standards are likely to affect the planning and execution, as well as the accounting and disclosure, of merger transactions. The effective date to adopt SFAS No. 160 for us is January 1, 2009. The adoption of SFAS No. 160 is not expected to have a material effect on our results of operations and financial position.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” an amendment of FASB Statement No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 161”) requires entities to provide greater transparency about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, and how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. The statement is effective for financial statements issues for fiscal years and interim periods beginning after November 15, 2008, and is not expected to have a significant impact on the our results of operations, financial condition or liquidity.

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. 142-3, which amends the factors that must be considered in developing renewal or extension assumptions used to determine the useful life over which to amortize the cost of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” The FSP requires an entity to consider its own assumptions about renewal or extension of the term of the arrangement, consistent with its expected use of the asset, and is an attempt to improve consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141, “Business Combinations.” The FSP is effective for fiscal years beginning after December 15, 2008, and the guidance for determining the useful life of a recognized intangible asset must be applied prospectively to intangible assets acquired after the effective date. The FSP is not expected to have a significant impact on our results of operations, financial condition or liquidity.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). The statement is intended to improve financial reporting by identifying a consistent hierarchy for selecting accounting principles to be used in preparing financial statements that are prepared in conformance with generally accepted accounting principles. Unlike Statement on Auditing Standards (“SAS”) No. 69, “The Meaning of Present in Conformity With GAAP,” SFAS No. 162 is directed to the entity rather than the auditor. The statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (“PCAOB”) amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with GAAP,” and is not expected to have any impact on the our results of operations, financial condition or liquidity.

In June 2008, the FASB issued FSP Emerging Issues Task Force (EITF) No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” Under the FSP, unvested share-based payment awards that contain rights to receive nonforfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing EPS. The FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those years, and is not expected to have a significant impact on the our results of operations, financial condition or liquidity.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

The market risk associated with financial instruments and derivative financial instruments is the risk of loss from adverse changes in market prices or rates. Our market risk arises primarily from interest rate risk relating to variable-rate borrowings. To meet our short- and long-term liquidity requirements, we borrow funds at a combination of fixed and variable rates. Borrowings under our short-term bridge equity funds bear interest at fixed and variable rates. Our long-term debt, which consists of secured financings, typically bears interest at fixed rates. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, from time to time, we may enter into interest rate hedge contracts such as swaps, collars, and treasury lock agreements in order to mitigate our interest rate risk with respect to various debt instruments. We do not hold or issue these derivative contracts for trading or speculative purposes.

As of December 31, 2008, our debt included fixed-rate debt, with a carrying value of approximately $50.8 million and a fair value of approximately $43.7 million. Changes in market interest rates on our fixed-rate debt impact the fair value of the debt, but it has no impact on interest incurred or cash flow. For instance, if interest rates rise 100 basis points and our fixed rate debt balance remains constant, we expect the fair value of our debt to decrease, the same way the price of a bond declines as interest rates rise. The sensitivity analysis related to our fixed-rate debt assumes an immediate 100 basis point move in interest rates from their December 31, 2008 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed-rate debt by approximately $3.8 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed-rate debt by approximately $4.2 million.

As of December 31, 2008, our debt included variable-rate mortgage notes payable with a carrying value of $62.0 million. Interest rate volatility associated with this variable-rate mortgage debt has been mitigated by the use of hedge instruments.  The sensitivity analysis related to our variable-rate debt assumes an immediate 100 basis point move in variable interest rates with all other variables held constant. A 100 basis point increase or decrease in variable interest rates on our variable notes payable would increase or decrease our interest expense by approximately $0.5 million annually.

These amounts were determined by considering the impact of hypothetical interest rates changes on our borrowing costs, and, assume no other changes in our capital structure.

As the information presented above includes only those exposures that existed as of December 31, 2008, it does not consider exposures or positions arising after that date. The information represented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.

The tabular information required by this item is included in this report as part of Item 7 under the caption “Liquidity and Capital Resources.”

We do not have any foreign operations and thus we are not exposed to foreign currency fluctuations.

Item 8.  Financial Statements and Supplementary Data.

The information required by this Item 8 is hereby incorporated by reference to our Consolidated Financial Statements beginning on page F-1 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

              None.

Item 9A(T).  Controls and Procedures

Disclosure Controls and Procedures

In accordance with Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation and because of our failure to include the required disclosure of our controls and procedures in our quarterly reports on Form 10-Q for the quarterly filings during 2008, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of December 31, 2008, were not effective.  We have remedied this failure in the effectiveness of our disclosure controls and procedures by implementing additional controls and procedures designed to ensure that the disclosure provided by us meets the then-current requirements of the applicable filing made under the Securities Exchange Act of 1934, as amended.

No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the year ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended.

In connection with the preparation of our Form 10-K, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making that assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on its assessment, our management believes that, as of December 31, 2008, our internal control over financial reporting was effective based on those criteria. There have been no changes in our internal control over financial reporting that occurred during the year ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

We have adopted a Code of Ethics that apply to all of our executive officers and directors, including but not limited to, our principal executive officer and principal financial officer. A copy of our code of ethics may be obtained, free of charge, by sending a written request to our executive office – 405 Park Avenue – 15th Floor, New York, NY 10022, attention Chief Financial Officer.

The other information required by this Item is incorporated by reference from our 2009 Proxy Statement.

Item 11. Executive Compensation.

The information required by this Item is incorporated by reference from our 2009 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated by reference from our 2009 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated by reference from our 2009 Proxy Statement.

Item 14. Principal Accounting Fees and Services.

The information required by this Item is incorporated by reference from our 2009 Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	Financial Statement Schedules

See the Index to Financial Statements at page F-1 of this report.

The following financial statement schedule is included herein at page F-23 of this report:

Schedule III – Real Estate Assets and Accumulated Depreciation and Amortization

(b)	Exhibits

EXHIBIT INDEX

EXHIBITS

The following documents are filed as part of this annual report:

Exhibit No.	Description
1.1(2)	Form of Dealer Manager Agreement by and between American Realty Capital Trust, Inc. and Realty Capital Securities, LLC
1.2(2)	Form of Soliciting Dealers Agreement by and between Realty Capital Securities, LLC and the Soliciting Dealers
3.1(3)	Amended and Restated Charter of American Realty Capital Trust, Inc.
3.1(a)(5)	Articles of Amendment of American Realty Capital Trust, Inc.
3.2(1)	Bylaws of American Realty Capital Trust, Inc.
4.1(3)	Agreement of Limited Partnership of American Realty Capital Operating Partnership, L.P.
4.1(a)(7)	First Amendment to Agreement of Limited Partnership of American Realty Capital Operating Partnership, L.P.
4.2	Specimen Certificate for the Shares is not applicable because our board of directors has authorized the issuance of Shares of our stock without certificates
5(4)	Opinion of Proskauer Rose LLP as to the legality of the Shares being registered
5.1(4)	Opinion of Venable LLP
8(4)	Opinion of Proskauer Rose LLP as to tax matters
10.1(8)	Amended and Restated Escrow Agreement by and among American Realty Capital Trust, Inc., Boston Private Bank & Trust Company and Realty Capital Securities, LLC
10.2(2)	Form of Advisory Agreement by and among American Realty Capital Trust, Inc., American Realty Capital Operating Partnership, L.P. and American Realty Capital Advisers, LLC
10.3(1)	Form of Management Agreement, by and among American Realty Capital Trust, Inc., American Realty Capital Operating Partnership, L.P. and American Realty Capital Properties, LLC
10.3(a)(7)	First Amendment to Management Agreement
10.3(b)(7)	Second Amendment to Management Agreement
10.3(c)(10)	Third Amendment to Management Agreement
10.3(d)(10)	Fourth Amendment to Management Agreement
10.3(e)(10)	Fifth Amendment to Management Agreement
10.4(7)	Company’s Stock Option Plan
10.5(6)
Agreement of Assignment of Partnership Interests between American Realty Capital Operating Partnership, L.P. and American Realty Capital LLC, William M. Kahane, Nicholas S. Schorsch, Lou Davis and Peter and Maria Wirth dated March 5, 2008. - Federal Express Distribution Center

10.6(6)	Agreement of Assignment of Partnership Interests between American Realty Capital Operating Partnership, L.P. and Nicholas S. Schorsch dated March 12, 2008. - Harleysville National Bank Portfolio
10.7(8)	Limited Liability Company Agreement of American Realty Capital Equity Bridge, LLC dated August 20, 2008
10.8(a)(10)
Agreement for Transfer of Membership Interest between ARC Growth Fund I, LLC, and American Realty Capital Operating Partnership, L.P., dated September 16, 2008. (Transfer to the Operating Partnership of an indirect interest in National City portfolio. Amends exhibit previously filed as exhibit 10.8 to the Post-Effective Amendment No. 2 to Form S-11, dated September 3, 2008.)

10.8(b)(10)
Agreement for Transfer of Membership Interests between ARC Growth Fund I, LLC, and American Realty Capital Operating Partnership, L.P., dated September 16, 2008. (Transfer to the Operating Partnership of an indirect interest in National City portfolio. Amends exhibit previously filed as exhibit 10.8 to the Post-Effective Amendment No. 2 to Form S-11, dated September 3, 2008.)

10.9(a)(10)
Agreement of Assignment of Membership Interests by and among Milestone Partners Limited, and American Realty Capital Holdings, LLC, and American Realty Capital Operating Partnership, L.P., dated September 29, 2008. (Transfer to the Operating Partnership of an indirect interest in the Rite Aid portfolio).

10.9(b)(10)
Consent to Transfer Agreement among ARC RACADOH001, LLC, ARC RACAROH001, LLC, ARC RAELPOH001, LLC, ARC RALISOH001, LLC, ARC RACARPA001, LP, ARC RAPITPA001, LP, American Realty Capital Holdings, LLC, Milestone Partners Limited, American Realty Capital Operating Partnership, L.P., and Wells Fargo Bank, N.A., dates September 29, 2008. (Transfer of mortgage to Operating Partnership in the Rite Aid portfolio).

23.1(11)	Consent of Grant Thornton LLP
23.2(4)	Consent of Proskauer Rose LLP (included in Opinion of Proskauer Rose LLP in Exhibit 5)
23.3(4)	Consent of Venable LLP (included in Opinion of Venable LLP in Exhibit 5.1)
24(4)	Power of Attorney
31.1(11)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2(11)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(11)
Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”

(1)	Previously filed as an exhibit to Amendment No. 1 to the Registration Statement on Form S-11 that we filed with the Securities and Exchange Commission on November 20, 2007.

(2)	Previously filed as an exhibit to Amendment No. 3 to the Registration Statement on Form S-11 that we filed with the Securities and Exchange Commission on January 16, 2008.

(3)	Previously filed as an exhibit to Amendment No. 4 to the Registration Statement on Form S-11 that we filed with the Securities and Exchange Commission on January 22, 2008.

(4)	Previously filed as an exhibit to Amendment No. 5 to the Registration Statement on Form S-11 that we filed with the Securities and Exchange Commission on January 24, 2008.

(5)	Previously filed as an exhibit to Current Report on Form 8-K that we filed with the Securities and Exchange Commission on March 4, 2008.

(6)	Previously filed as an exhibit to Quarterly Report on Form 10-Q that we filed with the Securities and Exchange Commission on May 14, 2008.

(7)	Previously filed as an exhibit to Pre-Effective Amendment No. 1 to Post Effective Amendment No. 1 to Form S-11 that we filed with the Securities and Exchange Commission on June 3, 2008.

(8)	Previously filed as an exhibit to Pre-Effective Amendment No. 1 to Post Effective Amendment No. 2 to Form S-11 that we filed with the Securities and Exchange Commission on September 3, 2008.

(9)	Previously filed as an exhibit to the Form 10-Q that we filed with Securities and Exchange Commission on November 13, 2008.

(10)	Previously filed as an exhibit to Pre-Effective Amendment No. 2 to Post Effective Amendment No. 3 to Form S-11 that we filed with the Securities and Exchange Commission on February 18, 2009.

(11)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN REALTY CAPITAL TRUST, INC.

By:	/s/ NICHOLAS S. SCHORSCH NICHOLAS S. SCHORSCH CHIEF EXECUTIVE OFFICER AND CHAIRMAN OF THE BOARD OF DIRECTORS

Pursuant to the requirements of the Securities Act of 1933, as amended, this annual report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ Nicholas S. Schorsch Nicholas S. Schorsch	Chief Executive Officer and Chairman of the Board of Directors	March 3, 2009

/s/ William M. Kahane William M. Kahane	Chief Operating Officer and President	March 3, 2009

/s/ Brian S. Block Brian S. Block	Chief Financial Officer and Senior Vice President	March 3, 2009

/s/ Leslie D. Michelson Leslie D. Michelson	Independent Director	March 3, 2009

/s/ William G. Stanley William G. Stanley	Independent Director	March 3, 2009

/s/ Robert H. Burns Robert H. Burns	Independent Director	March 3, 2009

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Financial Statements

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of December 31, 2008 and 2007	F-3

Consolidated Statements of Operations for the Year ended
December 31, 2008 and the Period from August 17, 2007 (date of inception) to December 31, 2007	F-4

Consolidated Statement of Changes in of Stockholders’ Equity for the Year ended
December 31, 2008 and the Period from August 17, 2007 (date of inception) to December 31, 2007	F-5

Consolidated Statements of Cash Flows for the Year ended
December 31, 2008 and the Period from August 17, 2007 (date of inception) to December 31, 2007	F-6

Notes to Consolidated Financial Statements	F-7

Financial Statement Schedule

Schedule III – Real Estate and Accumulated Depreciation	F-23

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors

American Realty Capital Trust, Inc.

We have audited the accompanying consolidated balance sheets of American Realty Capital Trust, Inc. (a Maryland Corporation) and subsidiary (the Company) as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year ended December 31, 2008 and the period from August 17, 2007 (date of inception) to December 31, 2007. Our audits of the basic financial statements included the financial statement schedule listed in the index appearing under 15(a). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Realty Capital Trust, Inc. and subsidiary as of December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for the year ended December 31, 2008 and the period from August 17, 2007 (date of inception) to December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ GRANT THORNTON LLP
Philadelphia, Pennsylvania
March 2, 2009

AMERICAN REALTY CAPITAL TRUST, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2008	December 31, 2007
ASSETS
Real estate investments, at cost:
Land	$22,300,422	$—
Buildings, fixtures and improvements	126,022,191	—
Acquired intangible lease assets	16,448,018	—
Total real estate investments, at cost	164,770,631	—
Less accumulated depreciation and amortization	(3,056,449)	—
Total real estate investments, net	161,714,182	—

Cash	886,868	—
Restricted cash	47,937	—
Prepaid expenses and other assets	302,472	938,157
Deferred financing costs, net	1,990,992	—
Total assets	$164,942,451	$938,157

LIABILITIES AND STOCKHOLDERS’ EQUITY

Mortgage notes payable	$112,741,810	$—
Other notes payable	1,089,500	—
Short-term bridge equity funds:
Short-term bridge funds	11,953,796	—
Related party bridge facility	8,477,163	—
Related party bridge revolver	6,500,000	—
Short-term convertible redeemable preferred	3,995,000	—
Total short-term bridge funds	30,925,959	—

Below-market lease liabilities, net	9,400,293	—
Derivatives, at fair value	4,232,865	—
Due to affiliates	2,223,144	284,825
Accounts payable and accrued expenses	1,687,932	453,832
Deferred rent and other liabilities	781,538	—
Distributions payable	69,263	—
Investor contributions held in escrow	30,824	—
Total liabilities	163,183,128	738,657

STOCKHOLDERS’ EQUITY

Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value; 240,000,000 shares authorized, 1,276,814 and 20,000 shares issued and outstanding at December 31, 2008 and December 31, 2007, respectively	12,768	200
Additional paid-in capital	9,219,901	199,800
Accumulated other comprehensive loss	(2,675,515)	—
Accumulated deficit	(4,797,831)	(500)
Total stockholders’ equity	1,759,323	199,500
Total liabilities and stockholders’ equity	$164,942,451	$938,157

The accompanying notes are an integral part of these statements

AMERICAN REALTY CAPITAL TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2008	Period from August 17, 2007 (date of inception) to December 31, 2007

Rental income	$5,546,363	$—

Expenses
Property management fees to affiliate	4,230	—
General and administrative	380,069	500
Depreciation and amortization	3,056,449	—
Total operating expenses	3,440,748	500
Operating income (loss)	2,105,615	(500)

Other income (expenses)
Interest expense	(4,773,593)	—
Interest income	2,905	—
Losses on derivative instruments	(1,617,711)	—
Total other expenses	(6,388,399)	—
Net loss	$(4,282,784)	$(500)

Basic and diluted weighted average
common shares outstanding	711,524	—

Basic and diluted loss per share	$(6.02)	$—

The accompanying notes are an integral part of these statements

AMERICAN REALTY CAPITAL TRUST, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Year ended December 31, 2008 and Period from August 17, 2007 (date of inception) to December 31, 2007

	Common Stock
	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity

Balance, August 17, 2007	—	$—	$—	$—	$—	$—
Issuance of common stock	20,000	200	199,800	—	—	200,000
Net loss	—	—	—	—	(500)	(500)
Balance, December 31, 2007	20,000	200	199,800	—	(500)	199,500
Issuance of common stock	1,241,053	12,411	11,357,976	—	—	11,370,387
Offering costs, commissions and dealer manager fees	—	—	(2,487,443)	—	—	(2,487,443)
Common stock issued through dividend reinvestment program	15,761	157	149,568	—	—	149,725
Distributions declared	—	—	—	—	(514,547)	(514,547)
Designated derivatives, fair value adjustment	—	—	—	(2,675,515)	—	(2,675,515)
Net loss	—	—	—	—	(4,282,784)	(4,282,784)
Total comprehensive loss	—	—	—	—	—	(6,958,299)
Balance, December 31, 2008	1,276,814	$12,768	$9,219,901	$(2,675,515)	$(4,797,831)	$1,759,323

The accompanying notes are an integral part of these statements

AMERICAN REALTY CAPITAL TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

Cash flows from operating activities:	Year Ended December 31, 2008	For the Period from August 17, 2007 (date of inception) to December 31, 2007
Net loss	$(4,282,784)	$(500)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	2,534,394	—
Amortization of intangibles	522,055	—
Amortization of deferred finance costs	134,865	—
Accretion of below-market lease liability	(26,258)	—
Losses on derivative instruments	1,617,711	—
Changes in assets and liabilities:
Prepaid expenses and other assets	(302,472)	(938,157)
Accounts payable and accrued expenses	1,095,371	453,832
Due to affiliated entity	1,938,319	284,825
Deferred rent and other liabilities	781,538	—
Net cash provided by (used in) operating activities	4,012,739	(200,000)
Cash flows from investing activities:
Investment in real estate and related assets	(97,456,132)	—
Net cash used in investing activities	(97,456,132)	—

Cash flows from financing activities:
Proceeds from notes payable	62,311,402	—
Payments on notes payable	(342,857)	—
Proceeds from related party bridge facility	8,477,163	—
Proceeds from related party bridge revolver	6,500,000	—
Proceeds from short-term bridge funds	8,000,000	—
Proceeds from issuance of convertible redeemable preferred	3,995,000	—
Proceeds from other notes payable	1,089,500	—
Proceeds from issuance of common stock, net	6,769,405	200,000
Payments of deferred financing costs	(2,125,857)	—
Distributions paid	(295,558)	—
Restricted cash	(47,937)	—
Net cash provided by financing activities	94,330,261	—

Net increase in cash	886,868	—
Cash, beginning of period	—	—
Cash, end of period	$886,868	$—

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Debt assumed in real estate acquisitions	$50,773,265	$—
Short-term bridge funds assumed	$3,953,796	$—
Common share issuance in real estate acquisition	$3,051,695	$—
Investor contributions held in escrow	$30,824	$—
Non-cash acquisition costs	$78,367	$—
Common stock issued through dividend reinvestment plan	$149,725	$—
Reclassification of deferred offering costs	$938,157	$—

The accompanying notes are an integral part of these statements

AMERICAN REALTY CAPITAL TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

Note 1 — Organization

American Realty Capital Trust, Inc. (the “Company”), incorporated on August 17, 2007, is a newly formed Maryland corporation that intends to qualify as a real estate investment trust (“REIT”) for federal income tax purposes beginning with the taxable year ended December 31, 2008. On January 25, 2008, the Company commenced an initial public offering on a “best efforts” basis of up to 150,000,000 shares of common stock offered at a price of $10.00 per share, subject to certain volume and other discounts, pursuant to a Registration Statement on Form S-11 filed with the Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, as amended (the “Offering”). The Registration Statement also covered up to 25,000,000 shares available pursuant to the DRIP under which our stockholders may elect to have their distributions reinvested in additional shares of the Company’s common stock at the greater of $9.50 per share or 95% of the estimated value of a share of common stock. The Company sold 20,000 shares to American Realty Capital II, LLC (the “Sponsor”) on August 17, 2007, at $10.00 per share. As of December 31, 2008, the Company issued 1,276,814 shares of common stock, including shares issued under the DRIP and 339,077 shares issued in connection with an acquisition in March 2008 - see Note 3, Real Estate Acquisitions. Total gross proceeds from these issuances were $11,720,112. As of December 31, 2008, the aggregate value of all share issuances and subscriptions outstanding was $14,829,622 based on a per share value of $10.00 (or $9.50 per share for shares issued under the DRIP). This amount includes stock subscriptions of $2,069,367 which are maintained at the Company’s third-party escrow agent, to be released when certain escrow requirements have been achieved.

Substantially all of the Company’s business is conducted through American Realty Capital Operating Partnership, L.P. (the “OP”), a Delaware limited partnership. The Company is the sole general partner of and owns a 99.01% partnership interest in the OP. The Advisor, the Company’s affiliated advisor, is the sole limited partner and owner of 0.99% (minority interest) of the partnership interests of the OP. In March 2008, the OP issued to the Company 20,000 Operating Partnership units in exchange for $200,000. Additionally, in April 2008, the Advisor contributed $2,000 to the Operating Partnership in exchange for a 0.99% limited partner interest in the Operating Partnership. The limited partner interests have the right to convert Operating Partnerships units into cash or, at the option of the Company, an equal number of common shares of the Company, as allowed by the limited partnership agreement. The remaining rights of the limited partner interests are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the Operating Partnership’s assets.

The Company acquires and operates commercial properties. All such properties may be acquired and operated by the Company alone or jointly with another party. As of December 31, 2008, the Company owned 92 properties comprising approximately 713,000 square feet of freestanding, single tenant commercial space. As of December 31, 2008, these properties were 100% occupied. The Company may also acquire mortgages secured by real estate, with a view towards acquiring such real estate.

The Company is managed by the Advisor and American Realty Capital Properties, LLC, which serves as the Company’s property manager (the “Property Manager”). Realty Capital Securities, LLC (the “Dealer Manager”), an affiliate of the Sponsor, serves as the dealer manager of the Company’s Offering. These related parties receive compensation and fees for services related to the Offering and for the investment and management of the Company’s assets. These entities receive fees during the offering, acquisition, operational and liquidation stages. The compensation levels during the offering, acquisition and operational stages are discussed in Note 9 — Related Party Transactions and Arrangements.

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
December 31, 2008

Note 2 — Summary of Significant Accounting Policies

Basis of Accounting

The accompanying consolidated financial statements of the Company are prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, the OP.  Substantially all of the Company’s business activities are conducted through this subsidiary.  The OP consolidates various special purpose entities which hold interests in real estate investments.  All significant intercompany accounts and transactions have been eliminated in consolidation.

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
December 31, 2008

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

As of December 31, 2008 and 2007, acquired lease intangible assets consisted of above-market leases and in-place lease intangibles totaling $16,448,018 and $0, respectively, net of accumulated amortization of $522,055 and $0, respectively.  In addition, below-market lease liabilities totaled $9,400,293 and $0, net of accumulated amortization of $26,258 and $0, as of December 31, 2008 and 2007, respectively. Amortization expense is expected to be $1,396,488 for each of the next five years.

Restricted Cash

Restricted cash consists of maintenance, structural, and debt service reserves as of December 31, 2008.

Deferred Financing Costs

Deferred financing costs represent commitment fees, legal fees, and other third party costs associated with obtaining commitments for financing, which result in such financing. These costs are amortized over the terms of the respective financing agreements using the effective interest method. Unamortized deferred financing costs are expensed when the associated debt is refinanced or repaid before maturity.  Costs incurred in seeking financial transactions that do not close are expensed in the period in which it is determined that the financing will not close.

Share Repurchase Program

The Company has adopted a Share Repurchase Program (“SRP”) that enables stockholders to sell their shares to the Company in limited circumstances. On November 12, 2008, the board of directors approved certain modifications to this program. The SRP permits stockholders to sell their shares back to the Company after they have held them for at least one year, subject to the significant conditions and limitations described below.

AMERICAN REALTY CAPITAL TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

Additionally, on November 12, 2008, the Company’s board of directors modified the SRP to fund purchases under the SRP, not only from the DRIP, but also from operating funds of the Company. Accordingly, purchases under the SRP, subject to the terms of the SRP, may be funded from the proceeds from the sale of shares under the DRIP, from proceeds of the sale of shares in a public offering, and with other available allocated operating funds. However, purchases under the SRP by the Company will be limited in any calendar year to 5% of the weighted average number of shares outstanding during the prior year. The Company's board of directors may choose to amend, suspend or terminate the SRP upon 30 days notice at any time.

The shares purchased under the Company’s SRP will be cancelled and returned to the status of authorized but unissued shares. The Company does not intend to resell such shares to the public unless such resale is first registered with the Securities and Exchange Commission under the Securities Act and under appropriate state securities laws or otherwise conducted in compliance with such laws.

During the year ended December 31, 2008, no shares were redeemed under the SRP.

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

In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended and interpreted (“SFAS No. 133”), the Company measures each derivative instrument (including certain derivative instruments embedded in other contracts) at fair value and records such amounts in its consolidated balance sheets as either an asset or liability. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and the resulting designation.   Derivatives used to hedge the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges.   For derivatives designated as fair value hedges or for derivatives not designated as hedges, the changes in fair value of both the derivative instrument and the hedged item are recorded in earnings. For derivatives designated as cash flow hedges, the changes in the fair value of the effective portions of the derivative are reported in other comprehensive income and subsequently reclassified to earnings when the hedged transaction affects earnings. The ineffective portion of the changes in fair value of the derivative is recorded in earnings immediately.

AMERICAN REALTY CAPITAL TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

Investor contributions held in Escrow

The Company is currently engaged in a public offering of its common stock. Included in investor contributions held in escrow on the accompanying balance sheets is $30,824 of offering proceeds for which shares of common stock had not been issued as of December 31, 2008.

Revenue Recognition

Upon the acquisition of real estate, certain properties will have leases where minimum rent payments increase during the term of the lease. The Company will record rental revenue for the full term of each lease on a straightline basis. When the Company acquires a property, the term of existing leases is considered to commence as of the acquisition date for the purposes of this calculation. In accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements,” the Company will defer the recognition of contingent rental income, such as percentage rents, until the specific target that triggers the contingent rental income is achieved. Cost recoveries from tenants are included in tenant reimbursement income in the period the related costs are incurred, as applicable.

The Company’s revenues, which are derived primarily from rental income, include rents that each tenant pays in accordance with the terms of each lease reported on a straight-line basis over the initial term of the lease. Since many of the leases provide for rental increases at specified intervals, straight-line basis accounting requires the Company to record a receivable, and include in revenues, unbilled rent receivables that the Company will only receive if the tenant makes all rent payments required through the expiration of the initial term of the lease. The Company defers the revenue related to lease payments received from tenants in advance of their due dates.

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

Organization, Offering, and Related Costs

Organization and offering costs (other than selling commissions and the dealer manager fee) of the Company may be paid by the Advisor, the Dealer Manager or their affiliates on behalf of the Company. Such organization and offering costs include all expenses to be paid by the Company in connection with the Offering, including but not limited to (i) legal, accounting, printing, mailing, and filing fees; (ii)  escrow related fees; (iii) reimbursement of the Dealer Manager for amounts it may pay to reimburse the bona fide diligence expenses of broker-dealers; and (iv) reimbursement to the Advisor for the salaries of its employees and other costs in connection with preparing supplemental sales materials. Pursuant to the Advisory Agreement and the Dealer Manager Agreement, the Company is obligated to reimburse the Advisor or its affiliates, as applicable, for organization and offering costs paid by them on behalf of the Company, provided that the Advisor is obligated to reimburse the Company to the extent organization and offering costs (excluding selling commissions, the dealer manager fee and bona fide due diligence cost reimbursements) incurred by the Company in the Offering exceed 1.5% of gross offering proceeds.

AMERICAN REALTY CAPITAL TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

As a result, these costs are only a liability of the Company to the extent selling commissions, the dealer manager fee and other organization and offering costs do not exceed 15% of the gross proceeds of the Offering. Organization costs are expensed as incurred within general and administrative expenses, and offering costs, which include selling commissions and dealer manager fees, are charged to stockholders’ equity as such amounts are reimbursed from the gross proceeds of the Offering. During the year ended December 31, 2008, the Advisor waived reimbursement it was entitled to for organizational and offering expenses which totaled $175,802 - see Note 9, Related Party Transactions and Arrangements.

Share-Based Compensation

The Company has a stock-based incentive award plan for its directors. The Company accounts for this plan under SFAS No. 123R, “Share-Based Payment.” SFAS No. 123R also requires the tax benefits associated with these share-based payments to be classified as financing activities in the consolidated statements of cash flows, rather than as operating cash flows as required under previous regulations. For the year ended December 31, 2008, the Company had no significant compensation cost related to these stock options.

Income Taxes

The Company will make an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code commencing with the taxable year ending December 31, 2008. If the Company qualifies for taxation as a REIT, it generally will not be subject to federal corporate income tax to the extent it distributes its REIT taxable income to its stockholders, and so long as it distributes at least 90% of its REIT taxable income. REITs are subject to a number of other organizational and operational requirements. Even if the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed income. The Company is expected to be organized and operating in such a manner as to qualify to be taxed as a REIT for the taxable year ending December 31, 2008.

Per Share Data

Income (loss) per basic share of common stock is calculated by dividing net income (loss) by the weighted-average number of shares of common stock issued and outstanding during such period. Diluted income (loss) per share of common stock equals basic income (loss) per share of common stock as there were no potentially dilutive shares of common stock outstanding during the year ended December 31, 2008.

Reportable Segments

The Financial Accounting Standards Board (“FASB”) issued SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” (“SFAS No. 131”), which establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments. The Company’s investments in real estate generate rental revenue and other income through the leasing of properties, which comprised 100% of our total consolidated revenues for the year ended December 31, 2008. Although the Company’s investments in real estate will be geographically diversified throughout the United States, management evaluates operating performance on an individual property level. The Company’s operating properties have been aggregated into one reportable segment with activities related to investing in real estate.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS No. 157”), which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes. The FASB believes that the new standard will make the measurement of fair value more consistent and comparable and improve disclosures about those measures. The effective date of SFAS No. 157 is delayed for one year for certain nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Certain provisions of SFAS No. 157 were effective for the Company beginning in the first quarter of 2008. The adoption of SFAS No. 157 for financial assets and liabilities in the first quarter of 2008 did not have a material effect on the Company’s results of operations and financial position. The Company is currently evaluating the impact of adoption SFAS No. 157 for nonfinancial assets and liabilities, on its results of operations and financial position.

AMERICAN REALTY CAPITAL TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

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

AMERICAN REALTY CAPITAL TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

Note 3 — Real Estate Acquisitions

During the year ended December 31, 2008, the Company acquired 92 properties. The following table presents the allocation of the assets acquired and liabilities assumed during the period:

Real estate investments, at cost:
Land	$22,300,422
Buildings, fixtures and improvements	126,022,191
148,322,613

Acquired intangibles:
In-place leases	16,448,018
Below-market lease liabilities, net	(9,426,551)

Total assets acquired	155,344,080

Assumed obligations:
Mortgage notes	(50,773,265)
Short-term bridge funds	(3,953,796)
Investor contributions held in escrow	(30,824)
Other liabilities	(78,367)

Total liabilities assumed	(54,836,252)

Issuance of common shares	(3,051,696)

Cash paid	$97,456,132

AMERICAN REALTY CAPITAL TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

During the year ended December 31, 2008, the Company acquired the following properties:

Seller / Property Name	Acquisition Date	No. of Buildings	Square Feet	Remaining Lease Term (1)	Base Purchase Price (2)	Capitalization Rate (3)	Total Purchase Price (4)	Net Operating Income (5)

Federal Express Distribution Center	March 2008	1	55,440	9.9	$9,694,179	7.52%	10,206,496	$729,245
Harleysville National Bank Portfolio	March 2008	15	177,774	14.0	40,976,218	7.33%	41,675,721	3,003,838
Rockland Trust Company Portfolio	May 2008	18	121,057	12.6	32,188,000	7.86%	33,140,796	2,529,665
National City Bank	Sept. & Oct. 2008	2	8,403	20.1	6,663,786	8.21%	6,853,419	586,884
Rite Aid	September 2008	6	74,919	14.5	18,575,727	7.79%	18,839,392	1,446,843
PNC Bank Portfolio	November 2008	50	275,436	9.9	42,285,714	7.35%	44,628,256	3,107,554
Total		92	713,029	12.6	$150,383,624	7.56%	155,344,080	$11,368,229
________________________

(1)	- Remaining lease term as of December 31, 2008, in years. If the portfolio has multiple locations with varying lease expirations, remaining lease term is calculated on a weighted-average basis.
(2)	- Contract purchase price excluding acquisition related costs.
(3)	- Net operating income divided by base purchase price.
(4)	- Base purchase price plus all acquisition related costs.
(5)	- Annualized 2008 rental income less property operating expenses, as applicable.

Future Lease Payments Table

The following table presents future minimum base rental payments due to the Company over the next five years as of December 31, 2008:

2009	$10,926,309
2010	10,961,239
2011	11,016,640
2012	11,059,276
2013	11,120,472

AMERICAN REALTY CAPITAL TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

Note 4 — Mortgage Notes Payable

As of December 31, 2008, the Company had total mortgage and notes payable outstanding of $112,741,810. During the year ended December 31, 2008, the Company incurred, or assumed, the following mortgage notes payable in connection with the real estate acquisitions described in Note 3 above:

Property	Encumbered Properties	Outstanding Loan Amount	Effective Interest Rate		Interest Rate	Maturity

Federal Express Distribution Center	1	$6,965,000	6.29%		Fixed	September 2037

Harleysville National Bank Portfolio	15	31,000,000	6.59%	(1)	Fixed	January 2018
Rockland Trust Company Portfolio	18	24,122,796	4.92%	(2)	Variable	May 2013

National City Bank Portfolio	2	4,482,651	4.89%	(3)	Variable	September 2013

Rite Aid	6	12,808,265	6.97%		Fixed	September 2017

PNC	50	33,363,098	5.25%	(4)	Variable	November 2013
Total	92	$112,741,810

(1) -	The effective interest rate resets at the end of year five to the then current 5-year Treasury rate plus 2.25%, but in no event will be less than 6.5%.
(2) -
Variable based on 30-day LIBOR plus a spread of 1.375%.  The REIT limited its interest rate exposure by entering into a rate lock agreement with a LIBOR floor and cap of 3.54% and 4.125% (initial year), respectively.

(3) -
Variable based on 30-day Libor plus a spread of 1.5%.  The REIT entered into a swap agreement with a rate of 3.565% for a notional amount of $384,732 and a rate lock agreement on a notional amount of $4,115,268 with a LIBOR floor and cap of 3.37% and 4.45% in connection with the entering into the mortgage

(4) -	Fixed as a result of entering in a swap agreement for 3.6% plus a spread of 1.65% in connection with the entering into the mortgage.

In March 2008, the Company acquired a Federal Express Distribution center located in Pennsylvania from a related party - see Note 9. In connection with this transaction, the Company assumed a mortgage note obligation of $6,965,000, which bears interest at a fixed rate of 6.29%. This note is interest only through September 1, 2014 and then amortizes through September 1, 2037, with a final balloon payment due on such date.  This property was acquired in exchange for 342,502 shares of common stock valued at approximately $3,083,000, of which 339,077 shares were issued and outstanding as of December 31, 2008. The remainder of the shares is recorded as investor contributions held in escrow on the accompanying balance sheets and is expected to be issued within the next twelve months. The lease expires on November 30, 2018 and includes renewal options.

In March 2008, the Company acquired a fifteen building portfolio 100% leased to Harleysville National Bank from a related party - see Note 9. These properties are all located in Pennsylvania. In connection with this transaction, the Company assumed a mortgage note obligation of $31,000,000, which bears interest at a fixed effective rate of 6.59%. This note is interest only through January 1, 2011 and then amortizes through January 1, 2018, with a final balloon payment due on such date. In addition, the Company obtained short-term bridge equity of approximately $3,954,000. This bridge equity bears a fixed effective rate of 12.49% and is to be satisfied in January 2010. The Company obtained bridge equity of $4,000,000 from a principal of the Advisor in connection with this acquisition- see Note 7. The initial term of the master lease expires on December 31, 2022 and includes renewal options.

In May 2008, the Company acquired an eighteen building portfolio 100% leased to Rockland Trust Company. Independent Bank Corp. operates as the holding company for Rockland Trust Company. These properties are all located throughout Southeastern Massachusetts and Cape Cod. In connection with this transaction, the Company financed a portion of the purchase price with a mortgage note obligation of $24,412,500, which bears interest at 30 day LIBOR plus 1.375%. The Company entered into a rate lock agreement to limit its interest rate exposure. The LIBOR floor and cap are 3.54% and 4.125% (initial year), respectively. This note amortizes through May 1, 2013 on a 25-year schedule, with a final balloon payment due on such date. In addition, the Company funded a portion of the acquisition with short-term convertible redeemable preferred equity of $3,995,000. This preferred equity bears a fixed preferred rate of 14.27% and will be satisfied in April 2009. The Company also obtained bridge equity in the amount of $2,500,000 from two principals of the Advisor in connection with this acquisition - see Note 7. The lease expiration varies on a per property basis, expiring either on April 30, 2018 or April 30, 2023, with a weighted average initial term of 12.8 years, excluding renewal options.

The Company acquired 2 National City Bank branches located in Florida in September and October 2008, from a related party - see Note 10. In connection with these transactions, the Company financed a portion of the purchase price with a mortgage note obligation of $4,500,000, which bears interest at 30 day LIBOR plus 1.5%. The Company entered into a rate lock agreement to limit its interest rate exposure.  The LIBOR floor and cap are 3.37% and 4.45% (initial year), respectively for a notional contract amount of $4,115,000 and a fixed rate of 3.565% on a notional contract amount of $385,000. This note amortizes through September 16, 2013 on a 27-year schedule, with a final balloon payment due on such date. The Company obtained bridge equity of approximately $2,369,000 from a related party under an unsecured bridge equity facility in connection with this acquisition - see Note 7. The leases expire January 31, 2029 and February 28, 2029, excluding renewal options.

In September 2008, the Company acquired a six building portfolio 100% leased to Rite Aid from a related party - see Note 9. These properties are located in Ohio and Pennsylvania. In connection with this transaction, the Company assumed a mortgage note obligation of $12,808,265, which bears interest at a fixed effective rate of 6.97%. This note is interest only through November 6, 2012 and then amortizes through September 7, 2017, with a final balloon payment due on such date. The Company obtained bridge equity of approximately $6,108,000 from a related party under an unsecured bridge equity facility in connection with this acquisition - see Note 7. The lease expiration varies on a per property basis, expiring between December 2016 and October 2027, with a weighted average initial term of 14.8 years, excluding renewal options.

In November 2008, the Company acquired a fifty building portfolio 100% leased to PNC Bank. These properties are located in New Jersey, Ohio and Pennsylvania.  In connection with this transaction, the Company financed a portion of the purchase price with a mortgage note obligation of $33,398,902, which bears interest at 30 day LIBOR plus 1.65%. The Company entered into a rate lock agreement to limit its interest rate exposure on $33,300,000 of this loan obligation at a fixed rate of 3.6%. This note amortizes through October 15, 2013 on a 30-year schedule, with a final balloon payment due November 25, 2013. In addition, the Company funded a portion of the acquisition with short-term bridge equity of $8,000,000. This bridge equity has a rate equal to 30 day LIBOR plus 3% with a 7% cap, and will be satisfied in March 2009. The Company obtained additional financing from a group of individuals in the amount of $1,089,500.  These notes bear interest at 9% and are due December 13, 2011.  The leases expire November 30, 2018, excluding renewal options.  In addition, under the terms of the respective master lease agreement, subsequent to twelve-months following the acquisition date, the tenant has the right to terminate its lease in any two locations per calendar year upon at least one-year written notice of their election, if any.

Our sources of recourse financing generally require financial covenants, including restrictions on corporate guarantees, the maintenance of certain financial ratios (such as specified debt to equity and debt service coverage ratios) as well as the maintenance of a minimum net worth.

AMERICAN REALTY CAPITAL TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

The following table summarizes the scheduled aggregate principal repayments for the five years subsequent to December 31, 2008:

Total
2009	$954,637
2010	1,012,332
2011	1,855,075
2012	1,991,493
2003	58,801,463
2014 and thereafter	48,126,860
Total	$112,741,810

As of December 31, 2008, the Company was in compliance with the debt covenants under the loan agreements.

The estimated fair value of the Company’s derivative instruments was a liability of $4,232,865 as of December 31, 2008.  The Company did not have derivative instruments outstanding prior to April 2008.

AMERICAN REALTY CAPITAL TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

Note 5 — Fair Value of Financial Instruments

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties.  However, as of December 31, 2008, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives.  As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The following table presents information about the Company’s assets (including derivatives that are presented net) measured at fair value on a recurring basis as of December 31, 2008, aggregated by the level in the fair value hierarchy within with those instruments fall:

	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Balance as of December 31, 2008
Total derivatives, net	$—	$4,232,865	$—	$4,232,865

SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” requires disclosure of fair value information about financial instrument, whether or not recognized in the statement of financial condition, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based upon estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and the estimated future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. SFAS No. 107 excludes certain financial instruments and all non-financial instruments from our disclosure requirements. Accordingly, the aggregate fair value amounts do not represent the underlying value of the Company.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

Cash: The carrying amount of cash on hand is considered to be a reasonable estimate of fair value.

Accounts Payable: The carrying amount of accounts payable is considered to be a reasonable estimate of fair value.

Interest rate swap and collar agreements: These instruments are presented at fair value. The fair value was obtained from a third party valuation.

Mortgages notes payable: These instruments bear interest at fixed rates. The fair value was obtained by calculating the present value based on current market interest rates.

The carrying amounts of all other assets and liabilities approximate the fair value except as follows:

	December 31, 2008
	Carrying Amount	Fair Value
Financial liabilities:
Mortgage notes payable	$112,741,810	$105,617,656

Note 6 — Derivative Financial Instruments

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

As of December 31, 2008, the Company had several interest rate derivative contracts used to hedge interest rate exposure on its indebtedness. The Company had two interest rate collar contracts outstanding at December 31, 2008. At inception, there was no premium exchanged for these contracts and they effectively had a fair value equal to zero. The first collar contract, with an aggregate notional amount of $24,122,796 at December 31, 2008, established a ceiling and floor for the underlying variable rate at 8.125% and 3.54%, respectively. This contract was not able to be designated under SFAS No. 133 as it does not qualify for hedge accounting based on the results of the net written option test. As such, all changes in the fair value of the interest rate collar have been included in the Company’s statement of operations for the year ended December 31, 2008. The second collar contract with a notional amount of $4,115,268 set the ceiling and floor for the underlying rate at 4.85% and 3.37%, respectively. This contract does qualify for hedge accounting and is expected to be a highly effective cash flow hedge. As such, all fair value adjustments for the effective portion of the hedge will be reflected in accumulated other comprehensive income and the amount of ineffectiveness, if any, will be recorded in the statement of operations.

AMERICAN REALTY CAPITAL TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

As of December 31, 2008 the Company had two interest rate swap contracts. The first contract swaps the variable rate of one-month Libor for a fixed rate 3.565%. The second contract swaps one-month Libor for a fixed rate of 3.60%. Both contracts, with aggregate notional amounts of $367,383 and $33,228,604, qualify as effective cash flow hedges under SFAS No. 133. The fair value of these contracts is recorded on the balance sheet with the effective portion of the hedge recorded in other comprehensive income, and the amount of ineffectiveness, if any, is recorded in the statement of operations. For the year ended December 31, 2008, the change in net unrealized gains/losses on derivatives designated as cash flow hedges reported in accumulated other comprehensive loss was a $2,760,725 net loss. The change in net unrealized gains/losses on cash flow hedges reflect reclassification of $85,210 of net unrealized losses from accumulated other comprehensive income to interest expense during 2008. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable rate debt. During the next twelve months, the Company estimates that $919,088 will be reclassified as a reduction to interest expense.

The table below summarizes the aggregate notional amount and estimated net fair value of our derivative instruments as of December 31, 2008:

	Notional	Fair Value
Derivatives:
Interest rate swaps	$33,595,987	$(2,341,562)
Interest rate collar	28,238,064	(1,891,303)
Total	$61,834,051	$(4,232,865)

The following table summarizes by derivative instrument type the effect on income for the year ended December 31, 2008:

Type of Derivative	Amounts Reclassified to Earnings for Effective Hedges - Gains (Losses)	Amounts Reclassified to Earnings for Hedge Ineffectiveness - Gains (Losses)
Interest rate collar, not designated	$—	$(1,616,797)
Interest rate collar and swap, designated cash flow hedges	—	(914)
Total	$—	$(1,617,711)

Amounts reclassified to earnings associated with ineffective cash flow hedges are reported in other income and the fair value of these hedge agreements is included in derivatives, at fair value, liability as of December 31, 2008.

Note 7 — Short-Term Bridge Equity Funds

During the year ended December 31, 2008, the OP entered into an agreement with the principals of the Advisor whereby the OP can make use of unsecured equity financing from the principals up to $10 million from time-to-time as needed to provide short-term bridge equity relating to property acquisitions and for general working capital purposes. Such short-term bridge equity is expected to be satisfied within a six month period and will accrue at a commercially reasonable rate. In November 2008, the board approved an extension of the satisfaction period of an additional six months. In connection with the acquisition of the Harleysville National Bank and the Rockland Trust Company portfolios outlined in Note 4, the Company obtained bridge equity of $4,000,000 and $2,500,000 respectively, accruing a preferred rate of 8.0% and can be paid off without penalty.

During the year ended December 31, 2008, the REIT entered into an unsecured bridge equity facility with a related party, American Realty Capital Bridge, LLC (“ARC Bridge”), whereby the REIT can obtain up to $10,000,000 from time to time as needed to provide short-term equity financing relating to property acquisitions and for general working capital purposes - see Note 9 — Related-Party Transactions and Arrangements.

During the year ended December 31, 2008, the REIT obtained short-term convertible redeemable preferred equity and bridge equity investments of approximately $3,995,000 and $11,954,000 respectively, from unrelated third parties.  The bridge equity bears a fixed preferred rates of between 8.0% and 12.49% and is expected to be satisfied in the first quarter of 2009. The short-term convertible redeemable preferred equity of $3,995,000 bears a fixed preferred rate of 14.27% and will be satisfied in April 2009. Such amounts are non-recourse.

The Company expects the short-term bridge funds of $22,925,959 to be satisfied during 2009. Such amounts will be satisfied with proceeds from the Offering. The additional $8,000,000 of short-term bridge funds drawn as of December 31, 2008 was satisfied from proceeds received from the issuance of notes payable and an additional drawdown on the related party bridge equity revolver - see Note 14.

Note 8— Commitments and Contingencies

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

AMERICAN REALTY CAPITAL TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

Note 9 - Related-Party Transactions and Arrangements

Certain affiliates of the Company receive, and will continue to receive, fees and compensation in connection with the sale of the Company’s common stock, and the acquisition, management and sale of the assets of the Company. The Dealer Manager receives, and will continue to receive, a selling commission of up to 7.0% of gross offering proceeds before reallowance of commissions earned by participating broker-dealers. The Dealer Manager reallows, and intends to continue to reallow, 100% of commissions earned to participating broker-dealers. In addition, the Dealer Manager will receive up to 3.0% of the gross proceeds from the Offering, before reallowance to participating broker-dealers, as a dealer-manager fee. The Dealer Manager, in its sole discretion, may reallow all or a portion of its dealer-manager fee to such participating broker-dealers, based on such factors as the volume of shares sold by such participating broker-dealers and marketing support incurred as compared to those of other participating broker-dealers. No selling commissions or dealer-manager fees are paid to the Dealer Manager in respect of shares sold under the DRIP. During the year ended December 31, 2008, the Company paid $198,906 to the Dealer Manager for commissions and dealer manager fees, of which $13,368 was reallowed to participating broker-dealers. No dealer manager fees or commissions were paid during the period ended December 31, 2007.

All organization and offering expenses associated with the sale of the Company’s common stock (excluding selling commissions and the dealer-manager fee) are paid for by the Advisor or its affiliates and are reimbursed by the Company up to 1.5% of gross offering proceeds. The Advisor receives an acquisition and advisory fee of 1.0% of the contract purchase price of each acquired property and will be reimbursed for acquisition costs incurred in the process of acquiring properties, but not to exceed 0.5% of the contract purchase price. In no event will the total of all fees and acquisition expenses payable with respect to a particular property or investment exceed 4.0% of the contract purchase price. During the year ended December 31, 2008, the Company paid the Advisor $1,507,369 for acquisition related services. Such costs were capitalized as part of the total acquisition price. No organizational and offering expenses were incurred or paid during the year ended December 31, 2008 and the period ended December 31, 2007.  During 2008 the Advisor was entitled to $175,802 of reimbursement related to organization and offering expenses. Such expense reimbursement was waived (not deferred) by the Advisor during the year ended December 31, 2008.

AMERICAN REALTY CAPITAL TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

The Advisor receives a financing coordination fee equal to 1.0% of the amount available under such financing. During the year ended December 31, 2008, the Company incurred finance coordination fees of $1,131,015 paid to its affiliated Advisor. The Company did not incur finance coordination fees during the period ended December 31, 2007.

The Company pays its affiliated Property Manager fees for the management and leasing of the Company’s properties. Such fees equal 2.0% of gross revenues from the Company’s single tenant properties and 4.0% of the gross revenues from its multi-tenant properties, plus reimbursement of the Property Managers’ costs of managing the properties. In the event that the Property Manager assists a tenant with tenant improvements, a separate fee may be charged to the tenant by the Property Manager at a fee not to exceed 5.0% of the cost of such tenant improvements. The Property Manager will be paid leasing commissions at prevailing market rates and may also receive a fee for the initial leasing of newly constructed properties, which generally would equal one month’s rent. The aggregate of all property management and leasing fees paid to affiliates plus all payments to third parties will not exceed the amount that other nonaffiliated management and leasing companies generally charge for similar services in the same geographic location. The Property Manager may subcontract its duties for a fee that may be less than the fee provided for in the property management agreement. During the year ended December 31, 2008, the Company paid the Property Manager $4,230 for property management fees. The Property Manager elected to waive (not defer) its management fee for nine months ended December 31, 2008, which totaled $101,815. The Company did not incur property management fees for the period ended December 31, 2007.

The Company pays the Advisor an annualized asset management fee of 1.0% based on the aggregate contract purchase price of all properties. The asset management fee is payable quarterly in advance on the first day of the month following the end of each calendar quarter end. The Advisor has elected to waive (not defer) its asset management fee for the year ended December 31, 2008, which totaled $733,086. The Company did not incur asset management fees for the period ended December 31, 2007.

If the Advisor or its affiliates provides a substantial amount of services, as determined by the Company’s independent directors, in connection with the sale of property, the Company will pay the Advisor a brokerage commission not to exceed the lesser of one-half of a reasonable, customary and competitive real estate commission or 3.0% of the contract price for the property sold, inclusive of any commission paid to outside brokers provided, however, in no event may the real estate commissions paid to the Advisor, its affiliates or unaffiliated third-parties exceed 6% of the contract price. In addition, after investors have received a return of their net capital contributions and a 6.0% annual cumulative, non-compounded return, then the Advisor is entitled to receive 15.0% of remaining net sale proceeds. The Company did not pay any fees or amounts to the Advisor relating to the sale of properties for the year ended December 31, 2008 or the period ended December 31, 2007.

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

 The Company may reimburse the Advisor for all expenses it paid or incurred in connection with the services provided to the Company, subject to the limitation that the Company does not reimburse for any amount by which its operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of (i) 2.0% of average invested assets, or (ii) 25% of net income other than any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of assets for that period. The Company will not reimburse for personnel costs in connection with services for which the Advisor receives acquisition fees or real estate commissions. During the year ended December 31, 2008, the Company did not reimburse the Advisor for any such costs. There were no such reimbursements for the period ended December 31, 2007.

During the year ended December 31, 2008, the OP entered into an agreement with the principals of the Advisor whereby the OP can obtain bridge equity from the principals up to $10,000,000 from time-to-time as needed to provide short-term bridge equity relating to property acquisitions or for general working capital purposes. Such bridge equity needs to be satisfied within a six month period and will accrue a preferred rate at 8.0%. In November 2008, the board approved an extension of the repayment period of an additional six months. In connection with the acquisition of the Harleysville National Bank and the Rockland Trust Company portfolios outlined in Note 3, the Company obtained bridge equity of $4,000,000 and $2,500,000 respectively, accruing a preferred rate at an annual rate of 8.0%. Such bridge equity can be paid off, at any time, without penalty. During the year ended December 31, 2008, the Company incurred related party interest expense of $392,330. As of December 31, 2008, $44,165 remained unpaid and is included in due to affiliates in the accompanying balance sheets. During the period ended December 31, 2007, no related party interest was incurred.

During the year ended December 31, 2008, the REIT entered into an unsecured bridge equity facility with a related party, American Realty Capital Bridge, LLC (“ARC Bridge”), whereby the REIT can obtain bridge equity of up to $10,000,000 from time-to-time as needed to provide short-term bridge equity relating to property acquisitions and for general working capital purposes. ARC Bridge is a 50% joint venture between the Sponsor and an unrelated third party. Bridge equity from this facility accrue at an annual rate of 30 day LIBOR plus 5%, with a floor of 8%. This facility was used for certain acquisitions during the year ended December 31, 2008. The bridge equity relating to the National City Bank and Rite Aid acquisitions were $2,369,223 and $6,107,940, respectively. These bridge equity funds are due one year from the investment date and can be satisfied at any time without penalty - See Note 7. The related rate on such short-term bridge equity was 8.11% for both the National City Bank and Rite Aid acquisitions, as of December 31, 2008. The Company incurred expense on these short-term bridge funds of $185,857 for the year ended December 31, 2008. As of December 31, 2008, $8,424 remained unpaid and is included in due to affiliates in the accompanying balance sheets.

AMERICAN REALTY CAPITAL TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

At December 31, 2008 and December 31, 2007, the Company had approximately $2,223,000 and $285,000, respectively, due to affiliates, which is included in due to affiliates in the accompanying consolidated balance sheets and is payable primarily to the Advisor.

The Company acquired 24 properties in five separate transactions during the year ended December 31, 2008 from related parties. A Federal Express distribution center was acquired on March 5, 2008. A sale leaseback transaction involving 15 properties 100% occupied by Harleysville National Bank occurred on March 12, 2008. The Company acquired two National City Bank branches in separate transactions on September 16, 2008 and October 23, 2008 and a portfolio of six Rite Aid locations was acquired on September 29, 2008. These acquisitions were approved by the Company’s Board of Trustees; with two inside directors abstaining because the acquisition was an affiliated transaction. The Company acquired these assets at sellers’ cost, which did not exceed the fair market value of the properties as determined by a qualified independent appraiser.

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

Note 11 — Share-Based Compensation

The Company has a stock option plan (the “Plan”), which authorizes the grant of nonqualified stock options to the Company’s independent directors, subject to the absolute discretion of the board of directors and the applicable limitations of the Plan. The Company intends to grant options under the Plan to each qualifying director annually. The exercise price for all stock options granted under the Plan will be fixed at $10.00 per share until the termination of our initial public offering, and thereafter the exercise price for stock options granted to our independent directors will be equal to the fair market value of a share on the last business day preceding the annual meeting of stockholders. As of December 31, 2008, the Company had granted options to purchase 9,000 shares at $10.00 per share, each with a two year vesting period. A total of 1,000,000 shares have been authorized and reserved for issuance under the Plan. The Company accounts for the issuance of stock options under SFAS No. 123R, “Share-Based Payment,” which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including stock options related to the Plan, based on estimated fair values.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The following assumptions were used in the determination of fair value: expected life of 10 years; discount rate of 3.83%; volatility of 5.0%; dividend yield of 6.5%.

During the year ended December 31, 2008 no options were forfeited, became vested, or were exercised. As of December 31, 2008, unvested options to purchase 9,000 shares at $10.00 per share remained outstanding with a weighted average contractual remaining life of approximately 9.0 years. The total compensation charge relating to these option grants under SFAS No. 123R is immaterial.

Note 12 — Net Loss Per Share

The following is a summary of the basic and diluted net loss per share computation for the year ended December 31, 2008:

Net loss	$(4,282,784)
Total weighted average common shares outstanding	829,578
Loss per share	$(5.16)

The Company intends to grant options under its Stock Option Plan (“the Plan”) to each qualifying director annually. The exercise price for all stock options granted under the Plan will be fixed at $10.00 per share until the termination of the Company’s initial public offering, and thereafter the exercise price for stock options granted to the independent directors will be equal to the fair market value of a share on the last business day preceding the annual meeting of stockholders. For the year ended December 31, 2008 and the period ended December 31, 2007, no options were granted to independent directors.

As of December 31, 2008, 9,000 antidilutive stock options were outstanding.

AMERICAN REALTY CAPITAL TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

Note 13 - Quarterly Results (Unaudited)

Presented below is a summary of the unaudited quarterly financial information for the year ended December 31, 2008:

Quarters ended	March 31	June 30	September 30	December 31

Rental revenue	$214,426	$1,348,082	$1,593,871	$2,389,984
Net loss	(341,850)	(454,369)	(845,124)	(2,641,441)
Weighted average shares outstanding	134,013	860,102	1,101,127	1,215,844
Basic and diluted loss per share	$(2.55)	$(0.53)	$(0.77)	$(2.17)

Note 14 — Subsequent Events

As of February 27, 2009, the Company had issued 1,533,841 shares of common stock, including shares issued under the DRIP 339,077 shares issued in connection with an acquisition in March 2008 - see Note 3 Real Estate Acquisitions. Total gross proceeds from these issuances were $15,329,317. As of February 27, 2009, the aggregate value of all share issuances and subscriptions outstanding was $17,398,683 based on a per share value of $10.00 (or $9.50 per share for shares issued under the DRIP). This amount includes stock subscriptions of $2,069,367 which are maintained at the Company’s third-party escrow agent, to be released when certain escrow requirements have been achieved. As of February 27, 2009, approximately $1.4 billion (140 million shares) remained available for sale to the public under the Offering, exclusive of shares available under the DRIP.

On March 2, 2009, the Company satisfied $8,000,000 of short-term bridge equity funds. Such amount was funded by the issuance of notes payable of approximately $6,834,000 and an additional draw from availability under our related party bridge revolver of $1,166,000. The notes payable mature on December 15, 2011, subject to certain extension rights, as defined.

Real Estate and Accumulated Depreciation
Schedule III
December 31, 2008

				Initial Costs			Gross amount
		Acquisition	Encumbrances at		Building and	Adjustments	Carried at	Accumulated
City	State	Date	December 31, 2008	Land	Improvements	to Basis	December 31, 2008	Depreciation

Snow Shoe	PA	3/5/2008	$6,965,000	$1,412,110	$7,930,187	$-	$9,342,297	$(284,332)
Harleysville	PA	3/12/2008	10,031,873	1,852,689	10,426,806	-	12,279,495	(373,846)
Lansdale	PA	3/12/2008	1,367,581	251,098	1,422,887	-	1,673,985	(51,017)
Lansdale	PA	3/12/2008	1,211,138	224,499	1,257,992	-	1,482,491	(45,104)
Lansford	PA	3/12/2008	1,516,827	278,500	1,578,169	-	1,856,669	(56,584)
Lehighton	PA	3/12/2008	746,603	137,082	776,796	-	913,878	(27,851)
Limerick	PA	3/12/2008	1,264,963	232,256	1,316,119	-	1,548,375	(47,189)
Palmerton	PA	3/12/2008	2,476,903	454,777	2,577,071	-	3,031,848	(92,399)
Sellersville	PA	3/12/2008	868,503	159,463	903,626	-	1,063,089	(32,399)
Skippack	PA	3/12/2008	1,141,913	209,664	1,188,093	-	1,397,757	(42,598)
Slatington	PA	3/12/2008	889,893	163,391	925,881	-	1,089,272	(33,197)
Springhouse	PA	3/12/2008	3,043,746	560,979	3,164,713	-	3,725,692	(113,468)
Summit Hill	PA	3/12/2008	1,336,635	245,416	1,390,689	-	1,636,105	(49,862)
Walnutport	PA	3/12/2008	1,269,444	233,079	1,320,782	-	1,553,861	(47,356)
Wyomissing	PA	3/12/2008	1,156,006	212,251	1,202,756	-	1,415,007	(43,124)
Slatington	PA	3/12/2008	2,677,972	491,695	2,786,273	-	3,277,968	(99,900)
Brockton	MA	5/2/2008	466,601	87,832	497,717	-	585,549	(14,276)
Chatham	MA	5/2/2008	1,094,344	205,998	1,167,322	-	1,373,320	(33,483)
Hull	MA	5/2/2008	503,049	94,693	536,596	-	631,289	(15,391)
Hyannis	MA	5/2/2008	1,725,208	324,751	1,840,256	-	2,165,007	(52,785)
Middleboro	MA	5/2/2008	2,530,463	478,456	2,697,086	-	3,175,542	(77,362)
Orleans	MA	5/2/2008	999,086	188,067	1,065,711	-	1,253,778	(30,568)
Randolph	MA	5/2/2008	1,119,599	210,752	1,194,261	-	1,405,013	(34,256)
Centerville	MA	5/2/2008	824,251	155,156	879,218	-	1,034,374	(25,219)
Duxbury	MA	5/2/2008	969,280	182,456	1,033,918	-	1,216,374	(29,656)
Hanover	MA	5/2/2008	964,492	181,555	1,028,810	-	1,210,365	(29,510)
Middleboro	MA	5/2/2008	673,713	126,819	718,641	-	845,460	(20,613)
Pembroke	MA	5/2/2008	1,130,364	212,778	1,205,744	-	1,418,522	(34,585)
Plymouth	MA	5/2/2008	3,766,821	714,062	4,013,017	-	4,727,079	(115,107)
Rockland	MA	5/2/2008	2,977,026	562,517	3,173,428	-	3,735,945	(91,025)
Rockland	MA	5/2/2008	1,283,825	241,666	1,369,439	-	1,611,105	(39,280)
S. Yarmouth	MA	5/2/2008	1,158,156	218,010	1,235,389	-	1,453,399	(35,435)
Scituate	MA	5/2/2008	923,933	173,920	985,547	-	1,159,467	(28,269)
West Dennis	MA	5/2/2008	1,012,585	190,608	1,080,114	-	1,270,722	(30,982)
Palm Coast	FL	9/16/2008	2,054,548	426,601	2,417,408	-	2,844,009	(34,670)
Pompano Beach	FL	10/23/2008	2,428,103	518,871	2,940,267	-	3,459,138	(21,084)
Lisbon	OH	9/29/2008	1,090,000	204,709	1,160,018	-	1,364,727	(12,478)
East Liverpool	OH	9/29/2008	1,630,000	305,036	1,728,535	-	2,033,571	(18,593)
Carrollton	OH	9/29/2008	1,730,000	324,734	1,825,993	-	2,150,727	(19,641)
Cadiz	OH	9/29/2008	1,240,000	232,443	1,317,175	-	1,549,618	(14,168)
Carlisle	PA	9/29/2008	3,007,738	637,225	3,596,776	-	4,234,001	(38,688)
Pittsburgh	PA	9/29/2008	4,110,527	865,771	4,906,035	-	5,771,806	(52,771)
Bloomfield	NJ	11/25/2008	605,612	125,721	712,420	-	838,141	(2,554)
Cedar Grove	NJ	11/25/2008	955,030	198,258	1,123,461	-	1,321,719	(4,028)
Clementon	NJ	11/25/2008	949,363	197,082	1,116,795	-	1,313,877	(4,004)
Clifton	NJ	11/25/2008	448,238	93,051	527,291	-	620,342	(1,891)
Dayton	NJ	11/25/2008	829,198	172,136	975,437	-	1,147,573	(3,497)
Deptford	NJ	11/25/2008	665,461	138,145	782,824	-	920,969	(2,807)
Dunellen	NJ	11/25/2008	755,450	156,826	888,683	-	1,045,509	(3,186)
East Brunswick	NJ	11/25/2008	831,566	174,753	976,098	-	1,150,851	(3,500)
Fairfield	NJ	11/25/2008	1,288,693	267,524	1,515,970	-	1,783,494	(5,435)
Fanwood	NJ	11/25/2008	804,828	167,077	946,770	-	1,113,847	(3,395)
Garfield	NJ	11/25/2008	917,311	190,428	1,079,090	-	1,269,518	(3,869)
Glen Ridge	NJ	11/25/2008	581,961	120,811	684,597	-	805,408	(2,455)
Haddonfield	NJ	11/25/2008	715,400	148,512	841,570	-	990,082	(3,017)
Kearny	NJ	11/25/2008	698,007	144,902	821,109	-	966,011	(2,944)
Mahwah	NJ	11/25/2008	614,546	127,576	722,929	-	850,505	(2,592)
Martinsville	NJ	11/25/2008	1,092,373	226,769	1,285,027	-	1,511,796	(4,607)
Millstone	NJ	11/25/2008	602,513	125,078	708,774	-	833,852	(2,541)
Mountain Lakes	NJ	11/25/2008	716,172	148,673	842,478	-	991,151	(3,021)
Northvale	NJ	11/25/2008	632,539	131,311	744,095	-	875,406	(2,668)
Orange	NJ	11/25/2008	762,456	158,281	896,924	-	1,055,205	(3,216)
Parlin	NJ	11/25/2008	816,238	169,446	960,191	-	1,129,637	(3,443)
Paterson	NJ	11/25/2008	666,911	138,446	784,530	-	922,976	(2,813)
Paterson	NJ	11/25/2008	434,981	90,299	511,696	-	601,995	(1,835)
Pompton Plains	NJ	11/25/2008	434,249	90,147	510,834	-	600,981	(1,832)
Raritan	NJ	11/25/2008	1,010,712	209,817	1,188,964	-	1,398,781	(4,263)
Somerville	NJ	11/25/2008	856,251	179,877	1,005,136	-	1,185,013	(3,604)
Tenafly	NJ	11/25/2008	636,040	132,038	748,214	-	880,252	(2,683)
Trenton	NJ	11/25/2008	1,000,509	207,699	1,176,961	-	1,384,660	(4,220)
Vineland	NJ	11/25/2008	568,272	120,095	666,369	-	786,464	(2,389)
West Orange	NJ	11/25/2008	631,918	131,182	743,365	-	874,547	(2,665)
West Orange	NJ	11/25/2008	442,586	91,878	520,641	-	612,519	(1,867)
West Paterson	NJ	11/25/2008	508,002	105,458	597,595	-	703,053	(2,143)
Westwood	NJ	11/25/2008	537,387	111,558	632,162	-	743,720	(2,267)
West Chester	OH	11/25/2008	847,348	175,904	996,788	-	1,172,692	(3,574)
Blairsville	PA	11/25/2008	563,647	130,883	727,504	-	858,387	(2,608)
Clarks Summit	PA	11/25/2008	453,074	103,499	586,495	-	689,994	(2,103)
Dillsburg	PA	11/25/2008	399,059	91,160	516,573	-	607,733	(1,852)
Media	PA	11/25/2008	561,279	128,217	726,564	-	854,781	(2,605)
Media	PA	11/25/2008	339,535	77,562	439,521	-	517,083	(1,576)
Philadelphia	PA	11/25/2008	594,101	137,840	766,927	-	904,767	(2,750)
Philadelphia	PA	11/25/2008	738,268	168,648	955,672	-	1,124,320	(3,426)
Philadelphia	PA	11/25/2008	450,509	102,913	583,174	-	686,087	(2,091)
Philadelphia	PA	11/25/2008	498,842	116,079	643,616	-	759,695	(2,308)
Philadelphia	PA	11/25/2008	622,915	142,297	806,350	-	948,647	(2,891)
Philadelphia	PA	11/25/2008	368,927	84,277	477,568	-	561,845	(1,712)
Pittsburgh	PA	11/25/2008	521,387	119,104	674,925	-	794,029	(2,420)
Somerset	PA	11/25/2008	837,953	191,420	1,084,712	-	1,276,132	(3,889)
Swarthmore	PA	11/25/2008	426,831	97,504	552,524	-	650,028	(1,981)
Tannersville	PA	11/25/2008	552,554	126,224	715,270	-	841,494	(2,565)
Warren	PA	11/25/2008	576,096	131,602	745,747	-	877,349	(2,671)

		Total	$112,741,810	$22,300,422	$126,022,191	$-	$148,322,613	$(2,534,394)

_______________________

Each of our properties has a depreciable life of 40 years
(1)	Excludes unamortized premiums and discounts.
(2)	The aggregate cost for federal income tax purposes is equal to the gross amount carried at the close of the period.
(3)	Acquired intangibles in the amount of $16,448,018 are not allocated to individual properties as reflected in the table above.
(4)	The accumulated depreciation column excludes $522,055 of amortization associated with acquired intangible lease assets.
(5)	Each location is a single-tenant, freestanding property.

A summary of activity for real estate and accumulated depreciation for the year ended December 31, 2008:

Year Ended
December 31, 2008
Real estate investments, at cost:
Balance at beginning of year	$—
Additions	148,322,613
Balance at end of the year	$148,322,613

Accumulated depreciation and amortization:
Balance at beginning of year	$—
Depreciation expense	2,534,394
Balance at end of the year	$2,534,394