Form 10-Q
period 2009-03-31
American Realty Capital Trust, Inc.
filed 2009-05-08
CIK 1410997

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
 (Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from _________ to __________

Commission file number: 333-145949

AMERICAN REALTY CAPITAL TRUST, INC.
(Exact name of registrant as specified in its charter)

Maryland	71-1036989
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

106 York Road Jenkintown, PA	19046
(Address of principal executive offices)	(Zip Code)

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

The number of outstanding shares of the registrant’s common stock on May 7, 2009 was 2,864,474 shares.

AMERICAN REALTY CAPITAL TRUST, INC.

PART I - Financial Information

Item 1. Financial Statements

AMERICAN REALTY CAPITAL TRUST, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2009 (Unaudited)	December 31, 2008
ASSETS
Real estate investments, at cost:
Land	$22,278,223	$22,300,442
Buildings, fixtures and improvements	126,207,009	126,022,191
Acquired intangible lease assets	16,448,018	16,448,018
Total real estate investments, at cost	164,933,250	164,770,631
Less accumulated depreciation and amortization	(4,766,354)	(3,056,449)
Total real estate investments, net	160,166,896	161,714,182

Cash	579,116	886,868
Restricted cash	27,432	47,937
Prepaid expenses and other assets	1,157,584	302,472
Deferred financing costs, net	2,560,501	1,990,992
Total assets	$164,491,529	$164,942,451

LIABILITIES AND STOCKHOLDERS’ EQUITY

Short-term bridge equity funds:
Short-term bridge funds	$—	$11,953,796
Related party bridge facility	6,665,515	8,477,163
Related party convertible bridge revolver	4,749,480	6,500,000
Short-term convertible redeemable preferred	3,995,000	3,995,000
Total short-term bridge funds	15,409,995	30,925,959

Mortgage notes payable	112,487,533	112,741,810
Long-term notes payable	10,517,523	1,089,500
Below-market lease liabilities, net	9,321,520	9,400,293
Derivatives, at fair value	4,116,102	4,232,865
Due to affiliates	3,487,137	2,223,144
Accounts payable and accrued expenses	1,470,033	1,687,932
Deferred rent and other liabilities	752,713	781,538
Distributions payable	101,282	69,263
Investor contributions held in escrow	30,824	30,824
Total liabilities	157,694,662	163,183,128

Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value; 240,000,000 shares authorized, 2,032,514 and 1,276,814 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	20,325	12,768
Additional paid-in capital	15,781,531	9,219,901
Accumulated other comprehensive income	(2,616,341)	(2,675,515)
Accumulated deficit	(6,388,648)	(4,797,831)
Total stockholder's equity	6,796,867	1,759,323
Total liabilities and stockholders’ equity	$164,491,529	$164,942,451

The accompanying notes are an integral part of these financial statements

AMERICAN REALTY CAPITAL TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008

Rental income	$2,926,940	$214,426

Expenses
Property management fees to affiliate	—	4,262
General and administrative	125,312	188,827
Depreciation and amortization	1,729,910	171,477
Total operating expenses	1,855,222	364,566
Operating income (loss)	1,071,718	(150,140)

Other income (expenses)
Interest expense	(2,451,625)	(191,710)
Interest income	4,469	—
Gains on derivative instruments	36,845	—
Total other expenses	(2,410,311)	(191,710)
Net loss	$(1,338,593)	$(341,850)

Basic and diluted weighted average
common shares outstanding	1,526,901	134,013

Basic and diluted loss per share	$(.88)	$(2.55)

The accompanying notes are an integral part of these financial statements

AMERICAN REALTY CAPITAL TRUST, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
THREE MONTHS ENDED MARCH 31, 2009
(Unaudited)

	Common Stock
	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance, December 31, 2008	1,276,814	$12,768	$9,219,901	$(4,797,831)	$(2,675,515)	$1,759,323
Issuance of common stock	747,833	7,478	7,429,644	—	—	7,437,122
Offering costs, commissions and dealer manager fees	—	—	(942,679)	—	—	(942,679)
Common stock issued through dividend reinvestment program	7,867	79	74,666	—	—	74,745
Distributions declared	—	—	—	(252,225)	—	(252,225)
Designated derivatives fair value adjustment	—	—	—	—	59,174	59,174
Net loss	—	—	—	(1,338,593)	—	(1,338,593)
Total comprehensive loss	—	—	—	—	—	(1,279,419)
Balance, March 31, 2009	2,032,514	$20,325	$15,781,532	$(6,388,649)	$(2,616,341)	$6,796,867

The accompanying notes are an integral part of these financial statements

AMERICAN REALTY CAPITAL TRUST, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(1,338,593)	$(341,850)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,382,138	144,023
Amortization of intangibles	347,772	27,454
Amortization of deferred finance costs	138,269	3,138
Accretion of below-market lease liability	(78,773)	-
Gains on derivative instruments	(36,844)	-
Changes in assets and liabilities:
Prepaid expenses and other assets	(875,118)	(1,023,770)
Accounts payable and accrued expenses	(238,644)	837,363
Due to affiliated entity	(486,527)	-
Deferred rent and other liabilities	(28,825)	308,890
Net cash used in operating activities	(1,215,145)	(44,752)

Cash flows from investing activities:
Investment in real estate and other assets	(162,618)	(2,543,774)
Net cash used in investing activities	(162,618)	(2,543,774)

Cash flows from financing activities:
Payments on mortgage notes payable	(254,277)	-
Payments on related party bridge facility	(5,765,444)	-
Payments on short-term bridge funds	(8,000,000)	-
Proceeds from long-term notes payable	9,428,023	-
Proceeds from issuance of common stock, net	6,494,443	3,118,402
Payments of deferred financing costs	(707,778)	-
Distributions paid	(145,461)	-
Restricted cash	20,505	-
Net cash provided by financing activities	1,070,011	3,118,402

Net increase (decrease) in cash	(307,752)	529,876
Cash, beginning of period	886,868	—
Cash, end of period	$579,116	$529,876

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Debt assumed in real estate acquisitions	$—	$45,918,796
Common share issuance in real estate acquisition	$—	$1,621,205
Investor contributions held in escrow	$—	$1,461,315
Non-cash acquisition costs	$—	$306,797
Cash paid for interest	$2,468,289	$—

The accompanying notes are an integral part of these financial statements

AMERICAN REALTY CAPITAL TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)

Note 1 — Organization

American Realty Capital Trust, Inc. (the “Company”), incorporated on August 17, 2007, is a newly formed Maryland corporation that qualified as a real estate investment trust (“REIT”) for federal income tax purposes during the taxable year ended December 31, 2008. On January 25, 2008, the Company commenced an initial public offering on a “best efforts” basis of up to 150,000,000 shares of common stock offered at a price of $10.00 per share, subject to certain volume and other discounts, pursuant to a Registration Statement on Form S-11 filed with the Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, as amended (the “Offering”). The Registration Statement also covered up to 25,000,000 shares available pursuant to a distribution reinvestment plan (the “DRIP”) under which our stockholders may elect to have their distributions reinvested in additional shares of the Company’s common stock at the greater of $9.50 per share or 95% of the estimated value of a share of common stock. The Company sold 20,000 shares to American Realty Capital II, LLC (the “Sponsor”) on August 17, 2007, at $10.00 per share. As of March 31, 2009, the Company issued 2,032,514 shares of common stock, including 339,077 shares issued in connection with an acquisition in March 2008. Total gross proceeds from these issuances were $19,229,978. As of March 31, 2009, the aggregate value of all share issuances and subscriptions outstanding was $21,997,084 based on a per share value of $10.00 (or $9.50 for shares issued under the DRIP). This amount includes stock subscriptions of $1,683,755 which are maintained at the Company’s third-party escrow agent, to be released when certain escrow requirements have been achieved.

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

The Company acquires and operates commercial properties. All such properties may be acquired and operated by the Company alone or jointly with another party. As of March 31, 2009, the Company owned 92 properties comprising approximately 713,000 square feet of freestanding, single tenant commercial space. As of March 31, 2009, these properties were 100% occupied.  Rental income from Harleysville National Bank, Rockland Trust Company, Rite Aid and PNC Bank, or their respective affiliates, represented the following percentages of total rental income for the three months ended March 31, 2009:

	Three Months Ended March 31,
	2009	2008
PNC Bank	32%	-%
Harleysville National Bank	27%	75%
Rockland Trust Company	22%	-%
Rite Aid	13%	-%
Federal Express (a)	-%	25%

(a)	Percentage for the 3 months ended March 31, 2009 was approximately 6%.

No other tenant represents more than 10% of the rental income for the periods presented.

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

The Company’s stock is not currently listed on a national securities exchange. The Company may seek to list its stock for trading on a national securities exchange only if a majority of its independent directors believe listing would be in the best interest of its stockholders. The Company does not intend to list its shares at this time. The Company does not anticipate that there would be any market for its common stock until its shares are listed for trading. In the event it does not obtain listing prior to the tenth anniversary of the completion or termination of the Offering, its charter requires that it either: (i)seek stockholder approval of an extension or amendment of this listing deadline; or (ii)seek stockholder approval to adopt a plan of liquidation of the corporation.

REALTY CAPITAL TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or consolidated pursuant to the rules and regulations of the Securities and Exchange Commission. Management believes, however, that the disclosures are adequate to make the information presented not misleading. The unaudited interim consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2008. In management’s opinion, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position of the Company and the consolidated results of its operations and its cash flows, are included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

Basis of Accounting

The accompanying consolidated financial statements of the Company are prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, the OP. Substantially all of the Company’s business activities are conducted through this subsidiary. The OP consolidates various special purpose entities which hold interests in real estate investments. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

AMERICAN REALTY CAPITAL TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)

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

As of March 31, 2009 and 2008, acquired lease intangible assets consisted of above market leases and in-place lease intangibles totaling $16,448,018 and $0, respectively with accumulated amortization of $869,828 and $0, respectively. The estimated amortization expense for the years 2009, 2010, 2011, 2012 and 2013 will be approximately $1,043,000, $1,391,000, $1,391,000 and $1,391,000, respectively. In addition, below market lease liabilities totaled $9,426,551 and $0 with accumulated amortization of $105,031 and $0 as of March 31, 2009 and 2008, respectively. The estimated accretion income for the years 2009, 2010, 2011, 2012 and 2013 will be approximately $236,000, $315,000, $315,000, $315,000, and $315,000, respectively.

AMERICAN REALTY CAPITAL TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)

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

Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (SFAS 161), amends and expands the disclosure requirements of FASB Statement No. 133  (SFAS 133) with the intent to provide users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about the fair value of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments.

As required by SFAS 133, the Company records all derivatives on the balance sheet at fair value.  The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Derivatives may also be designated as hedges of the foreign currency exposure of a net investment in a foreign operation. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge.  The Company may enter into derivative contracts that are intended to economically hedge certain of its risk, even though hedge accounting does not apply or the Company elects not to apply hedge accounting under SFAS 133.

Investor contributions held in Escrow

The Company is currently engaged in a public offering of its common stock. Included in investor contributions held in escrow on the accompanying balance sheets is $30,824 of offering proceeds for which shares of common stock had not been issued as of March 31, 2009.

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

Organization, Offering, and Related Costs

Organization and offering costs (other than selling commissions and the dealer manager fee) of the Company may be paid by the Advisor, the Dealer Manager or their affiliates on behalf of the Company. Such organization and offering costs include all expenses to be paid by the Company in connection with the Offering, including but not limited to (i)legal, accounting, printing, mailing, and filing fees; (ii) escrow related fees; (iii)reimbursement of the Dealer Manager for amounts it may pay to reimburse the bona fide diligence expenses of broker-dealers; and (iv)reimbursement to the Advisor for the salaries of its employees and other costs in connection with preparing supplemental sales materials. Pursuant to the Advisory Agreement and the Dealer Manager Agreement, the Company is obligated to reimburse the Advisor or its affiliates, as applicable, for organization and offering costs paid by them on behalf of the Company, provided that the Advisor is obligated to reimburse the Company to the extent organization and offering costs (excluding selling commissions, the dealer manager fee and bonafide due diligence cost reimbursements)incurred by the Company in the Offering exceed 1.5% of gross offering proceeds. As a result, these costs are only a liability of the Company to the extent selling commissions, the dealer manager fee and other organization and offering costs do not exceed 15% of the gross proceeds of this Offering.

AMERICAN REALTY CAPITAL TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)

Reportable Segments

The Financial Accounting Standards Board (“FASB”) issued SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” (“SFAS No. 131”), which establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments. The Company determined that it has one reportable segment, with activities related to investing in real estate. The Company’s investments in real estate generate rental revenue and other income through the leasing of properties, which comprised 100% of our total consolidated revenues for the three-month period ended March 31, 2009. Although the Company’s investments in real estate will be geographically diversified throughout the United States, management evaluates operating performance on an individual property level. The Company’s properties have been aggregated into one reportable segment.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) expands the definition of a business combination and requires the fair value of the purchase price of an acquisition, including the issuance of equity securities, to be determined on the acquisition date. SFAS No. 141(R) also requires that all assets, liabilities, contingent considerations, and contingencies of an acquired business be recorded at fair value at the acquisition date. In addition, SFAS No. 141(R) requires that acquisition costs generally be expensed in the period incurred and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period to impact income tax expense. SFAS No. 141(R) is effective for fiscal years beginning on or after December 15, 2008 with early adoption prohibited. The effective date for the Company is January 1, 2009. The adoption of SFAS No. 141(R) did not have a material effect on its results of operations and financial position.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51,” (“SFAS No. 160”), which requires companies to measure an acquisition of noncontrolling (minority) interest at fair value in the equity section of the acquiring entity’s balance sheet. The objective of SFAS No. 160 is to improve the comparability and transparency of financial data as well as to help prevent manipulation of earnings. The changes introduced by the new standards are likely to affect the planning and execution, as well as the accounting and disclosure, of merger transactions. The effective date to adopt SFAS No. 160 for the Company is January 1, 2009. The adoption of SFAS No. 160 did not have a material effect on its results of operations and financial position.

AMERICAN REALTY CAPITAL TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” an amendment of FASB Statement No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 161”) requires entities to provide greater transparency about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, and how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. The statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of SFAS No. 161 did not have a material effect on the Company’s results of operations and financial position.

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. 142-3, which amends the factors that must be considered in developing renewal or extension assumptions used to determine the useful life over which to amortize the cost of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” The FSP requires an entity to consider its own assumptions about renewal or extension of the term of the arrangement, consistent with its expected use of the asset, and is an attempt to improve consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141, “Business Combinations.” The FSP is effective for fiscal years beginning after December 15, 2008, and the guidance for determining the useful life of a recognized intangible asset must be applied prospectively to intangible assets acquired after the effective date. The FSP did not have a significant impact on the Company’s results of operations, financial condition or liquidity.

In June 2008, the FASB issued FSP Emerging Issues Task Force (EITF)No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” Under the FSP, unvested share-based payment awards that contain rights to receive nonforfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing EPS. The FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. The adoption of the FSP did not have a material effect on the Company’s results of operations and financial position.

AMERICAN REALTY CAPITAL TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)

Note 3 — Real Estate Acquisitions

No real estate acquisitions were concluded during the three months ended March 31, 2009.

The following table represents the Company’s real estate portfolio as of March 31, 2009:

Seller / Property Name	Acquisition Date	No. of Buildings	Square Feet	Remaining Lease Term (1)	Base Purchase Price (2)	Capitalization Rate (3)	Total Purchase Price (4)	Net Operating Income (5)

Federal Express Distribution Center	March 2008	1	55,440	9.67	$9,694,179	7.53%	10,207,674	$730,065
Harleysville National Bank Portfolio	March 2008	15	177,774	13.76	40,976,218	7.48%	41,675,721	3,063,912
Rockland Trust Company Portfolio	May 2008	18	121,057	12.34	32,188,000	7.86%	33,117,419	2,529,665
PNC Bank (formally National City Bank)	Sept. & Oct. 2008	2	8,403	19.89	6,663,786	8.21%	6,853,419	546,943
Rite Aid Portfolio	September 2008	6	74,919	14.29	18,575,727	7.79%	18,839,392	1,446,843
PNC Bank Portfolio	November 2008	50	275,436	9.67	42,285,714	7.35%	44,813,074	3,107,754
Total		92	713,029	12.35	$150,383,624	7.60%	155,506,699	$11,425,182
________________________
(1) -	Remaining lease term as of March 31, 2009, in years. If the portfolio has multiple locations with varying lease expirations, the remaining lease term is calculated on a weighted-average basis.
(2) -	Contract purchase price excluding acquisition related costs.
(3) -	Net operating income divided by base purchase price.
(4) -	Base purchase price plus all acquisition related costs.
(5) -	Annualized 2009 rental income less property operating expenses, as applicable.

AMERICAN REALTY CAPITAL TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)

Note 4 — Mortgage Notes Payable

The following table represents the mortgages outstanding as of March 31, 2009:

Property	Encumbered Properties	Outstanding Loan Amount	Effective Interest Rate		Interest Rate	Maturity

Federal Express Distribution Center	1	$6,965,000	6.29%		Fixed	September 2037
Harleysville National Bank Portfolio	15	31,000,000	6.59%	(1)	Fixed	January 2018
Rockland Trust Company Portfolio	18	23,993,280	4.92%	(2)	Variable	May 2013
PNC Bank (formally National City Bank)	2	4,465,302	4.89%	(3)	Variable	September 2013
Rite Aid Portfolio	6	12,808,265	6.97%		Fixed	September 2017
PNC Bank Portfolio	50	33,255,686	5.25%	(4)	Variable	November 2013
Total	92	$112,487,533
________________________

(1) -	The effective interest rate resets at the end of year five to the then current 5-year Treasury rate plus 2.25%, but in no event will be less than 6.5%.
(2) -	The Company limited its interest rate exposure by entering into a rate lock agreement with a LIBOR floor and cap of 3.54% and 4.125% (initial year), respectively.
(3) -
The Company limited its interest rate exposure by entering into a rate lock agreement with a LIBOR floor and cap of 3.37% and 4.45% (initial year), respectively for a notional contract amount of approximately $4,115,000 and a fixed rate of 3.565% on a notional contract amount of approximately $385,000.

(4)	The company limited its interest rate exposure by entering into a rate lock agreement that swapped the underlying variable rate for a fixed rate of 3.60%.

AMERICAN REALTY CAPITAL TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)

The following table summarizes the scheduled aggregate principal repayments for the five years subsequent to March 31, 2009:

Mortgage Notes
2009	$721,237
2010	1,012,332
2011	1,855,075
2012	1,991,443
2013	58,780,586
2014 and thereafter	48,126,860

Total	$112,487,533

As of March 31, 2009, the Company was in compliance with the debt covenants under the loan agreements.

Note 5 — Long-Term Notes Payable

As of March 31, 2009, the Company had issued $10,517,523 of a possible $13,000,000 of notes payable (the “Notes”) in a private placement pursuant to Rule 506 of Regulation D promulgated under the Securities Act.  The initial $8,000,000 of proceeds was used to repay the short-term bridge equity (see Note 8 – Bridge Equity).

The Notes bear interest at 9.0% annually, provided that the interest rate will be adjusted to 9.57% annually for Notes on which the Company does not incur a selling commission.  The Company will pay interest-only monthly payments to subscribers of the Notes until the maturity on December 15, 2011.  The Company has the right to extend the maturity date for two additional one-year periods.

The Company has the right to prepay the Notes in whole or in part any time following the first anniversary of the closing date.  If repaid on or before the second anniversary of the closing date, the Company will pay 2% of the remaining amount due on the Notes as a prepayment premium.  If repaid after the second anniversary of the closing date but before the third anniversary of the closing date, the Company will pay 1% of the remaining amount due on the Notes as a prepayment premium.  The foregoing not withstanding, the Company shall have the right to repay the amount due under the Notes in whole or in part without penalty within 360 days of the maturity date.  The Company will not have the right to prepay the amount due under the notes during the two optional extension periods. The Notes are unsecured.

The Company is required to prepay the Notes out of any proceeds derived from the sale or refinancing of the PNC Bank properties after any required payments of the principal and interest due under the mortgage notes payable on those properties (see Note 4 – Mortgage Notes Payable).  Such prepayment is subject to the prepayment premiums described above.

As of March 31, 2009, the Company was in compliance with all covenants included within the Note agreement.

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

AMERICAN REALTY CAPITAL TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties.  However, as of March 31, 2009, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives.  As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The following table presents information about the Company’s assets (including derivatives that are presented net) measured at fair value on a recurring basis as of March 31, 2009, aggregated by the level in the fair value hierarchy within with those instruments fall:

	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Balance as of March 31, 2009
Total derivatives, net	$—	$4,116,102	$—	$4,116,102

Note 7 — Derivative and Hedging Activities

Risk Management Objective of Using Derivatives

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

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps and collars as part of its interest rate risk management strategy.  Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.  Interest rate collars designated as cash flow hedges involve the receipt of variable-rate amounts if interest rates rise above the cap strike rate on the contract and payments of variable-rate amounts if interest rates fall below the floor strike rate on the contract.

During 2009, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.  The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three months ended March 31, 2009, the Company recorded a $375 loss related to hedge ineffectiveness in earnings.

AMERICAN REALTY CAPITAL TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates that an additional $972,289 will be reclassified as an increase to interest expense.

As of March 31, 2009, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional

Interest Rate Swaps	2	$33,471,544
Interest Rate Collars	1	$4,115,268

Non-designated Hedges

Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements of SFAS 133. The Company has one interest rate collar contract outstanding, with an aggregate notional amount of $24,014,157 at March 31, 2009, with an established ceiling and floor for the underlying variable rate at 4.125% and 3.54%, respectively. This contract was not able to be designated under SFAS No. 133 as it does not qualify for hedge accounting based on the results of the net written option test.  As such, all changes in the fair value of the interest rate collar have been included in the Company’s statement of operations for the three months ended March 31, 2009.  For the three months ended March 31, 2009, the Company has recorded a loss of $142,837.

Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Balance Sheet as of March 31, 2009:

	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under SFAS 133

Interest Rate Products	Derivatives, at fair value	($2,536,524)

Derivatives not designated as hedging instruments under SFAS 133

Interest Rate Products	Derivatives, at fair value	($1,579,578)

Tabular Disclosure of the Effect of Derivative Instruments on the Income Statement

The tables below present the effect of the Company’s derivative financial instruments on the Consolidated Statement of Operations for the three months ended March 31, 2009.

AMERICAN REALTY CAPITAL TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)

Derivatives in SFAS 133 Cash Flow Hedging Relationships

Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)

($204,991)	Interest expense	($264,165)	Gains (losses) on derivative instruments	($375)

Derivatives Not Designated as Hedging Instruments Under SFAS 133

Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative

Interest expense	(180,057)

Gains (losses) on derivative instruments	37,220

Total	$(142,837)

Credit-risk-related Contingent Features

The Company has agreements with each of its derivative counterparties that contain a provision where if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations.

The Company has agreements with several of its derivative counterparties that incorporate the loan covenant provisions of the Company's indebtedness with a lender affiliate of the derivative counterparty. Failure to comply with the loan covenant provisions would result in the Company being in default on any derivative instrument obligations covered by the agreement.

As of March 31, 2009, the fair value of derivatives in a net liability position, excludes any adjustment for nonperformance risk, related to these agreements was $4,116,102. As of March 31, 2009, the Company has not posted any collateral related to these agreements and was not in breach of any agreement provisions. If the Company had breached any of these provisions at March 31, 2009, it could have been required to settle its obligations under the agreements at their termination value of $4,116,102.

Note 8 — Bridge Equity

During the year  ended December 31, 2008, the OP entered into an agreement with the principals of the Advisor whereby the OP can make use of unsecured equity financing from the principals up to $10.0 million from time to time as needed to provide short-term bridge equity relating to property acquisitions and for general working capital purposes. Such short-term bridge equity is expected to be satisfied within a six-month period and will accrue a yield at approximately 8%. In November 2008, the board approved an extension of the satisfaction period of an additional six months. In connection with the acquisition of the Harleysville National Bank and the Rockland Trust Company portfolios, the Company obtained bridge equity of $4.0 and $2.5 million respectively, accruing a preferred yield of 8.0% and can be paid off without penalty. In March 2008, the Agreement was modified to allow outstanding draws to be converted into common shares at $9.00 per share at the Company’s election.

During the year ended December 31, 2008, the REIT entered into an unsecured bridge equity facility with a related party, American Realty Capital Bridge, LLC (“ARC Bridge”), whereby the REIT can obtain up to $10.0 million from time to time as needed to provide short-term equity financing relating to property acquisitions and for general working capital purposes - see Note 10 — Related-Party Transactions and Arrangements. During the three months ended March 31, 2009 the Company satisfied approximately $1.8 million of unsecured bridge equity. Such amount was funded by proceeds from the sale of the Company’s shares.

AMERICAN REALTY CAPITAL TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)

During the year ended December 31, 2008, the REIT obtained short-term bridge equity and short-term convertible redeemable preferred equity of approximately $12.0 million and $4.0 million, respectively, from an unrelated third party.  The bridge equity bore fixed preferred yields of between 8.0% and 12.49% and was satisfied, during the three months ended March, 31, 2009, from proceeds received from the issuance of notes payable, an additional drawdown on the related party bridge revolver and proceeds from the Company’s Offering. The short-term convertible redeemable preferred equity of approximately $4.0 million bears a fixed preferred yield of 14.27% and will be satisfied in May 2009. Such amounts are non-recourse.

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

Note 10 — Related-Party Transactions and Arrangements

Certain affiliates of the Company receive, and will continue to receive, fees and compensation in connection with the sale of the Company’s common stock, and the acquisition, management and sale of the assets of the Company. The Dealer Manager receives, and will continue to receive, a selling commission of up to 7.0% of gross offering proceeds before reallowance of commissions earned by participating broker-dealers. The Dealer Manager reallows, and intends to continue to reallow, 100% of commissions earned to participating broker-dealers. In addition, the Dealer Manager will receive up to 3.0% of the gross proceeds from the Offering, before reallowance to participating broker-dealers, as a dealer-manager fee. The Dealer Manager, in its sole discretion, may reallow all or a portion of its dealer-manager fee to such participating broker-dealers, based on such factors as the volume of shares sold by such participating broker-dealers and marketing support incurred as compared to those of other participating broker-dealers. No selling commissions or dealer-manager fees are paid to the Dealer Manager in respect of shares sold under the DRIP. During the three months ended March 31, 2009 and 2008, the Company paid $706,012 and $0, respectively, to the Dealer Manager for commissions and dealer manager fees, of which $45,010 was reallowed to participating broker-dealers.

All organization and offering expenses associated with the sale of the Company’s common stock (excluding selling commissions and the dealer-manager fee) are paid for by the Advisor or its affiliates and are reimbursed by the Company up to 1.5% of gross offering proceeds. The Advisor receives an acquisition and advisory fee of 1.0% of the contract purchase price of each acquired property and will be reimbursed for acquisition costs incurred in the process of acquiring properties, but not to exceed 0.5% of the contract purchase price. In no event will the total of all fees and acquisition expenses payable with respect to a particular property or investment exceed 4.0% of the contract purchase price. During the three months ended March 31, 2009 and 2008, the Company reimbursed the Advisor $0 and $119,207 for organizational and offering expenses. The organizational and offering expenses paid during the three months ended March 31, 2008 were subsequently refunded by the Advisor to improve the Company’s overall working capital position. The Advisor has elected to waive its reimbursement for organizational and offering costs for the three months ended March 31, 2009. No acquisition costs were incurred or paid during the three months ended March 31, 2009 and 2008. The company incurred and paid acquisition advisory fees of $0 and $510,237, during the three months ended March 31, 2009 and 2008, respectively.

AMERICAN REALTY CAPITAL TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)

The Advisor receives a financing coordination fee equal to 1.0% of the amount available under such financing. During the three months ended March 31, 2009 and 2008, the Company incurred finance coordination fees of $0 and $379,650, respectively, payable to its affiliated Advisor.

The Company pays its affiliated Property Manager fees for the management and leasing of the Company’s properties. Such fees equal 2.0% of gross revenues from the Company’s single tenant properties and 4.0% of the gross revenues from its multi-tenant properties, plus reimbursement of the Property Managers’ costs of managing the properties. In the event that the Property Manager assists a tenant with tenant improvements, a separate fee may be charged to the tenant by the Property Manager at a fee not to exceed 5.0% of the cost of such tenant improvements. The Property Manager will be paid leasing commissions at prevailing market rates and may also receive a fee for the initial leasing of newly constructed properties, which generally would equal one month’s rent. The aggregate of all property management and leasing fees paid to affiliates plus all payments to third parties will not exceed the amount that other nonaffiliated management and leasing companies generally charge for similar services in the same geographic location. The Property Manager may subcontract its duties for a fee that may be less than the fee provided for in the property management agreement. During the three months ended March 31, 2009 and 2008, the Company paid the Property Manager $0 and $4,230 for property management fees, respectively. The Property Manager has elected to waive its management fee for the three months ended March 31, 2009.

The Company pays the Advisor an annualized asset management fee of 1.0% based on the aggregate contract purchase price of all properties. The asset management fee is payable quarterly in advance on the first day of the month following the end of each calendar quarter end. The Company incurred asset management fees of $28,000 and $0 during the three months ended March 31, 2009 and 2008, respectively. The Company was entitled to $383,441 of asset management fees during the quarter. The difference, $355,441, was waived (not deferred) by the Advisor in order for the Company to fund its distributions to shareholders fully from funds from operations. These fees remained unpaid as of March 31, 2009 and were included in due to affiliates in the accompanying balance sheets.

If the Advisor or its affiliates provides a substantial amount of services, as determined by the Company’s independent directors, in connection with the sale of property, the Company will pay the Advisor a brokerage commission not to exceed the lesser of one-half of a reasonable, customary and competitive real estate commission or 3.0% of the contract price for the property sold, inclusive of any commission paid to outside brokers provided, however, in no event may the real estate commissions paid to the Advisor, its affiliates or unaffiliated third-parties exceed 6% of the contract price. In addition, after investors have received a return of their net capital contributions and a 6.0% annual cumulative, non-compounded return, then the Advisor is entitled to receive 15.0% of remaining net sale proceeds. During the three months ended March 31, 2009 and 2008, the Company did not pay any fees or amounts to the Advisor relating to the sale of properties.

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

 The Company may reimburse the Advisor for all expenses it paid or incurred in connection with the services provided to the Company, subject to the limitation that the Company does not reimburse for any amount by which its operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of (i)2.0% of average invested assets, or (ii) 25% of net income other than any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of assets for that period. The Company will not reimburse for personnel costs in connection with services for which the Advisor receives acquisition fees or real estate commissions. During the three months ended March 31, 2009 and 2008, the Company did not reimburse the Advisor for any such costs.

During the year ended December 31, 2008, the OP entered into an agreement with the principals of the Advisor whereby the OP can obtain bridge equity from the principals up to $10,000,000 from time to time as needed to provide short-term bridge equity relating to property acquisitions or for general working capital purposes. Such bridge equity needs to be satisfied within a six month period and will accrue a preferred yield at approximately 8%. In November 2008, the board approved an extension of the satisfaction period of an additional six months. In connection with the acquisition of the Harleysville National Bank and the Rockland Trust Company portfolios, the Company obtained bridge equity of $4,000,000 and $2,500,000 respectively, accruing a preferred yield at an annual return on investment of 8.0%. Such bridge equity can be paid off, at any time, without penalty. During the three months ended March 31, 2009 and 2008, the Company incurred related party interest expense of $128,219 and $17,534, respectively. As of March 31, 2009, $44,165 remained unpaid and is included in due to affiliates in the accompanying balance sheets.

During the year ended December 31, 2008, the REIT entered into an unsecured bridge equity facility with a related party, American Realty Capital Bridge, LLC (“ARC Bridge”), whereby the REIT can obtain bridge equity of up to $10,000,000 from time-to-time as needed to provide short-term bridge equity relating to property acquisitions and for general working capital purposes. ARC Bridge is a 50% joint venture between the Sponsor and an unrelated third party. Bridge equity investments from this facility accrue a yield at an annual rate of 30 day LIBOR plus 5% with a floor of 8%. This facility was used for two acquisitions during the year ended December 31, 2008. The bridge equity investments relating to the National City Bank and Rite Aid acquisitions were $1,329,576 and $5,335,939, respectively. These bridge equity investments are due one year from the investment date and can be satisfied at any time without penalty. During the three months ended March 31, 2009 the Company satisfied $1,811,648 of the bridge equity investment related to the Rite Aid acquisitions. The related yield on such short-term bridge equity was 8.11% for both the National City Bank and Rite Aid acquisitions, as of March 31, 2009. The Company incurred interest expense on these investments of $150,715 for the period ended March 31, 2009. As of March 31, 2009, $24,082 remained unpaid and is included in due to affiliates in the accompanying balance sheets.

AMERICAN REALTY CAPITAL TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)

At March 31, 2009 and December 31, 2008, the Company had approximately $1,736,617 and $2,233,144 respectively, due to affiliates, which is included in due to affiliates in the accompanying consolidated balance sheets and is payable primarily to the Advisor.

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

Note 12 — Independent Directors’ Stock Option Plan

The Company has a stock option plan (the “Plan”), which authorizes the grant of nonqualified stock options to the Company’s independent directors, subject to the absolute discretion of the board of directors and the applicable limitations of the Plan. The Company intends to grant options under the Plan to each qualifying director annually. The exercise price for all stock options granted under the Plan will be fixed at $10.00 per share until the termination of our initial public offering, and thereafter the exercise price for stock options granted to our independent directors will be equal to the fair market value of a share on the last business day preceding the annual meeting of stockholders. As of March 31, 2009, the Company had granted options to purchase 9,000 shares at $10.00 per share, each with a two year vesting period. A total of 1,000,000 shares have been authorized and reserved for issuance under the Plan. The Company accounts for the issuance of stock options under SFAS No. 123R, “Share-Based Payment,” which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including stock options related to the Plan, based on estimated fair values.

During the three months ended March 31, 2009, no options were granted, forfeited or exercised and 4,500 became vested. As of March 31, 2009, unvested options to purchase 4,500 shares at $10.00 per share remained outstanding with a weighted average contractual remaining life of approximately 8.75 years. The total compensation charge relating to these option grants under SFAS No. 123R is immaterial.

Note 13 — Net Loss Per Share

The following is a reconciliation of the numerator and denominator of the basic and diluted net loss per share computation for the three months ended March 31, 2009 and 2008:

	Basic and Diluted Three Months Ended March 31, 2009	Basic and Diluted Three Months Ended March 31, 2008

Net loss	$(1,338,593)	$(341,850)
Total weighted average common shares outstanding	1,526,901	134,013
Loss per share	$(.88)	$(2.55)

AMERICAN REALTY CAPITAL TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)

Note 14 — Subsequent Events (to be updated)

Sale of Shares of Common Stock

As of May 7, 2009, the Company had issued 2,864,474 shares of common stock, including 339,077 shares issued in connection with an acquisition in March 2008. Total gross proceeds from these issuances were $27,445,412. As of May 7, 2009, the aggregate value of all share issuances and subscriptions outstanding was $30,421,658 based on a per share value of $10.00 (or $9.50 for shares issued under the DRIP). This amount includes stock subscriptions of $1,793,661 which are maintained at the Company’s third-party escrow agent, to be released when certain escrow requirements have been achieved. As of May 7, 2009, approximately $1.21 billion (121 million shares) remained available for sale to the public under the Offering, exclusive of shares available under the DRIP.

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

All forward-looking statements should be read in light of the risks identified in our Registration Statement on Form S-11 for the period from August 17, 2007 (dated of inception) to April 27, 2009, filed with the SEC and the risks identified in this quarterly report.

Overview

We are a Maryland corporation that elected to be taxed as a real estate investment trust, or REIT, beginning with the taxable year ended December 31, 2008. On September 10, 2007, we filed a registration statement on Form S-11 with the SEC to offer a minimum of 750,000 shares and a maximum of 150,000,000 shares of common stock for sale to the public. The SEC declared the registration statement effective on January 25, 2008, at which time we launched our ongoing initial public offering. On March 11, 2008, we broke escrow in our ongoing initial public offering and then commenced our real estate operations. As of March 31, 2009, we issued 2,032,514 shares of common stock, including 339,077 shares issued in connection with an acquisition in March 2008. Total gross proceeds from these issuances were $19,230,213. As of March 31, 2009, the aggregate value of all share issuances and subscriptions outstanding was $21,997,084 based on a per share value of $10.00 (or $9.50 per share for shares issued under the DRIP). This amount includes stock subscriptions of $1,683,755 which are maintained at our third-party escrow agent, to be released when certain escrow requirements have been achieved. As of March 31, 2009, we had not redeemed any shares sold in our ongoing initial public offering pursuant to our share repurchase program. We are dependent upon the net proceeds from the offering to conduct our proposed operations.

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

As of March 31, 2009, we owned 92 properties compromising approximately 713,000 square feet, 100% leased with an initial weighted average remaining lease term of 12.35 years. In constructing our portfolio, we intend to target and derive approximately 50% to 60% of our revenues from investment-grade tenants. Additionally, we intend to target approximately 50% of our revenues from financial institutions.

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

Real estate-related investments are higher-yield and higher-risk investments that our advisor will actively manage, if we elect to acquire such investments. The real estate-related investments in which we may invest include: (i)mortgage loans; (ii)equity securities such as common stocks, preferred stocks and convertible preferred securities of real estate companies; (iii)debt securities, such as mortgage-backed securities, commercial mortgages, mortgage loan participations and debt securities issued by other real estate companies; and (iv)certain types of illiquid securities, such as mezzanine loans and bridge loans. While we may invest in any of these real estate-related investments, our advisor, with the support of our Board of Trustees, has elected to suspend all activities relating to acquiring real estate-related investments for an indefinite period based on the current adverse climate affecting the capital markets. Since our inception, we have not acquired any real estate-related investments.

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

We follow Statement of Financial Accounting Standards (SFAS)No.144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which established a single accounting model for the impairment or disposal of long-lived assets including discontinued operations. SFAS No.144 requires that the operations related to properties that have been sold or properties that are intended to be sold be presented as discontinued operations in the statement of operations for all periods presented, and properties intended to be sold to be designated as “held for sale” on the balance sheet.

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

Derivative Instruments

We may use derivative financial instruments to hedge all or a portion of the interest rate risk associated with our borrowings. Certain of the techniques used to hedge exposure to interest rate fluctuations may also be used to protect against declines in the market value of assets that result from general trends in debt markets. The principal objective of such agreements is to minimize the risks and/or costs associated with the Company’s operating and financial structure as well as to hedge specific anticipated transactions.

Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (SFAS 161), amends and expands the disclosure requirements of FASB Statement No. 133  (SFAS 133) with the intent to provide users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about the fair value of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments.

As required by SFAS 133, we record all derivatives on the balance sheet at fair value.  The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether we have elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Derivatives may also be designated as hedges of the foreign currency exposure of a net investment in a foreign operation. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge.  We may enter into derivative contracts that are intended to economically hedge certain of its risk, even though hedge accounting does not apply or we elect not to apply hedge accounting under SFAS 133.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2009 and 2008

As of March 31, 2009, we owned 92 properties which are 100% leased, compared to 16 properties which were 100% leased at March 31, 2008, an increase of approximately 475%. Accordingly, our results of operations for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008 reflect significant increases in most categories.

Rental Income

Rental income increased approximately $2,713,000 to approximately $2,927,000 for the three months ended March 31, 2009, compared to approximately $214,000 for the three months ended March 31, 2008. The increase in rental income was driven by our acquisition of approximately $100.0 million of net leased property during the last three quarters of 2008. These properties, acquired at an average 7.65% cap rate, are leased from 10 to 20 years to primarily investment grade tenants.

Property Management Fees to Affiliate

American Realty Capital Properties, LLC has elected to waive the property management fees for the three months ended March 31, 2009. Such fees represent amounts paid to our affiliated property manager, American Realty Capital Properties, LLC, to manage and lease our properties. Property management fees of approximately $4,000 were incurred during the three months ended March 31, 2008.

General and Administrative Expenses

General and administrative expenses decreased 34% to approximately $125,000 for the three months ended March 31, 2009, compared to approximately $188,000 for the three months ended March 31, 2008. The decrease was primarily due to a decrease in the reimbursement for organizational and offering costs offset by increases in all other categories of expenses.  During the three months ended March 31, 2008, we reimbursed our Advisor approximately $119,000 for various organizational costs. These reimbursements were subsequently refunded to us for working capital needs. There was no reimbursement for organizational costs during the three months ended, March 31, 2009. The majority of general and administrative expenses as of March 31, 2009 included $46,000 of insurance expense amortization of our directors’ and officers’ insurance policy, $28,000 of asset management fees, $20,000 of board member compensation and $16,000 of professional fees.

Depreciation and Amortization Expense

Depreciation and amortization expense increased approximately $1,559,000 to approximately $1,730,000 for the three months ended March 31, 2009, compared to approximately $171,000 for the three months ended March 31, 2008. The increase in depreciation expense was the result of our acquisition of approximately $100.0 million of real estate during the last three quarters of 2008. These properties were placed into service when acquired and were being depreciated for the majority of the year. In contrast, the prior year number reflects the depreciation and amortization expense for a partial period as our first acquisitions were during March 2008.

Interest Expense

Interest expense increased approximately $2,260,000 to $2,452,000 for the three months ended March 31, 2009, compared to approximately $192,000 for the three months ended March 31, 2008. The increase in interest expense was the result of our purchase of 76 properties with a total value of approximately $100.0 million. These properties were purchased using proceeds from our Offering and first mortgage debt.  In addition, we used various sources of unsecured financing including drawing on various bridge equity lines and issuing long term notes payable. We view these unsecured financing sources as an efficient and accretive means to acquire properties in advance of raising equity capital.

Our interest expense in future periods will vary based on our level of future borrowings, which will depend on the level of proceeds raised in the Offering, the cost of borrowings, and the opportunity to acquire real estate assets which meet our investment objectives.

Other Income

During the three months ended March 31, 2009 we incurred a gain of approximately $37,000 related to marking our derivative instruments to market. No such gain was incurred during the three months ended March 31, 2008 as we had no derivative instruments outstanding.

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

FFO is presented in the following table for the period ended as indicated.  FFO is not applicable for the three months ended March 31, 2009, as no dividends were paid during such period.

Three Months Ended March 31, 2009

Net loss	$(1,338,593)
Add:
Depreciation of real estate assets	1,362,132
Amortization of intangible lease assets	347,772
Amortization of below- and above-market leases	(78,773)
Mark-to-market adjustment (1)	(57,590)
FFO	$234,948

Dividends paid (2)	$220,205

FFO coverage ratio	106.70%
FFO payout ratio	93.7%
___________________________
(1) -	the Company excludes non-cash mark-to-market adjustments relating to its hedging activities from its FFO calculation.
(2) -	includes shares issued under the DRIP.

Cash Flows for the Three Months Ended March 31, 2009

During the three months ended March 31, 2009, net cash used in operating activities was approximately $1,215,000. The level of cash flows provided by (used in) operating activities is affected by both the timing of interest payments and amount of borrowings outstanding during the period. It is also affected by the receipt of scheduled rent payments and disbursement of deposits required in connection with property acquisitions. Prepaid expenses and other assets increased by approximately $875,000 principally resulting from the acquisition $636,000 of non-real estate investment furniture and fixtures during the three months ended March 31, 2009. Accounts payable and accrued expenses decreased by approximately $238,000, the majority of which relates to professional fees, accrued interest and finance coordination fees.

Net cash used in investing activities during the three months ended March 31, 2009 was approximately $163,000, relating to prior period acquisition related costs.

Net cash provided by financing activities totaled approximately $1,070,000 during the three months ended March 31, 2009. Such amount consisted primarily of net proceeds from other notes payable and issuance of common stock of approximately $9,428,000 and $6,494,000, respectively. These amounts were offset by the satisfaction of our short-term bridge funds and related party bridge facility of $8,000,000 and approximately $5,765,000, respectively. During the period, we issued 747,833 shares of common stock which generated approximately $7,437,000 of gross proceeds, reduced by approximately $943,000 of related offering costs and commissions. Net cash of approximately $145,000 was used for shareholder dividends. Net cash was increased by approximately $21,000 related to a decrease in restricted cash.

Cash paid for interest during the three months ended March 31, 2009 was approximately $2.5 million.

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

 Liquidity and Capital Resources

We expect to continue to raise capital through the sale of our common stock and to utilize the net proceeds from the sale of our common stock and proceeds from secured financings to complete future property acquisitions and satisfy outstanding short-term bridge equity amounts. As of March 31, 2009, we issued 2,032,514 shares of common stock, including 339,077 shares issued in connection with an acquisition in March 2008. Total gross proceeds from these issuances were $19,229,978. As of March 31, 2009, the aggregate value of all share issuances and subscriptions outstanding was $21,997,084 based on a per share value of $10.00 (or $9.50 for shares issued under the DRIP). This amount includes stock subscriptions of $1,683,755 which are maintained at our third-party escrow agent, to be released when certain escrow requirements have been achieved.

In addition, we expect to continue to raise capital through the issuance of unsecured notes payable.  Proceeds from such issuances will augment the capital being raised through the sale of common stock.  We believe our notes programs offer an efficient and cost effective source of funds.  The term of these notes will generally be between three and five years.  Total gross proceeds from note issuances for the quarter ended March 31, 2009 totaled $9,428,000.

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

We expect to meet our future short-term operating liquidity requirements through net cash provided by our current property operations and the operations of properties to be acquired in the future. Management also expects that our properties will generate sufficient cash flow to cover operating expenses and the payment of a monthly distribution. Other potential future sources of capital include proceeds from secured or unsecured financings from banks or other lenders, proceeds from the sale of properties, undistributed funds from operations, and proceeds from fee waivers and refunds.

On February 25, 2008, our board of directors declared a distribution for each monthly period commencing 30 days subsequent to acquiring our initial portfolio of real estate investments, payable in cash on the 2nd day following each month end to stockholders of record at the close of business each day during the applicable period. We acquired our initial real estate investment on March 5, 2008.  Accordingly, our daily dividend commenced accruing on April 5, 2008.  The REIT’s initial distribution payment was paid to shareholders on May 21, 2008 representing dividends accrued from April 5, 2008 through April 30, 2008.  Subsequently, we modified the payment date to the 2nd day following each month end to stockholders of record at the close of business each day during the applicable period.  The distribution is calculated based on stockholders of record each day during the applicable period at a rate of $0.00178082191 per day, and equals a daily amount that, if paid each day for a 365-day period, would equal a 6.5% annualized rate based on the share price of $10.00.  On November 5, 2008, the board of directors approved an increase in our annual cash distribution from $.65 to $.67 per share.  Based on a $10.00 share price, this 20 basis point increase, effective January 2, 2009, will result in an annualized distribution rate of 6.7%. During the three months ended March 31, 2009, distributions paid totaled $220,205 inclusive of $74,744 of common shares issued under the dividend reinvestment plan.  As of March 31, 2009, cash used to pay our distributions was entirely generated from funds received from operating activities and fee waivers from our advisor.  Our distributions have not been paid from any other sources.  We have continued to pay distributions to our shareholders each month since our initial dividend payment.

The payment terms of our loan obligations vary. In general, principal and interest is payable monthly with all unpaid principal and interest due at maturity. Certain of our mortgage loans have initial payments of interest only but require principal repayment in subsequent years. Our loan agreements stipulate that we comply with specific reporting and financial covenants. As of March 31, 2009, we were in compliance with the debt covenants under our loan agreements.

Our Advisor may, with approval from our independent board of directors, seek to borrow short-term bridge equity that, combined with secured mortgage financing, exceeds our targeted leverage ratio. Such short-term bridge equity may be derived from the $10.0 million revolving bridge equity facility established between principals of the Advisor and the O.P. or the $10.0 million related party bridge facility established between ARC Bridge and the REIT as described in Note 10 of our financial statements — Related-Party Transactions and Arrangements. In addition, short-term bridge equity may be obtained from third-parties on a case-by-case basis as acquisition opportunities present themselves simultaneous with our capital raising efforts. We view the use of short-term bridge equity as an efficient and accretive means of acquiring real estate in advance of raising equity capital. Accordingly, we can take advantage of buying opportunities as we expand our fund raising activities. As additional equity capital is obtained in connection with our offering, these short-term bridge equity investments will be satisfied. As of March 31, 2009, we had $4.7 million of bridge equity outstanding under our related party revolving bridge equity facility, bridge equity of approximately $6.7 million under our related party bridge equity facility, and approximately $4.0 million of convertible redeemable preferred equity. Excluding such short-term bridge equity, our leverage ratio approximated 68% (secured mortgage notes payable as a percentage of total real estate investments, at cost) as of March 31, 2009.

As of March 31, 2009, we had cash of approximately $579,000, which we expect to be used primarily to satisfy short-term bridge funds, pay operating expenses and pay stockholder distributions. In addition, the approximate $17.9 million of debt and other contractual obligations coming due during the remainder of 2009 will be paid with proceeds from our Offering.

Contractual Obligations

The following is a summary of our contractual obligations as of March 31, 2009:

		Payments Due During the Years Ending December 31
Contractual Obligations	Total	Remainder of 2009	2010-2011	2012-2013	Thereafter
Mortgage notes payable (1)	$112,437,533	$721,237	$2,867,407	$60,772,029	$48,126,860
Short-term convertible redeemable preferred equity	3,995,000	3,995,000	—	—	—
Related party bridge equity (1)	6,500,000	6,500,000	—	—	—
Related party bridge equity facility (1)	6,665,515	6,665,515	—	—	—
Other notes payable	10,517,523		10,517,523
Purchase obligations (2)	—	—	—	—	—
	$140,165,571	$17,881,752	$2,867,407	$60,772,029	$48,126,860
___________________________

(1)
Amounts include principal payments only. We incurred interest expense of approximately $2,314,000, excluding amortization of deferred financing costs, during the three months ended March 31, 2009, and expect to incur interest in future periods on outstanding debt obligations.

(2)	The Company has agreed to purchase a Federal Express distribution center, subject to due diligence and underwriting procedures. The transaction is expected to close in the second quarter of 2009.

Election as a REIT

We are qualified and have elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code commencing with our taxable year ended December 31, 2008. We generally are not be subject to federal corporate income tax to the extent we distribute our REIT taxable income to our stockholders, and so long as we distribute at least 90% of our REIT taxable income. REITs are subject to a number of other organizational and operational requirements. We may be subject to certain state and local taxes on our income and property, and federal income and excise taxes on our undistributed income.

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

Related-Party Transactions and Agreements

We have entered into agreements with American Realty Capital II, LLC and its wholly-owned affiliates, whereby we pay certain fees or reimbursements to our Advisor or its affiliates for acquisition fees and expenses, organization and offering costs, sales commissions, dealer manager fees, asset and property management fees and reimbursement of operating costs. See Note 10 to our consolidated financial statements included in this report for a discussion of the various related-party transactions, agreements and fees.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to interest rate changes primarily as a result of long-term debt used to acquire properties.  Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, we may borrow at fixed rates or variable rates with the lowest margins available and in some cases, the ability to convert variable rates to fixed rates. With regard to variable rate financing, we will assess interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities.  At March 31, 2009, our interest rate exposure was mitigated by various hedging instruments - See Note 6 and Note 7.

We do not have any foreign operations and thus we are not exposed to foreign currency fluctuations.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

As of the end of the period covered by this Quarterly Report on Form 10-Q, we are not a party to, and none of our properties are subject to, any material pending legal proceedings.

Item 1A. Risk Factors

There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for year ended December 31, 2008.

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

No shares were redeemed under this program during the quarter ended March 31, 2009.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 4T. Controls and Procedures

In accordance with Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q and determined that the disclosure controls and procedures are effective.

No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended March 31, 2009 that has materially affected, or is reasonable likely to materially affect, our internal controls over financial reporting.

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

American Realty Capital Trust, Inc. (Registrant)

By:	/s/ Nicholas S. Schorsch

Nicholas S. Schorsch
Chief Executive Office

By:	/s/ Brian S. Block

Brian S. Block
Senior Vice President, Chief Financial Office, and Principal Accounting Officerr

Date: May 8, 2009

EXHIBIT INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (and are numbered in accordance with Item 601 of Regulation S-K).

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