Form 10-Q
period 2009-06-30
American Realty Capital Trust, Inc.
filed 2009-08-14
CIK 1410997

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
 (Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

The number of outstanding shares of the registrant’s common stock on August 13, 2009 was 6,437,921 shares.

AMERICAN REALTY CAPITAL TRUST, INC.

PART I - Financial Information

Item 1. Financial Statements

AMERICAN REALTY CAPITAL TRUST, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2009 (Unaudited)	December 31, 2008
ASSETS
Real estate investments, at cost:
Land	$22,278,223	$22,300,442
Buildings, fixtures and improvements	126,207,009	126,022,191
Acquired intangible lease assets	16,448,018	16,448,018
Total real estate investments, at cost	164,933,250	164,770,631
Less accumulated depreciation and amortization	(6,476,256)	(3,056,449)
Total real estate investments, net	158,456,994	161,714,182

Cash	3,429,763	886,868
Restricted cash	44,729	47,937
Prepaid expenses and other assets	2,481,878	302,472
Deferred financing costs, net	2,668,140	1,990,992
Total assets	$167,081,504	$164,942,451

LIABILITIES AND STOCKHOLDERS’ EQUITY

Short-term bridge funds:
Short-term bridge funds	$—	$11,953,796
Related party bridge facility	3,053,172	8,477,163
Related party convertible bridge revolver	—	6,500,000
Short-term convertible redeemable preferred	—	3,995,000
Total short-term bridge funds	3,053,172	30,925,959

Mortgage notes payable	112,249,667	112,741,810
Long-term notes payable	13,000,000	1,089,500
Below-market lease liabilities, net	9,242,748	9,400,293
Derivatives, at fair value	2,583,274	4,232,865
Due to affiliates	—	2,223,144
Accounts payable and accrued expenses	784,974	1,687,932
Deferred rent and other liabilities	796,975	781,538
Distributions payable	217,476	69,263
Investor contributions held in escrow	30,824	30,824
Total liabilities	141,959,110	163,183,128

Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value; 240,000,000 shares authorized, 4,332,141 and 1,276,814 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	43,321	12,768
Additional paid-in capital	34,274,297	9,219,901
Accumulated other comprehensive loss	(1,607,183)	(2,675,515)
Accumulated deficit	(7,588,041)	(4,797,831)
Total stockholders’ equity	25,122,394	1,759,323
Total liabilities and stockholders’ equity	$167,081,504	$164,942,451

The accompanying notes are an integral part of these financial statements

AMERICAN REALTY CAPITAL TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues:
Rental income	$2,935,069	$1,348,082	$5,862,009	$1,562,508

Expenses:
Property management fees to affiliate	—	—	—	4,230
General and administrative	72,298	83,740	197,610	272,599
Depreciation and amortization	1,729,909	736,483	3,459,819	907,960
Total operating expenses	1,802,207	820,223	3,657,429	1,184,789
Operating income	1,132,862	527,859	2,204,580	377,719

Other income (expense):
Interest expense	(2,318,504)	(1,180,260)	(4,770,129)	(1,371,970)
Interest income	510	1,216	4,979	1,216
Gains on derivative instruments	512,121	196,816	548,966	196,816
Total other expenses	(1,805,873)	(982,228)	(4,216,184)	(1,173,938)
Net loss	$(673,011)	$(454,369)	$(2,011,604)	$(796,219)

Basic and diluted weighted average
common shares outstanding	3,151,715	860,102	2,343,796	497,057

Basic and diluted loss per share	$(0.21)	$(0.53)	$(0.86)	$(1.60)

The accompanying notes are an integral part of these financial statements

AMERICAN REALTY CAPITAL TRUST, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
SIX MONTHS ENDED JUNE 30, 2009
(Unaudited)

	Common Stock
	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance, December 31, 2008	1,276,814	$12,768	$9,219,901	$(4,797,831)	$(2,675,515)	$1,759,323
Issuance of common stock	3,030,568	30,306	30,065,308	—	—	30,095,614
Offering costs, commissions and dealer manager fees	—	—	(5,245,876)	—	—	(5,245,876)
Common stock issued through dividend reinvestment program	24,759	247	234,964	—	—	235,211
Distributions declared	—	—	—	(778,606)	—	(778,606)
Designated derivatives fair value adjustment	—	—	—	—	1,068,332	1,068,332
Net loss	—	—	—	(2,011,604)	—	(2,011,604)
Total comprehensive loss	—	—	—	—	—	(943,272)
Balance, June 30, 2009	4,332,141	$43,321	$34,274,297	$(7,588,041)	$(1,607,183)	$25,122,394

The accompanying notes are an integral part of these financial statements

AMERICAN REALTY CAPITAL TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(2,011,604)	$(796,219)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,764,275	760,540
Amortization of intangibles	695,544	147,420
Amortization of deferred finance costs	276,445	32,162
Accretion of below-market lease liability	(157,545)	-
Gains on derivative instruments	(548,966)	(196,816)
Changes in assets and liabilities:
Prepaid expenses and other assets	(2,219,418)	(125,004)
Accounts payable and accrued expenses	(935,251)	603,201
Due to affiliates	(2,223,144)	-
Deferred rent and other liabilities	15,437	501,040
Net cash (used in) provided by operating activities	(4,344,227)	926,324

Cash flows from investing activities:
Investment in real estate and other assets	(162,619)	(39,917,898)
Net cash used in investing activities	(162,619)	(39,917,898)

Cash flows from financing activities:
Proceeds on mortgage notes payable	-	28,407,500
Payments on mortgage notes payable	(492,143)	(72,426)
Payments on related party bridge facility	(5,423,991)	-
Proceeds on related party convertible bridge revolver	-	6,500,000
Payments on related party convertible bridge revolver	(6,500,000)	-
Payments on short-term bridge funds	(11,953,796)	-
Payments on short-term convertible redeemable preferred	(3,995,000)	-
Proceeds from long-term notes payable	11,910,500	-
Proceeds from issuance of common stock, net	24,849,738	5,621,789
Payments of deferred financing costs	(953,593)	(838,829)
Distributions paid	(395,182)	(57,291)
Restricted cash	3,208	(42,500)
Net cash provided by financing activities	7,049,741	39,518,243

Net increase in cash	2,542,895	526,669
Cash, beginning of period	886,868	—
Cash, end of period	$3,429,763	$526,669

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Debt assumed in real estate acquisitions	$—	$41,918,796
Common share issuance in real estate acquisition	$—	$2,609,971
Investor contributions held in escrow	$—	$472,548
Non-cash acquisition costs	$—	$76,300
Cash paid for interest	$4,909,397	$970,481

The accompanying notes are an integral part of these financial statements

AMERICAN REALTY CAPITAL TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(Unaudited)

Note 1 — Organization

American Realty Capital Trust, Inc. (the “Company”), incorporated on August 17, 2007, is a newly formed Maryland corporation that qualified as a real estate investment trust (“REIT”) for federal income tax purposes during the taxable year ended December 31, 2008. On January 25, 2008, the Company commenced an initial public offering on a “best efforts” basis of up to 150,000,000 shares of common stock offered at a price of $10.00 per share, subject to certain volume and other discounts, pursuant to a Registration Statement on Form S-11 filed with the Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, as amended (the “Offering”). The Registration Statement also covered up to 25,000,000 shares available pursuant to a distribution reinvestment plan (the “DRIP”) under which our stockholders may elect to have their distributions reinvested in additional shares of the Company’s common stock at the greater of $9.50 per share or 95% of the estimated value of a share of common stock. The Company sold 20,000 shares to American Realty Capital II, LLC (the “Sponsor”) on August 17, 2007, at $10.00 per share. As of June 30, 2009, the Company issued 4,332,141 shares of common stock, including 339,077 shares issued in connection with an acquisition in March 2008. Total gross proceeds from these issuances were $42,050,937. As of June 30, 2009, the aggregate value of all share issuances and subscriptions outstanding was $45,325,046 based on a per share value of $10.00 (or $9.50 for shares issued under the DRIP). This amount includes stock subscriptions of $2,023,896 which are maintained at the Company’s third-party escrow agent, to be released when certain escrow requirements have been achieved.

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

The Company acquires and operates commercial properties. All such properties may be acquired and operated by the Company alone or jointly with another party. As of June 30, 2009, the Company owned 92 properties comprising approximately 713,000 square feet of freestanding, single tenant commercial space. As of June 30, 2009, these properties were 100% occupied.  The following table lists tenants whose rental income represented greater than 10% of consolidated income for the six months ended June 30, 2009 and 2008:

	Six Months Ended June 30,
	2009	2008
PNC Bank	32%	-%
Harleysville National Bank	27%	58%
Rockland Trust Company	22%	27%
Rite Aid	13%	-%
Federal Express (a)	-%	15%

(a)	Percentage for the six months ended June 30, 2009 was approximately 6%.

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
June 30, 2009
(Unaudited)

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or consolidated pursuant to the rules and regulations of the Securities and Exchange Commission. Management believes, however, that the disclosures are adequate to make the information presented not misleading. The unaudited interim consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2008. In management’s opinion, all adjustments necessary to present fairly the consolidated financial position of the Company and the consolidated results of its operations and its cash flows, have been included in these consolidated interim financial statements. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

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

Real Estate Investments

The Company records acquired real estate at cost and makes assessments as to the useful lives of depreciable assets. The Company considers the period of future benefit of the asset to determine the appropriate useful lives. Depreciation is computed using the straightline method over the estimated useful lives of 40 years for buildings, five to ten years for building fixtures and improvements and the remaining lease term for acquired intangible lease assets.

Impairment of Long Lived Assets

The Company follows Statement of Financial Accounting Standards (“SFAS”) No.144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), which establishes a single accounting model for the impairment or disposal of long-lived assets. SFAS No.144 requires that the operations related to properties that have been sold or properties that are intended to be sold be presented as discontinued operations in the statement of operations for all periods presented, and properties intended to be sold to be designated as “held for sale” on the balance sheet.

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
June 30, 2009
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

As of June 30, 2009 and December 31, 2008, acquired lease intangible assets consisted of above-market leases and in-place lease intangibles totaling $16,448,018, with accumulated amortization of $1,217,600 and $522,056, as of June 30, 2009 and December 31, 2008, respectively. The estimated amortization expense for the years 2009, 2010, 2011, 2012 and 2013 will be approximately $1,043,000, $1,391,000, $1,391,000, $1,391,000 and $1,391,000, respectively. In addition, below-market lease liabilities totaled $9,426,551with accumulated amortization of $183,803 and $26,258 as of June 30, 2009 and December 31, 2008, respectively. The estimated accretion to revenues for the years 2009, 2010, 2011, 2012 and 2013 will be approximately $236,000, $315,000, $315,000, $315,000, and $315,000, respectively.

AMERICAN REALTY CAPITAL TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
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

SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133,” (“SFAS No. 161”), amends and expands the disclosure requirements of SFAS No. 133, “Accounting For Derivative Instruments and Hedging Activities,” (“SFAS No. 133”) with the intent to provide users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about the fair value of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments.

As required by SFAS No. 133, the Company records all derivatives on the balance sheet at fair value.  The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Derivatives may also be designated as hedges of the foreign currency exposure of a net investment in a foreign operation. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge.  The Company may enter into derivative contracts that are intended to economically hedge certain of its risk, even though hedge accounting does not apply or the Company elects not to apply hedge accounting under SFAS No. 133.

Investor contributions held in Escrow

The Company is currently engaged in a public offering of its common stock. Included in investor contributions held in escrow on the accompanying balance sheets is $30,824 of offering proceeds for which shares of common stock had not been issued as of June 30, 2009.

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

Organization, Offering, and Related Costs

Organization and offering costs (other than selling commissions and the dealer manager fee) of the Company may be paid by the Advisor, the Dealer Manager or their affiliates on behalf of the Company. Such organization and offering costs include all expenses to be paid by the Company in connection with the Offering, including but not limited to (i) legal, accounting, printing, mailing, and filing fees; (ii) escrow related fees; (iii) reimbursement of the Dealer Manager for amounts it may pay to reimburse the bona fide diligence expenses of broker-dealers; and (iv) reimbursement to the Advisor for the salaries of its employees and other costs in connection with preparing supplemental sales materials. Pursuant to the Advisory Agreement and the Dealer Manager Agreement, the Company is obligated to reimburse the Advisor or its affiliates, as applicable, for organization and offering costs paid by them on behalf of the Company, provided that the Advisor is obligated to reimburse the Company to the extent organization and offering costs (excluding selling commissions, the dealer manager fee and bonafide due diligence cost reimbursements) incurred by the Company in the Offering exceed 1.5% of gross offering proceeds. As a result, these costs are only a liability of the Company to the extent selling commissions, the dealer manager fee and other organization and offering costs do not exceed 15% of the gross proceeds of this Offering – See Note 10 – Related Party Transactions and Arrangements.

AMERICAN REALTY CAPITAL TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(Unaudited)

Reportable Segments

The Financial Accounting Standards Board (“FASB”) issued SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” (“SFAS No. 131”), which establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments. The Company determined that it has one reportable segment, with activities related to investing in real estate. The Company’s investments in real estate generate rental revenue and other income through the leasing of properties, which comprised 100% of our total consolidated revenues for the three and six-month periods ended June 30, 2009 and 2008. Although the Company’s investments in real estate will be geographically diversified throughout the United States, management evaluates operating performance on an individual property level. The Company’s properties have been aggregated into one reportable segment.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) expands the definition of a business combination and requires the fair value of the purchase price of an acquisition, including the issuance of equity securities, to be determined on the acquisition date. SFAS No. 141(R) also requires that all assets, liabilities, contingent considerations, and contingencies of an acquired business be recorded at fair value at the acquisition date. In addition, SFAS No. 141(R) requires that acquisition costs generally be expensed in the period incurred and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period to impact income tax expense. SFAS No. 141(R) is effective for fiscal years beginning on or after December 15, 2008 with early adoption prohibited. The effective date for the Company is January 1, 2009. The adoption of SFAS No. 141(R) did not have a material effect on the Company’s results of operations and financial position.

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

AMERICAN REALTY CAPITAL TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(Unaudited)

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” an amendment of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 161”), requires entities to provide greater transparency about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, and how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. The statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of SFAS No. 161 did not have a material effect on the Company’s results of operations and financial position.

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. 142-3, which amends the factors that must be considered in developing renewal or extension assumptions used to determine the useful life over which to amortize the cost of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” The FSP requires an entity to consider its own assumptions about renewal or extension of the term of the arrangement, consistent with its expected use of the asset, and is an attempt to improve consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141, “Business Combinations.” The FSP is effective for fiscal years beginning after December 15, 2008, and the guidance for determining the useful life of a recognized intangible asset must be applied prospectively to intangible assets acquired after the effective date. The adoption of the FSP did not have a significant impact on the Company’s results of operations, financial condition or liquidity.

In June 2008, the FASB issued FSP Emerging Issues Task Force (“EITF”) No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” Under the FSP, unvested share-based payment awards that contain rights to receive nonforfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing EPS. The FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. The adoption of the FSP did not have a material effect on the Company’s results of operations and financial position.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”), which establishes accounting standards for recognition and disclosure of events that occur after the balance sheet date but before financial statements are issued. These standards are essentially similar to current accounting principles with few exceptions that do not result in a change in general practice. This SFAS is effective on a prospective basis for interim or annual financial periods ending after June 15, 2009. The Company adopted this pronouncement effective June 30, 2009. The required disclosures upon adoption of this statement can be found in Note 14.

In April 2009, the FASB issued FSP SFAS No. 107-1 and APB Opinion No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” (“FSP SFAS No. 107-1 and APB Opinion No. 28-1”). FSP SFAS No. 107-1 and APB Opinion No. 28-1 requires fair value disclosures for financial instruments that are not reflected in the Condensed Consolidated Balance Sheets at fair value. Prior to the issuance of FSP SFAS No. 107-1 and APB Opinion No. 28-1, the fair values of those assets and liabilities were disclosed only once each year. With the issuance of FSP SFAS No. 107-1 and APB Opinion No. 28-1, this information will be required to be disclosed on a quarterly basis, providing quantitative and qualitative information about fair value estimates for all financial instruments not measured in the Condensed Consolidated Balance Sheets at fair value. FSP SFAS No. 107-1 and APB Opinion No. 28-1 was adopted by the Company in the second quarter of 2009. The adoption of this staff position did not have a material impact on the Company’s results of operations or financial position.

In April 2009, the FASB issued FSP SFAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP SFAS No. 157-4”). FSP SFAS No. 157-4 clarifies the methodology used to determine fair value when there is no active market or where the price inputs being used represent distressed sales. FSP SFAS No. 157-4 also reaffirms the objective of fair value measurement, as stated in SFAS No. 157, “Fair Value Measurements,” which is to reflect how much an asset would be sold for in an orderly transaction. It also reaffirms the need to use judgment to determine if a formerly active market has become inactive, as well as to determine fair values when markets have become inactive. FSP SFAS No. 157-4 was adopted by the Company in the second quarter of 2009. The adoption of this staff position did not have a material impact on the Company’s results of operations or financial position.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 168”). SFAS No. 168 requires that the FASB Accounting Standards Codification (the “Codification”) become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Once the Codification is in effect, all of its content will carry the same level of authority, effectively superseding SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company expects that the adoption of SFAS 168 will not have a significant impact on its financial statements or disclosures.

In June 2009, the FASB issued Statement No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”). SFAS 167 changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS No. 167 will be applied prospectively and will be effective for interim and annual reporting periods ending after November 15, 2009. The adoption of this statement is not anticipated to have a material impact on the Company’s consolidated financial statements.

AMERICAN REALTY CAPITAL TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(Unaudited)

Note 3 — Real Estate Acquisitions

No real estate investments were acquired during the six months ended June 30, 2009. The following table represents the Company’s real estate portfolio as of June 30, 2009:

Seller / Property Name	Acquisition Date	No. of Buildings	Square Feet	Remaining Lease Term (1)	Base Purchase Price (2)	Capitalization Rate (3)	Total Purchase Price (4)	Net Operating Income (5)

Federal Express Distribution Center	March 2008	1	55,440	9.42	$9,694,179	7.53%	10,207,674	$730,065
Harleysville National Bank Portfolio	March 2008	15	177,774	13.51	40,976,218	7.48%	41,675,721	3,063,912
Rockland Trust Company Portfolio	May 2008	18	121,057	12.09	32,188,000	7.86%	33,117,419	2,529,665
PNC Bank (formally National City Bank)	Sept. & Oct. 2008	2	8,403	19.64	6,663,786	8.21%	6,853,419	546,943
Rite Aid Portfolio	September 2008	6	74,919	14.04	18,575,727	7.79%	18,839,392	1,446,843
PNC Bank Portfolio	November 2008	50	275,436	9.42	42,285,714	7.35%	44,813,074	3,107,754
Total		92	713,029	12.10	$150,383,624	7.60%	155,506,699	$11,425,182
________________________
(1) -	Remaining lease term as of June 30, 2009, in years. If the portfolio has multiple locations with varying lease expirations, the remaining lease term is calculated on a weighted-average basis.
(2) -	Contract purchase price excluding acquisition related costs.
(3) -	Net operating income divided by base purchase price.
(4) -	Base purchase price plus all acquisition related costs.
(5) -	Annualized 2009 rental income less property operating expenses, as applicable.

AMERICAN REALTY CAPITAL TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(Unaudited)

Note 4 — Mortgage Notes Payable

The following table represents the mortgages outstanding as of June 30, 2009:

Property	Encumbered Properties	Outstanding Loan Amount	Effective Interest Rate		Interest Rate	Maturity

Federal Express Distribution Center	1	$6,965,000	6.29%		Fixed	September 2037
Harleysville National Bank Portfolio	15	31,000,000	6.59%	(1)	Fixed	January 2018
Rockland Trust Company Portfolio	18	23,880,175	4.92%	(2)	Variable	May 2013
PNC Bank (formally National City Bank)	2	4,447,953	4.89%	(3)	Variable	September 2013
Rite Aid Portfolio	6	12,808,265	6.97%		Fixed	September 2017
PNC Bank Portfolio	50	33,148,274	5.25%	(4)	Variable	November 2013
Total	92	$112,249,667
________________________

(1) -	The effective interest rate resets at the end of year five to the then current 5-year Treasury rate plus 2.25%, but in no event will be less than 6.5%.
(2) -	The Company limited its interest rate exposure by entering into a rate lock agreement with a LIBOR floor and cap of 3.54% and 4.125% (initial year), respectively.
(3) -
The Company limited its interest rate exposure by entering into a rate lock agreement with a LIBOR floor and cap of 3.37% and 4.45% (initial year), respectively, for a notional contract amount of approximately $4,115,000 and a fixed rate of 3.565% on a notional contract amount of approximately $385,000.

(4)	The Company limited its interest rate exposure by entering into a rate lock agreement that swapped the underlying variable rate for a fixed rate of 3.60%, plus a spread of 1.65%.

AMERICAN REALTY CAPITAL TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(Unaudited)

The following table summarizes the scheduled aggregate principal repayments for the five years subsequent to June 30, 2009:

Mortgage Notes
2009 (Remaining portion of year)	$483,371
2010	1,012,332
2011	1,855,075
2012	1,991,443
2013	58,780,586
2014 and thereafter	48,126,860

Total	$112,249,667

As of June 30, 2009, the Company was in compliance with the its debt covenants under the loan agreements.

Note 5 — Long-Term Notes Payable

As of June 30, 2009, the Company had issued $13,000,000 of notes payable (the “Notes”) in a private placement pursuant to Rule 506 of Regulation D promulgated under the Securities Act.  The proceeds of the private placement were used to repay the short-term bridge equity (see Note 8 – Bridge Equity).

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

As of June 30, 2009, the Company was in compliance with all covenants included within the Note agreement.

Note 6 — Fair Value of Financial Instruments

Effective January 1, 2008, the Company adopted the provisions of SFAS No. 157, “Fair Value Measurements,” (“SFAS No. 157”) which did not have a material effect on the Company’s consolidated financial statements.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The SFAS No. 157 framework for measuring fair value requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The Company determines fair value based on quoted prices when available or through the use of alternative approaches, such as discounting the expected cash flows using market interest rates commensurate with the credit quality and duration of the investment.  This alternative approach also reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves, and implied volatilities. SFAS No. 157’s hierarchy defines three levels of inputs that may be used to measure fair value:

AMERICAN REALTY CAPITAL TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties.  However, as of June 30, 2009, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives.  As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The following table presents information about the Company’s assets (including derivatives that are presented net) measured at fair value on a recurring basis as of June 30, 2009, aggregated by the level in the fair value hierarchy within with those instruments fall:

	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Balance as of June 30, 2009
Total derivatives, net	$—	$2,583,274	$—	$2,583,274

SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of the fair value of financial instruments for which it is practicable to estimate that value. The fair value of short-term financial instruments such as cash, restricted cash, due to affiliates, related party bridge facility and accounts payable and accrued expenses approximates their carrying value on the consolidated balance sheet. In addition, the fair value of long term notes payable approximates carrying value on the consolidated balance sheets.

The fair values of the Company’s remaining financial instruments that are not reported at fair value on the consolidated Balance Sheets are reported below:

	Fair Value of Financial Instruments
	June 30, 2009		December 31, 2008
	Carrying Value	Fair Value	Carrying Value	Fair Value

Mortgage notes payable	$112,249,667	$104,334,437	$112,741,810	$105,617,656

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

During 2009, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.  The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three and six months ended June 30, 2009, the Company recorded income (loss) of $64 and a ($311), respectively, related to hedge ineffectiveness in earnings.

AMERICAN REALTY CAPITAL TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(Unaudited)

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates that an additional $1,055,502 will be reclassified as an increase to interest expense.

As of June 30, 2009, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional

Interest Rate Swaps	2	$33,347,101
Interest Rate Collars	1	$4,115,268

Non-Designated Hedges

Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements of SFAS 133. The Company has one interest rate collar contract outstanding, with an aggregate notional amount of $23,901,052 at June 30, 2009, with an established ceiling and floor for the underlying variable rate at 4.125% and 3.54%, respectively. This contract was not able to be designated under SFAS No. 133 as it does not qualify for hedge accounting based on the results of the net written option test.  As such, all changes in the fair value of the interest rate collar have been included in the Company’s statement of operations for the three and six months ended June 30, 2009.  For the three and six months ended June 30, 2009, the Company has recorded income of $322,386 and $179,550, respectively. For the three and six months ended June 30, 2008, the Company recorded a loss of $196,816.

Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Balance Sheet as of June 30, 2009:

	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under SFAS No. 133

Interest Rate Products	Derivatives, at fair value	($1,515,754)

Derivatives not designated as hedging instruments under SFAS No. 133

Interest Rate Products	Derivatives, at fair value	($1,067,520)

Tabular Disclosure of the Effect of Derivative Instruments on the Income Statement

The tables below present the effect of the Company’s derivative financial instruments on the Consolidated Statements of Operations for the three and six months ended June 30, 2009:

AMERICAN REALTY CAPITAL TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(Unaudited)

Derivatives in SFAS No. 133 Cash Flow Hedging Relationships

Derivatives in SFAS No. 133 Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)
	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009

Interest Rate Derivatives	$708,810	$483,073

Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)

	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009		Three Months Ended June 30, 2009	Six Months Ended June 30, 2009

Interest Expense	($300,348)	($585,258)	Gains (Losses) on Derivative Instruments	$64	($311)

Derivatives Not Designated as Hedging Instruments Under SFAS No. 133

	Amount of Gain or (Loss) Recognized in Income on Derivative
Location of Gain or (Loss) Recognized in Income on Derivative	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009

Interest expense	$(189,671)	$(369,727)

Gains (losses) on
derivative instruments	512,057	549,277

Total	$322,386	$179,550
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

As of June 30, 2009, the fair value of derivatives in a net liability position, related to these agreements was $2,583,274. As of June 30, 2009, the Company has not posted any collateral related to these agreements and was not in breach of any agreement provisions. If the Company had breached any of these provisions at June 30, 2009, it could have been required to settle its obligations under the agreements at their aggregate termination value of $2,848,995.

Note 8 — Bridge Equity

During the year ended December 31, 2008, the OP entered into an agreement with the principals of the Advisor whereby the OP can make use of unsecured equity financing from the principals up to $10.0 million from time to time as needed to provide short-term bridge equity relating to property acquisitions and for general working capital purposes. Such short-term bridge equity is expected to be satisfied within a six-month period and will accrue a yield at 8%. In November 2008, the board approved an extension of the satisfaction period of an additional six months. In connection with the acquisition of the Harleysville National Bank and the Rockland Trust Company portfolios, the Company obtained bridge equity of $4.0 and $2.5 million, respectively. In March 2008, the Agreement was modified to allow outstanding draws to be converted into common shares at $9.00 per share at the Company’s election. These funds were repaid in full during the three months ended June 30, 2009.

During the year ended December 31, 2008, the REIT entered into an unsecured bridge equity facility with a related party, American Realty Capital Equity Bridge, LLC (“ARC Bridge”), whereby the REIT can obtain up to $10.0 million from time to time as needed to provide short-term equity financing relating to property acquisitions and for general working capital purposes - see Note 10 — Related-Party Transactions and Arrangements. During the six months ended June 30, 2009, the Company satisfied approximately $5.4 million of unsecured bridge equity. Such repayments were funded by proceeds from the sale of the Company’s common shares. The outstanding balance on the related party bridge equity facility was $3,053,172 as of June 30, 2009.

AMERICAN REALTY CAPITAL TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(Unaudited)

During the year ended December 31, 2008, the REIT obtained short-term bridge equity and short-term convertible redeemable preferred equity of approximately $12.0 million and $4.0 million, respectively, from an unrelated third party.  The bridge equity bore fixed preferred yields of between 8.0% and 12.49% and was satisfied, during the first quarter of 2009, from proceeds received from the issuance of notes payable, an additional drawdown on the related party bridge revolver and proceeds from the Company’s Offering. The short-term convertible redeemable preferred equity of approximately $4.0 million bore a fixed preferred yield of 14.27% and was satisfied in May 2009, from proceeds received from the issuance of notes payable and proceeds from the Company’s Offering. Such amounts were non-recourse.

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

Note 10 — Related-Party Transactions and Arrangements

Certain affiliates of the Company receive, and will continue to receive, fees and compensation in connection with the sale of the Company’s common stock, and the acquisition, management and sale of the assets of the Company. The Dealer Manager receives, and will continue to receive, a selling commission of up to 7.0% of gross offering proceeds before reallowance of commissions earned by participating broker-dealers. The Dealer Manager reallows, and intends to continue to reallow, 100% of commissions earned to participating broker-dealers. In addition, the Dealer Manager will receive up to 3.0% of the gross proceeds from the Offering, before reallowance to participating broker-dealers, as a dealer-manager fee. The Dealer Manager, in its sole discretion, may reallow all or a portion of its dealer-manager fee to such participating broker-dealers, based on such factors as the volume of shares sold by such participating broker-dealers and marketing support incurred as compared to those of other participating broker-dealers. No selling commissions or dealer-manager fees are paid to the Dealer Manager with respect to shares sold under the DRIP. During the three and six months ended June 30, 2009, the Company paid $2,125,868, and $2,831,880, respectively, to the Dealer Manager for commissions and dealer manager fees, of which $150,479 and $195,489, was reallowed to participating broker-dealers for the three and six months ended June 30, 2009, respectively. During the three and six months ended June 30, 2008, the Company paid $37,206, and $0, respectively, to the Dealer Manager for commissions and dealer manager fees, of which $0 and was reallowed to participating broker-dealers.

All organization and offering expenses associated with the sale of the Company’s common stock (excluding selling commissions and the dealer-manager fee) are paid for by the Advisor or its affiliates and are reimbursed by the Company up to 1.5% of gross offering proceeds. The Advisor receives an acquisition and advisory fee of 1.0% of the contract purchase price of each acquired property and will be reimbursed for acquisition costs incurred in the process of acquiring properties, but not to exceed 0.5% of the contract purchase price. In no event will the total of all fees and acquisition expenses payable with respect to a particular property or investment exceed 4.0% of the contract purchase price. The Company reimbursed organization and offering expenses of $2,090,817. Such amount includes $1,410,714 of offering costs incurred by the affiliated Advisor and Dealer Manager that exceeds 1.5% of gross offering proceeds earned as of June 30, 2009. The Advisor is obligated to reimburse the Company to the extent organization and offering costs (excluding selling commissions, the dealer manager fee and bonafide due diligence cost reimbursements) incurred by the Company in the Offering exceed 1.5% of gross proceeds. During the three and six months ended June 30, 2008, the Company reimbursed $0 and $119,207 for organizational and offering expenses, respectively. The organizational and offering expenses reimbursed during the six months ended June 30, 2008 were subsequently refunded by the Advisor to improve the Company’s overall working capital position. No acquisition related costs were reimbursed by the Company during the three and six months ended June 30, 2009. The Company incurred and paid acquisition advisory fees of $321,880 and $832,117 during the three and six months ended June 30, 2008, respectively.

AMERICAN REALTY CAPITAL TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(Unaudited)

The Advisor receives a financing coordination fee equal to 1.0% of amounts borrowed under such financing arrangements. No finance coordination fees were incurred during the three and six months ended June 30, 2009. During the three and six months ended June 30, 2008, the Company incurred and paid finance coordination fees of $244,125 and $623,775, respectively, to its affiliated Advisor.

The Company pays its affiliated Property Manager fees for the management and leasing of the Company’s properties. Such fees equal 2.0% of gross revenues from the Company’s single tenant properties and 4.0% of the gross revenues from its multi-tenant properties, plus reimbursement of the Property Managers’ costs of managing the properties. In the event that the Property Manager assists a tenant with tenant improvements, a separate fee may be charged to the tenant by the Property Manager at a fee not to exceed 5.0% of the cost of such tenant improvements. The Property Manager will be paid leasing commissions at prevailing market rates and may also receive a fee for the initial leasing of newly constructed properties, which generally would equal one month’s rent. The aggregate of all property management and leasing fees paid to affiliates plus all payments to third parties will not exceed the amount that other nonaffiliated management and leasing companies generally charge for similar services in the same geographic location. The Property Manager may subcontract its duties for a fee that may be less than the fee provided for in the property management agreement. The Property Manager elected to waive its management fees for the three and six months ended June 30, 2009. During the three and six months ended June 30, 2008, the Company incurred property management fees of $0 and $4,230, respectively. The property management fees incurred during the six months ended June 30, 2008 were subsequently refunded by the Property Manager to improve the Company’s working capital position.

The Company pays the Advisor an annualized asset management fee of up to 1.0% based on the aggregate contract purchase price of acquired real estate investments. The asset management fee is payable quarterly in advance on the first day of the month following the end of each calendar quarter end. Such advance fees cannot exceed estimated asset management fees for the subsequent two calendar quarterly periods. The Company incurred asset management fees of $28,000 during the three months ended March 31, 2009, which were subsequently refunded by the Advisor to improve the Company’s working capital position. The Advisor was entitled to asset management fees of $771,143 and $214,102 during the six months ended June 30, 2009 and 2008, respectively. These fees have been waived (not deferred) by the Advisor, contributing to the Company funding its distributions to shareholders entirely from cash generated from funds from operations. As of June 30, 2009, the Company paid the Advisor $950,000 of asset management fees for the subsequent two quarterly periods. Such amount is included within prepaid expenses on the accompanying balance sheet.

If the Advisor or its affiliates provides a substantial amount of services, as determined by the Company’s independent directors, in connection with the sale of property, the Company will pay the Advisor a brokerage commission not to exceed the lesser of one-half of a reasonable, customary and competitive real estate commission or 3.0% of the contract price for the property sold, inclusive of any commission paid to outside brokers provided, however, in no event may the real estate commissions paid to the Advisor, its affiliates or unaffiliated third-parties exceed 6% of the contract price. In addition, after investors have received a return of their net capital contributions and a 6.0% annual cumulative, non-compounded return, then the Advisor is entitled to receive 15.0% of remaining net sale proceeds. During the three and six months ended June 30, 2009 and 2008, the Company did not pay any fees or amounts to the Advisor relating to the sale of properties.

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

 The Company may reimburse the Advisor for all expenses it paid or incurred in connection with the services provided to the Company, subject to the limitation that the Company does not reimburse for any amount by which its operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of (i) 2.0% of average invested assets, or (ii) 25% of net income other than any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of assets for that period. The Company will not reimburse for personnel costs in connection with services for which the Advisor receives acquisition fees or real estate commissions. During the three and six months ended June 30, 2009 and 2008, the Company did not reimburse the Advisor for any such costs.

During the year ended December 31, 2008, the OP entered into an agreement with the principals of the Advisor whereby the OP can obtain up to $10,000,000 of bridge equity from the principals from time to time as needed to provide short-term bridge equity relating to property acquisitions or for general working capital purposes. Such bridge equity needs to be satisfied within a six month period and will accrue a yield of 8%. In November 2008, the board approved an extension of the satisfaction period of an additional six months. In connection with the acquisition of the Harleysville National Bank and the Rockland Trust Company portfolios, the Company obtained bridge equity of $4,000,000 and $2,500,000 respectively. This bridge equity was repaid during the six months ended June 30, 2009. During the three and six months ended June 30, 2009, the Company incurred related party interest expense of $81,130 and $209,350, respectively. During the three and six months ended June 30, 2008, the Company incurred related party interest expense of $112,658 and $130,192, respectively. As of June 30, 2009, these balances had been paid in full.

During the year ended December 31, 2008, the REIT entered into an unsecured bridge equity facility with a related party, American Realty Capital Equity Bridge, LLC (“ARC Bridge”), whereby the REIT can obtain bridge equity of up to $10,000,000 from time-to-time as needed to provide short-term bridge equity relating to property acquisitions and for general working capital purposes. ARC Bridge is a 50% joint venture between the Sponsor and an unrelated third party. Bridge equity investments from this facility accrue a yield at an annual rate of 30 day LIBOR plus 5% with a floor of 8%. This facility was used for two acquisitions during the year ended December 31, 2008. The bridge equity investments relating to the PNC bank locations (formerly National City Bank) and Rite Aid portfolio acquisitions were $ 1,329,576 and $5,335,939, respectively. These bridge equity investments are due one year from the investment date and can be satisfied at any time without penalty. During the six months ended June 30, 2009, the Company satisfied $5,423,991 of outstanding draws under this facility. The related yield on such short-term bridge equity was 8.11% for both the PNC and Rite Aid acquisitions for the three and six months ended June 30, 2009, respectively. The Company incurred interest expense on these advances of $112,808 and $263,521 for the three and six month periods ended June 30, 2009. During the three and six months ended June 30, 2008, the Company incurred interest expense on these advances of $112,658 and $130,192, respectively. As of June 30, 2009, $3,053,173 remained outstanding under this facility as well as $10,177 of accrued interest payable.

AMERICAN REALTY CAPITAL TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(Unaudited)

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

Note 12 — Independent Directors’ Stock Option Plan

The Company has a stock option plan (the “Plan”), which authorizes the grant of nonqualified stock options to the Company’s independent directors, subject to the absolute discretion of the board of directors and the applicable limitations of the Plan. The Company intends to grant options under the Plan to each qualifying director annually. The exercise price for all stock options granted under the Plan will be fixed at $10.00 per share until the termination of our initial public offering, and thereafter the exercise price for stock options granted to our independent directors will be equal to the fair market value of a share on the last business day preceding the annual meeting of stockholders. As of June 30, 2009, the Company had granted options to purchase 18,000 shares at $10.00 per share, each with a two year vesting period. A total of 1,000,000 shares have been authorized and reserved for issuance under the Plan. The Company accounts for the issuance of stock options under SFAS No. 123R, “Share-Based Payment,” which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including stock options related to the Plan, based on estimated fair values.

During the six months ended June 30, 2009, 9,000 options were granted, none were forfeited or exercised and 4,500 became vested. As of June 30, 2009, unvested options to purchase 13,500 shares at $10.00 per share remained outstanding with a weighted average contractual remaining life of approximately 9.25 years. The total compensation charge relating to these option grants under SFAS No. 123R is immaterial.

Note 13 — Net Loss Per Share

The following is a reconciliation of the numerator and denominator of the basic and diluted net loss per share computation for the three and six months ended June 30, 2009 and 2008:

	Basic and Diluted Three Months Ended June 30,	Basic and Diluted Three Months Ended June 30,	Basic and Diluted Six Months Ended June 30,	Basic and Diluted Six Months Ended June 30,
	2009	2008	2009	2008

Net loss	$ (673,011)	$ (454,369)	$(2,011,604)	$(796,219)
Total weighted average common shares outstanding	3,151,715	860,102	2,343,796	497,057
Loss per share	$ (0.21)	$ (0.53)	$(0.86)	$(1.60)

AMERICAN REALTY CAPITAL TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(Unaudited)

Note 14 — Subsequent Events

Sale of Shares of Common Stock

The Company has evaluated subsequent events through the filing of this Form 10-Q on August 14, 2009, and determined that there have not been any events that have occurred that would require adjustments to or additional disclosures in the unaudited consolidated financial statements except for the following transactions:

On July 1, 2009 the Company broke escrow on approximately $1.9 million of subscriptions from investors from Massachusetts and Pennsylvania, which were maintained at the Company’s third-party escrow agent, Boston Private Bank & Trust Company, until the Company had sold at least $45 million of shares of common stock.

As of August 13, 2009, the Company had issued 6,437,921 shares of common stock, including 339,077 shares issued in connection with an acquisition in March 2008. Total gross proceeds from these issuances were $64,393,404. As of August 13, 2009, approximately $1.19 billion (119 million shares) remained available for sale to the public under the Offering, exclusive of shares available under the DRIP.

Total capital raised to date is as follows:

Source of Capital	Inception to June 30, 2009	July 1 to August 13, 2009	Total
Common shares	$42,050,937	$22,342,467	$64,393,404
Notes payable	13,000,000	-	13,000,000
Exchange proceeds (1)	-	2,830,000	2,830,000
Total	$55,050,937	$25,172,467	$80,223,404

(1)
Includes amounts received by the Company in connection with transactions completed through its affiliate, American Realty Capital Exchange, LLC.  Such transactions include joint ventures whereby unaffiliated third-party investors co-invested in investment properties that are majority owned and controlled by the Company.

Real Estate Acquisitions

FedEx Freight Facility – Houston, TX

On July 8, 2009, the REIT acquired a 152,640 square foot, newly constructed freight facility located in Houston, TX, net leased to FedEx Freight and guaranteed by FedEx Corporation (the “FedEx Facility”).  The purchase price for the FedEx Facility is approximately $31.7 million. The Fed Ex Facility is net leased to FedEx, pursuant to which FedEx is required to pay substantially all operating expenses (other than the costs to maintain and repair the roof and structure of the building) and capital expenditures in addition to base rent, simultaneously with the acquisition of the properties.  The primary lease term is fifteen years, having commenced on October 16, 2008, and provides for up to two successive five-year extensions. Annual rent is approximately $2.6 million for the first year of the initial lease term, and annual rent will increase by 8% every five years.

The purchase price is funded by a combination of short-term bridge financing and proceeds from the sale of common shares.  The Company entered into a one-year bridge credit facility with a lender and received proceeds of approximately $15.9 million.  The credit facility bears interest at an annual rate of equal to 5.75%.  The remaining portion of the purchase price was funded using available funds under the Company’s related party bridge facilities and equity capital

Walgreens Location – Sealy, TX

On July 17, 2009, the REIT acquired a fee ownership interest in a 14,850 square foot Walgreens retail location net leased to Walgreens Co., located in Sealy, TX.  The Walgreens location is net leased to Walgreens Co., pursuant to which Walgreens Co. is required to pay substantially all operating expenses (including all costs to maintain and repair the roof and structure of the building) and capital expenditures in addition to base rent, simultaneously with the acquisition of the properties.  The primary lease term is twenty five years, having commenced June 18, 2007. Annual rent is $310,000.

The purchase price, excluding transaction costs and fees, is approximately $3.8 million and is comprised of a combination of mortgage financing, proceeds from the sale of common shares and funds received from an unaffiliated joint venture partner.  The Company entered into a ten-year financing agreement and received proceeds of approximately $1.6 million. The note agreement bears interest at an initial rate of 6.55%.  Upon completion of this acquisition, the Company owns an approximate 56% interest in the asset, while the joint venture investor owns an approximate 44% interest.

Real Estate Investments and Mortgage Notes

Subsequent to the acquisitions highlighted above, the Company has total real estate investments of approximately $191.0 million.  These assets are encumbered by long-term mortgage notes totaling $113.8 million, or aggregate first mortgage position leverage of 59.6%.

Bridge Equity

In July 2009, the Company repaid the remaining outstanding balance of $3,053,172 outstanding under its related party bridge facility.

In connection with acquiring the FedEx Facility, the Company utilized availability under its related party bridge equity facilities to partially fund the purchase and has subsequently began repaying such advances.  Outstanding short-term bridge equity advances as of August 12, 2009, total $4,803,172.

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

All forward-looking statements should be read in light of the risks identified in our Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC and the risks identified in this quarterly report.

Overview

We are a Maryland corporation that elected to be taxed as a real estate investment trust, or REIT, beginning with the taxable year ended December 31, 2008. On September 10, 2007, we filed a registration statement on Form S-11 with the SEC to offer a minimum of 750,000 shares and a maximum of 150,000,000 shares of common stock for sale to the public. The SEC declared the registration statement effective on January 25, 2008, at which time we launched our ongoing initial public offering. On March 11, 2008, we broke escrow in our ongoing initial public offering and then commenced our real estate operations. As of June 30, 2009, we issued 4,332,141 shares of common stock, including 339,077 shares issued in connection with an acquisition in March 2008. Total gross proceeds from these issuances were $42,050,937. As of June 30, 2009, the aggregate value of all share issuances and subscriptions outstanding was $45,325,046 based on a per share value of $10.00 (or $9.50 for shares issued under the DRIP). This amount includes stock subscriptions of $2,023,896 which are maintained at our third-party escrow agent, to be released when certain escrow requirements have been achieved. As of June 30, 2009, we had not redeemed any shares sold in our ongoing initial public offering pursuant to our share repurchase program. We are dependent upon the net proceeds from the offering to conduct our proposed operations.

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

We intend to continue our strategy of acquiring freestanding, single tenant properties through sale-leaseback and marketed transactions with in-place leases that have a minimum of ten years remaining under the primary term. Such leases generally include renewal options. We typically fund our acquisitions with a combination of equity and debt. We expect to arrange long-term financing on both a secured and unsecured fixed rate basis. We intend to continue to grow our existing relationships and develop new relationships throughout various markets we serve, which we expect will lead to further acquisition opportunities. We intend to have an overall leverage ratio as it relates to long-term secured mortgage financings of approximately 55% by the end of 2009.  This goal is expected to be realized by using lower amounts of long-term debt in connection with acquiring future real estate investments.  In certain cases, we may acquire properties using only equity capital.  Additionally, we generally arrange for our mortgage note agreements to include monthly principal payments together with interest.  This amortization results in lowering our overall mortgage notes balance on a continuous basis.

As of June 30, 2009, we owned 92 100% leased properties representing approximately 713,000 square feet, with a weighted average remaining lease term of 12.1 years. In constructing our portfolio, we are committed to diversification (industry, tenant and geography).  As of June 30, 2009, rental revenues derived from investment grade tenants (rated BBB+ or better by Standards & Poor) approximated 90%.  Our strategy encompasses receiving the majority of our revenue from investment grade tenants as we further acquire properties and enter into (or assume) long-term lease arrangements.

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

Investments in Real Estate

Investments in real estate are recorded at cost. Improvements and replacements are capitalized when they extend the useful life of the asset. Costs of repairs and maintenance are expensed as incurred. Depreciation is computed using the straightline method over the estimated useful lives of up to 40 years for buildings and improvements, five to ten years for fixtures and improvements and the shorter of the useful life or the remaining lease term for tenant improvements and leasehold interests.

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

We follow Statement of Financial Accounting Standards (“SFAS”) No.144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS No. 144”) which established a single accounting model for the impairment or disposal of long-lived assets including discontinued operations. SFAS No.144 requires that the operations related to properties that have been sold or properties that are intended to be sold be presented as discontinued operations in the statement of operations for all periods presented, and properties intended to be sold to be designated as “held for sale” on the balance sheet.

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

Purchase Price Allocation

Pursuant to SFAS No. 141R, “Business Combinations” we follow the purchase method of accounting for all business combinations. As such, we recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions.

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

Amounts allocated to land, buildings, equipment and fixtures are based on cost segregation studies performed by independent third-parties or on our analysis of comparable properties in our portfolio. Depreciation is computed using the straightline method over the estimated lives of 40 years for buildings, five to ten years for building equipment and fixtures, and the shorter of the useful life or the remaining lease term for tenant improvements.

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

SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133,” (“SFAS No. 161”)  amends and expands the disclosure requirements of SFAS No. 133  “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), with the intent to provide users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about the fair value of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments.

As required by SFAS No. 133, we record all derivatives on the balance sheet at fair value.  The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether we have elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Derivatives may also be designated as hedges of the foreign currency exposure of a net investment in a foreign operation. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge.  We may enter into derivative contracts that are intended to economically hedge certain of its risk, even though hedge accounting does not apply or we elect not to apply hedge accounting under SFAS No. 133.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2009 and 2008

As of June 30, 2009, we owned 92 properties which are 100% leased, compared to 34 properties which were 100% leased at June 30, 2008, an increase of approximately 171%. Accordingly, our results of operations for the three months ended June 30, 2009 as compared to the three months ended June 30, 2008 reflect significant increases in most categories.

Rental Income

Rental income increased approximately $1,587,000 to approximately $2,935,000 for the three months ended June 30, 2009, compared to approximately $1,348,000 for the three months ended June 30, 2008. The increase in rental income was driven by our acquisition of approximately $70.0 million of net leased property during the last two quarters of 2008. These properties, acquired at an average 7.56% cap rate, are leased from 10 to 20 years to primarily investment grade tenants.

Property Management Fees to Affiliate

American Realty Capital Properties, LLC has elected to waive the property management fees for the three months ended June 30, 2009. Such fees represent amounts paid to our affiliated property manager, American Realty Capital Properties, LLC, to manage and lease our properties. Property management fees of approximately $4,000 were incurred during the three months ended June 30, 2008. Our Property Manager elected to refund these fees subsequent to June 30, 2008 to improve our working capital.

General and Administrative Expenses

General and administrative expenses decreased 14% to approximately $72,000 for the three months ended June 30, 2009, compared to approximately $84,000 for the three months ended June 30, 2008.  During the three months ended June 30, 2009, the Advisor reimbursed $28,000 of asset management fees paid in the three months ended March 31, 2009.  The majority of the general and administrative expenses for the three months ended June 30, 2009 included $46,000 of amortized insurance expense relating to our directors’ and officers’ insurance policy, $33,000 of board member compensation and $16,000 of professional fees.

Depreciation and Amortization Expense

Depreciation and amortization expense increased approximately $993,000 to approximately $1,730,000 for the three months ended June 30, 2009, compared to approximately $737,000 for the three months ended June 30, 2008. The increase in depreciation and amortization expense was the result of our acquisition of approximately $70.0 million of real estate during the last two quarters of 2008. These properties were placed into service when acquired and were being depreciated for the full year to date. In contrast, the prior year number reflects the depreciation and amortization expense for a partial period as an acquisition of approximately $33.0 million of real estate occurred during May 2008.

Interest Expense

Interest expense increased approximately $1,139,000 to $2,319,000 for the three months ended June 30, 2009, compared to approximately $1,180,000 for the three months ended June 30, 2008. The increase in interest expense was the result of our purchase of 58 properties with a total value of approximately $70.0 million. These properties were purchased using proceeds from our Offering and first mortgage debt.  In addition, we used various sources of unsecured financing including drawing on various bridge equity lines and issuing long term notes payable. The average first mortgage debt balance for the three months ended June 30, 2009 and June 30, 2008 was $112,368,600 and $52,111,935, respectively. We view these unsecured financing sources as an efficient and accretive means to acquire properties in advance of raising equity capital.

Our interest expense in future periods will vary based on our level of future borrowings, which will depend on the level of proceeds raised in the Offering, the cost of borrowings, and the opportunity to acquire real estate assets which meet our investment objectives.

Other Income

Gains on derivative instruments increased approximately $315,000 to $512,000 for the three months ended June 30, 2009, compared to approximately $197,000 for the three months ended June 30, 2008.  These gains are related to marking our derivative instruments to market.

Comparison of the Six Months Ended June 30, 2009 and 2008

As of June 30, 2009, we owned 92 properties which are 100% leased, compared to 34 properties which were 100% leased at June 30, 2008, an increase of approximately 171%. Accordingly, our results of operations for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008 reflect significant increases in most categories.

Rental Income

Rental income increased approximately $4,300,000 to approximately $5,862,000 for the six months ended June 30, 2009, compared to approximately $1,562,000 for the six months ended June 30, 2008. The increase in rental income was driven by our acquisition of approximately $70.0 million of net leased property during the last two quarters of 2008. These properties, acquired at an average 7.56% cap rate, are leased from 10 to 20 years to primarily investment grade tenants.

Property Management Fees to Affiliate

American Realty Capital Properties, LLC has elected to waive the property management fees for the six months ended June 30, 2009. Such fees represent amounts paid to our affiliated property manager, American Realty Capital Properties, LLC, to manage and lease our properties. Property management fees of approximately $4,000 were incurred during the six months ended June 30, 2008. Our Property Manager elected to refund these fees subsequent to June 30, 2008 to improve our working capital.

General and Administrative Expenses

General and administrative expenses decreased 28% to approximately $198,000 for the six months ended June 30, 2009, compared to approximately $273,000 for the six months ended June 30, 2008. General and administrative expenses for the six months ended June 30, 2009 consisted primarily of $96,000 of amortized insurance expense relating to our directors’ and officers’ insurance policy, $52,000 of board member compensation and $21,000 of professional fees.

Depreciation and Amortization Expense

Depreciation and amortization expense increased approximately $2,552,000 to approximately $3,460,000 for the six months ended June 30, 2009, compared to approximately $908,000 for the six months ended June 30, 2008. The increase in depreciation and amortization expense was the result of our acquisition of approximately $70.0 million of real estate during the last two quarters of 2008. These properties were placed into service when acquired and were being depreciated for the full year-to-date. In contrast, the prior year number reflects the depreciation and amortization expense for a partial period as our first acquisition occurred during March of 2008.

Interest Expense

Interest expense increased approximately $3,398,000 to $4,770,000 for the six months ended June 30, 2009, compared to approximately $1,372,000 for the six months ended June 30, 2008. The increase in interest expense was the result of our purchase of 58 properties with a total value of approximately $70.0 million. These properties were purchased using proceeds from our Offering and first mortgage debt.  In addition, we used various sources of unsecured financing including drawing on various bridge equity lines and issuing long term notes payable. The average first mortgage debt balance for the six months ended June 30, 2009 and June 30, 2008 was $112,493,003 and $34,741,290, respectively.  We view these unsecured financing sources as an efficient and accretive means to acquire properties in advance of raising equity capital.

Our interest expense in future periods will vary based on our level of future borrowings, which will depend on the level of proceeds raised in the Offering, the cost of borrowings, and the opportunity to acquire real estate assets which meet our investment objectives.

Other Income

Gains on derivative instruments increased approximately $352,000 to $549,000 for the six months ended June 30, 2009, compared to approximately $197,000 for the six months ended June 30, 2008.  These gains are related to marking our derivative instruments to market.

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

FFO is presented in the following table for the period ended as indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009

Net Loss	(673,011)	(454,369)	(2,011,604)
Add:
Depreciation of real estate assets	1,362,131	616,517	2,724,263
Amortization of intangible lease assets	268,999	119,966	537,998
Mark-to market adjustment (1)	(523,669)	(196,816)	(581,259)
FFO	$434,450	$85,298	$669,398

Distributions paid (2)(3)	$410,188	$79,899	$630,393

FFO coverage ratio	105.9%	106.8%	106.2%
FFO payout ratio	94.4%	93.7%	94.2%
___________________________
(1) -	the Company excludes non-cash mark-to-market adjustments relating to its hedging activities from its FFO calculation.
(2) -	includes shares issued under the DRIP.
(3) -	FFO is not applicable for the six months ended June 30, 2008, as the first distribution was paid during the three months ended June 30, 2008.

Cash Flows for the Six Months Ended June 30, 2009

During the six months ended June 30, 2009, net cash used in operating activities was approximately $4,344,227. The level of cash flows provided by (used in) operating activities is affected by both the timing of interest payments and amount of borrowings outstanding during the period. It is also affected by the receipt of scheduled rent payments and disbursement of deposits required in connection with property acquisitions. Prepaid expenses and other assets increased by approximately $2,219,000 principally resulting from the acquisition $636,000 of non-real estate investment furniture and fixtures and the prepayment of $950,000 of asset management fees during the six months ended June 30, 2009. Accounts payable and accrued expenses decreased by approximately $935,000, the majority of which relates to professional fees, accrued interest and finance coordination fees. Finally due to affiliates decreased approximately $2,233,000 during the six months ended June 30, 2009.

Net cash used in investing activities during the six months ended June 30, 2009 was approximately $163,000, relating to prior period acquisition related costs.

Net cash provided by financing activities totaled approximately $7,050,000 during the six months ended June 30, 2009. Such amount consisted primarily of net proceeds from other notes payable and issuance of common stock of approximately $11,911,000 and $24,850,000, respectively. These amounts were offset by the satisfaction of our short-term bridge funds, related party bridge facility, related party convertible bride revolver and short-term convertible redeemable preferred of approximately $11,954,000, approximately $5,424,000, $6,500,000 and $3,995,000, respectively. During the period, we issued 3,030,568 shares of common stock which generated approximately $30,096,000 of gross proceeds, reduced by approximately $5,246,000 of related offering costs and commissions. Net cash of approximately $395,000 was used for shareholder dividends. Net cash was increased by approximately $3,000 related to a decrease in restricted cash.

Cash paid for interest during the six months ended June 30, 2009 was approximately $4.9 million.

Cash Flows for the Six Months June 30, 2008

During the six months ended June 30, 2008, net cash provided by operating activities was approximately $926,000. The level of cash flows provided by operating activities is affected by both the timing of interest payments and amount of borrowings outstanding during the period. It is also affected by the receipt of scheduled rent payments and disbursement of deposits required in connection with property acquisitions. Prepaid expenses and other assets increased by approximately $125,000 principally resulting from payments relating to annual Board of Trustee retainers and the partial funding of our Directors’ and Officers’ insurance policy. This amount is offset by the increase in accounts payable and accrued expenses of approximately $603,000, the majority of which relates to professional fees, accrued interest and finance coordination fees, as well as an increase in deferred rent and liabilities of approximately $501,000, primarily representing rent payments received in advance of the respective due date.

Net cash used in investing activities during the six months ended June 30, 2008 totaled approximately $39,918,000 relating to investment properties acquired during the period.

Net cash provided by financing activities totaled approximately $39,918,000 during the six months ended June 30, 2008. Such amount consisted primarily of net proceeds from notes payable and our related party credit facility of approximately $28,335,000 and $6,500,000, respectively. During the period, we issued 1,012,652 shares of common stock which generated approximately $6,522,000 of gross proceeds, reduced by approximately $900,000 of related offering costs and commissions. Net cash was reduced by approximately $43,000 related to restricted cash.

Liquidity and Capital Resources

We expect to continue to raise capital through the sale of our common stock and to utilize the net proceeds from the sale of our common stock and proceeds from secured financings to complete future property acquisitions and satisfy outstanding short-term bridge equity amounts. As of June 30, 2009, we issued 4,332,141 shares of common stock, including 339,077 shares issued in connection with an acquisition in March 2008. Total gross proceeds from these issuances were $42,050,937. As of June 30, 2009, the aggregate value of all share issuances and subscriptions outstanding was $45,325,046 based on a per share value of $10.00 (or $9.50 for shares issued under the DRIP). This amount includes stock subscriptions of $2,023,896 which are maintained at our third-party escrow agent, to be released when certain escrow requirements have been achieved.

In addition, we expect to continue to raise capital through the issuance of unsecured notes payable.  Proceeds from such issuances will augment the capital being raised through the sale of common stock.  We believe our notes programs offer an efficient and cost effective source of funds.  The term of these notes will generally be between three and five years.  Total gross proceeds from note issuances for the quarter ended June 30, 2009 totaled $2,483,000.

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

We expect to meet our future short-term operating liquidity requirements through net cash provided by our current property operations and the operations of properties to be acquired in the future. Management also expects that our properties will generate sufficient cash flow to cover operating expenses and the payment of a monthly distribution. Other potential future sources of capital include proceeds from secured or unsecured financings from banks or other lenders, proceeds from the sale of properties, undistributed funds from operations, and savings realized from our affiliates potentially waiving certain fees and expense reimbursements.

On February 25, 2008, our board of directors declared a distribution for each monthly period commencing 30 days subsequent to acquiring our initial portfolio of real estate investments, payable in cash on the 2nd day following each month end to stockholders of record at the close of business each day during the applicable period. We acquired our initial real estate investment on March 5, 2008.  Accordingly, our daily dividend commenced accruing on April 5, 2008.  The REIT’s initial distribution payment was paid to stockholders on May 21, 2008, representing dividends accrued from April 5, 2008 through April 30, 2008.  Subsequently, we modified the payment date to the 2nd day following each month end to stockholders of record at the close of business each day during the applicable period.  The distribution is calculated based on stockholders of record each day during the applicable period at a rate of $0.00178082191 per day, and equals a daily amount that, if paid each day for a 365-day period, would equal a 6.5% annualized rate based on the share price of $10.00.   On November 5, 2008, the board of directors approved an increase in our annual cash distribution from $.65 to $.67 per share.  Based on a $10.00 share price, this 20 basis point increase, effective January 2, 2009, results in an annualized distribution rate of 6.7%. During the three and six months ended June 30, 2009, distributions paid totaled $410,188 and $630,393, respectively. These amounts include $160,466 and $235,211 of common shares issued under the dividend reinvestment plan for the three and six months ended June 30, 2009, respectively.  As of June 30, 2009, cash used to pay our distributions was entirely generated from funds received from operating activities and fee waivers from our Advisor.  Our distributions have not been paid from any other sources.  We have continued to pay distributions to our shareholders each month since our initial dividend payment.

The payment terms of our loan obligations vary. In general, principal and interest is payable monthly with all unpaid principal and interest due at maturity. Certain of our mortgage loans have initial payments of interest only but require principal repayment in subsequent years. Our loan agreements stipulate that we comply with specific reporting and financial covenants. As of June 30, 2009, we were in compliance with the debt covenants under our loan agreements.

Our Advisor may, with approval from our independent board of directors, seek to borrow short-term bridge equity that, combined with secured mortgage financing, exceeds our targeted leverage ratio. Such short-term bridge equity may be derived from the $10.0 million revolving bridge equity facility established between principals of the Advisor and the O.P. or the $10.0 million related party bridge facility established between ARC Bridge and the REIT as described in Note 10 of our financial statements — Related-Party Transactions and Arrangements. In addition, short-term bridge equity may be obtained from third-parties on a case-by-case basis as acquisition opportunities present themselves simultaneous with our capital raising efforts. We view the use of short-term bridge equity as an efficient and accretive means of acquiring real estate in advance of raising equity capital. Accordingly, we can take advantage of buying opportunities as we expand our fund raising activities. As additional equity capital is obtained in connection with our offering, these short-term bridge equity investments will be satisfied. As of June 30, 2009, we had $3.1 million outstanding under our related party bridge equity facility. Excluding such short-term bridge equity and other notes payable, our leverage ratio approximated 72% (secured mortgage notes payable as a percentage of total real estate investments, at cost) as of June 30, 2009.

It is our expectation to continue to use availability under our revolving related party credit facilities.  The use of these funds is an efficient and accretive means of acquiring real estate investments while we continue to raise equity capital through our continuous Offering.  We attempt to time our acquisitions appropriately as we negotiate with sellers, seek long-term mortgage financings and receive proceeds from the issuance of our common shares.  Our revolving bridge facilities afford us an opportunity to acquire high quality properties that meet our core strategy while we are furthering our efforts with respect to raising equity capital.  Since December 31, 2008, excluding the approximately $15,900,000 of non-related party bridge equity borrowings repaid, approximately $11,900,000 of outstanding advances under our revolving related party facilities was satisfied.

As of June 30, 2009, we had cash of approximately $3,430,000, which we expect to be used primarily to satisfy short-term bridge funds, pay operating expenses and pay stockholder distributions. In addition, the approximate $3.5 million of debt and other contractual obligations coming due during the remainder of 2009 will be paid with proceeds from our Offering.

Contractual Obligations

The following is a summary of our contractual obligations as of June 30, 2009:

		Principal Payments Due During the Years Ending December 31

Contractual Obligations (1)	Total	2009	2010	2011	2012	2013	Thereafter
Mortgage notes payable	$112,249,667	$483,371	$1,012,332	$1,855,075	$1,991,443	$58,780,586	$48,126,860
Short-term bridge equity	—	—	—	—	—	—	—
Short-term convertible redeemable preferred equity	—	—	—	—	—	—	—
Related party bridge revolver	—	—	—	—	—	—	—
Long-term notes payable	13,000,000	—	—	13,000,000	—	—	—
Short-term bridge equity facility	—	—	—	—	—	—	—
Related party bridge equity facility	3,053,172	3,053,172	—	—	—	—	—
Purchase obligations (2)	—	—	—	—	—	—	—
	$128,302,839	$3,536,543	$1,012,332	$14,855,075	$1,991,443	$58,780,586	$48,126,860
___________________________

		Interest Payments Due During the Years Ending December 31

Contractual Obligations (1)	Total	2009	2010	2011	2012	2013	Thereafter
Mortgage notes payable	$48,074,986	$3,284,779	$6,497,883	$6,393,343	$6,294,819	$5,167,855	$20,436,307
Short-term bridge equity	—	—	—	—	—	—	—
Short-term convertible redeemable preferred equity	—	—	—	—	—	—	—
Related party bridge revolver	—	—	—	—	—	—	—
Long-term notes payable	2,842,952	592,416	1,175,173	1,075,364	—	—	—
Short-term bridge equity facility	—	—	—	—	—	—	—
Related party bridge equity facility	4,071	4,071	—	—	—	—	—
	$50,922,009	$3,881,266	$7,673,056	$7,468,707	$6,294,819	$5,167,855	$20,436,307

(1)
Amounts include principal payments only. We incurred interest expense of approximately $4,494,000, excluding amortization of deferred financing costs, during the six months ended June 30, 2009, and expect to incur interest in future periods on outstanding debt obligations.

(2)	We were not contractually obligated to acquire any real estate investments as of quarter end.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to interest rate changes primarily as a result of long-term mortgage financing used to partially fund the acquisition of real estate investments.  Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, we may borrow at fixed rates or variable rates with the lowest margins available and in some cases, the ability to convert variable rates to fixed rates. With regard to variable rate financing, we will assess interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities.  At June 30, 2009, our interest rate exposure was mitigated by various hedging instruments - See Note 6 and Note 7.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Share Redemption Program

Our board of directors has adopted a share repurchase program that enables our stockholders to sell their shares to us in limited circumstances. In order to provide stockholders with the benefit of interim liquidity, stockholders who have held their shares for at least one year and who purchased their shares from us or received the shares through a non-cash transaction, not in the secondary market, may present all or a portion of the holder’s shares to us for repurchase. At that time, we may, subject to the conditions and limitations, redeem the shares presented for repurchase for cash to the extent that we have sufficient funds available to us to fund such repurchase. Upon the death or disability of a stockholder, upon request, we will waive the one-year holding requirement. Shares repurchased in connection with the death or disability of a stockholder will be repurchased at a purchase price equal to the price actually paid for the shares during the offering, or if not engaged in the offering, the current net asset value of the shares if higher. During any calendar year, the number of shares we will repurchase will be limited in any calendar year to 5% of the weighted average number of shares outstanding during the prior year; provided, however, that shares subject to a repurchase requested upon the death or disability of a stockholder will not be subject to this cap.  The cash available for repurchase of our shares is funded by our Distribution Reinvestment Plan, as well as from proceeds of the sale of shares in a public offering, and with other available allocated operating funds.

No shares were redeemed under this program during the quarter ended June 30, 2009.

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

No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three  months ended June 30, 2009 that has materially affected, or is reasonable likely to materially affect, our internal controls over financial reporting.

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

American Realty Capital Trust, Inc.

By:	/s/ Nicholas S. Schorsch

Nicholas S. Schorsch
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Brian S. Block

Brian S. Block
Executive Vice President, Chief Financial Officer (Principal Accounting Officer)

Date: August 14, 2009

EXHIBIT INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 (and are numbered in accordance with Item 601 of Regulation S-K).

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