Form 10-Q
period 2009-09-30
American Realty Capital Trust, Inc.
filed 2009-11-16
CIK 1410997

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
 (Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

The number of outstanding shares of the registrant’s common stock on November 12, 2009 was 11,467,433 shares.

AMERICAN REALTY CAPITAL TRUST, INC.

PART I - Financial Information
Item 1. Financial Statements
AMERICAN REALTY CAPITAL TRUST, INC.
CONSOLIDATED BALANCE SHEETS
	September 30, 2009	December 31, 2008
	(Unaudited)
ASSETS
Real estate investments, at cost:
Land	$30,610,286	$22,300,422
Buildings, fixtures and improvements	184,527,739	126,022,191
Acquired intangible lease assets	25,953,668	16,448,018
Total real estate investments, at cost	241,091,693	164,770,631
Less accumulated depreciation and amortization	(8,540,170)	(3,056,449)
Total real estate investments, net	232,551,523	161,714,182

Cash	8,697,197	886,868
Restricted cash	38,025	47,937
Prepaid expenses and other assets	3,072,306	302,472
Deferred financing costs, net	2,621,673	1,990,992
Total assets	$246,980,724	$164,942,451

LIABILITIES AND STOCKHOLDERS’ EQUITY

Short-term bridge equity funds:
Short-term bridge funds	$15,878,495	$11,953,796
Related party bridge facility	—	8,477,163
Related party convertible bridge revolver	—	6,500,000
Short-term convertible redeemable preferred	—	3,995,000
Total short-term bridge equity funds	15,878,495	30,925,959

Mortgage notes payable	137,309,568	112,741,810
Long-term notes payable	13,000,000	1,089,500
Below-market lease liabilities, net	9,163,975	9,400,293
Derivatives, at fair value	3,173,358	4,232,865
Due to affiliates	209,574	2,223,144
Accounts payable and accrued expenses	919,389	1,687,932
Deferred rent and other liabilities	1,079,241	781,538
Distributions payable	455,148	69,263
Investor contributions held in escrow	—	30,824
Total liabilities	181,188,748	163,183,128

Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value; 240,000,000 shares authorized, 9,086,143 and 1,276,814 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	90,861	12,768
Additional paid-in capital	74,871,263	9,219,901
Accumulated other comprehensive loss	(2,003,944)	(2,675,515)
Accumulated deficit	(10,193,109)	(4,797,831)
Total American Realty Capital Trust, Inc. stockholders’ equity	62,765,071	1,759,323
Noncontrolling interests	3,026,905	—
Total stockholders’ equity	65,791,976	1,759,323
Total liabilities and stockholders’ equity	$246,980,724	$164,942,451

The accompanying notes are an integral part of these financial statements

AMERICAN REALTY CAPITAL TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues:
Rental income	$3,773,998	$1,593,871	$9,636,008	$3,156,379
Operating expense reimbursement	6,928	—	6,928	—
Total revenues	3,780,926	1,593,871	9,642,936	3,156,379

Operating expenses:
Asset management fees to affiliate	70,000	—	70,000	—
Property management fees to affiliate	—	—	—	4,230
Acquisition and transaction related	347,036	—	347,036	—
General and administrative	109,505	19,188	307,114	291,787
Depreciation and amortization	2,083,919	857,187	5,543,738	1,765,149
Total operating expenses	2,610,460	876,375	6,267,888	2,061,166
Operating income	1,170,466	717,496	3,375,048	1,095,213

Other income (expense):
Interest expense	(2,522,122)	(1,386,655)	(7,292,251)	(2,758,625)
Interest income	17,646	691	22,623	1,907
Gains (losses) on derivative instruments	(195,054)	(176,656)	353,912	20,160
Total other expenses	(2,699,530)	(1,562,620)	(6,915,716)	(2,736,558)
Net loss	(1,529,064)	(845,124)	(3,540,668)	(1,641,345)
Net loss attributable to noncontrolling interests	45,052	—	45,052	—
Net loss attributable to American Realty Capital Trust, Inc.	$(1,484,012)	$(845,124)	$(3,495,616)	$(1,641,345)

Basic and diluted weighted average
common shares outstanding	6,639,111	1,101,127	3,791,302	699,883

Basic and diluted loss per share attributable to American Realty Capital Trust, Inc.	$(0.22)	$(0.77)	$(0.92)	$(2.35)

The accompanying notes are an integral part of these financial statements

AMERICAN REALTY CAPITAL TRUST, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2009
(Unaudited)

	Common Stock
	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Noncontrolling Interests	Total Stockholders’ Equity
Balance, December 31, 2008	1,276,814	$12,768	$9,219,901	$(2,675,515)	$(4,797,831)	$—	$1,759,323
Issuance of common stock	7,746,899	77,470	76,822,471	—	—	—	76,899,941
Offering costs, commissions and dealer manager fees	—	—	(11,763,964)	—	—	—	(11,763,964)
Common stock issued through distribution reinvestment program	62,430	623	592,855	—	—	—	593,478
Distributions declared	—	—	—	—	(1,899,662)	—	(1,899,662)
Contributions from noncontrolling interests	—	—	—	—	—	3,107,879	3,107,879
Distributions to noncontrolling interests	—	—	—	—	—	(35,922)	(35,922)
Designated derivatives fair value adjustment	—	—	—	671,571	—	—	671,571
Net loss	—	—	—	—	(3,495,616)	(45,052)	(3,540,668)
Total comprehensive loss	—	—	—	—	—	—	(2,869,097)
Balance, September 30, 2009	9,086,143	$90,861	$74,871,263	$(2,003,944)	$(10,193,109)	$3,026,905	$65,791,976

The accompanying notes are an integral part of these financial statements

AMERICAN REALTY CAPITAL TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(3,540,668)	$(1,641,345)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	4,412,435	1,477,951
Amortization of intangibles	1,131,303	287,198
Amortization of deferred finance costs	418,457	72,761
Accretion of below-market lease liability	(236,318)	—
Gains on derivative instruments	(353,912)	(20,160)
Changes in assets and liabilities:
Prepaid expenses and other assets	(2,829,853)	(751,274)
Accounts payable and accrued expenses	(802,566)	1,312,062
Due to affiliated entity	(2,013,570)	—
Deferred rent and other liabilities	297,703	554,124
Net cash (used in) provided by operating activities	(3,516,989)	1,291,317

Cash flows from investing activities:
Investment in real estate and other assets	(76,321,062)	(49,067,597)
Net cash used in investing activities	(76,321,062)	(49,067,597)

Cash flows from financing activities:
Proceeds on mortgage notes payable	25,300,000	26,475,000
Payments on mortgage notes payable	(732,242)	(181,065)
Proceeds on related party bridge facility	9,553,172	7,147,587
Payments on related party bridge facility	(18,030,335)	—
Proceeds on related party convertible bridge revolver	2,714,946	6,500,000
Payments on related party convertible bridge revolver	(9,214,946)	—
Proceeds on short-term bridge funds	15,878,495	—
Payments on short-term bridge funds	(11,953,796)	—
Proceeds on short-term convertible redeemable preferred	—	3,995,000
Payments on short-term convertible redeemable preferred	(3,995,000)	—
Proceeds from long-term notes payable	11,910,500	—
Contributions from noncontrolling interests	3,107,879	—
Distributions to noncontrolling interests	(35,922)	—
Proceeds from issuance of common stock, net	65,105,154	5,980,149
Payments of deferred financing costs	(1,049,137)	(1,047,541)
Distributions paid	(920,300)	(167,957)
Restricted cash	9,912	(50,232)
Net cash provided by financing activities	87,648,380	48,650,941

Net increase in cash	7,810,329	874,661
Cash, beginning of period	886,868	—
Cash, end of period	$8,697,197	$874,661

AMERICAN REALTY CAPITAL TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited)

	Nine Months Ended September 30,
	2009	2008
Supplemental Disclosures of Investing and Financing Activities:
Debt assumed in real estate acquisitions	$—	$54,727,061
Common share issuance in real estate acquisition	$—	$3,051,695
Investor contributions held in escrow	$—	$30,824
Non-cash acquisition costs	$—	$42,118
Reclassification of deferred offering costs	$—	$938,157
Cash paid for interest	$7,418,057	$2,344,825

The accompanying notes are an integral part of these financial statements

AMERICAN REALTY CAPITAL TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

Note 1 — Organization

American Realty Capital Trust, Inc. (the “Company”), incorporated on August 17, 2007, is a Maryland corporation that qualified as a real estate investment trust (“REIT”) for federal income tax purposes during the taxable year ended December 31, 2008. On January 25, 2008, the Company commenced an initial public offering on a “best efforts” basis of up to 150,000,000 shares of common stock offered at a price of $10.00 per share, subject to certain volume and other discounts, pursuant to a Registration Statement on Form S-11 filed with the Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, as amended (the “Offering”). The Registration Statement also covered up to 25,000,000 shares available pursuant to a distribution reinvestment plan (the “DRIP”) under which our stockholders may elect to have their distributions reinvested in additional shares of the Company’s common stock at the greater of $9.50 per share or 95% of the estimated value of a share of common stock. The Company sold 20,000 shares to American Realty Capital II, LLC (the “Sponsor”) on August 17, 2007, at $10.00 per share. As of September 30, 2009, the Company issued 9,086,143 shares of common stock, including 339,077 shares issued in connection with an acquisition in March 2008. Total gross proceeds from these issuances were $89,213,532. As of September 30, 2009, the aggregate value of all share issuances and subscriptions outstanding was $90,822,339 based on a per share value of $10.00 (or $9.50 for shares issued under the DRIP).

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

The Company acquires and operates commercial properties. All such properties may be acquired and operated by the Company alone or jointly with another party. As of September 30, 2009, the Company owned 104 properties comprising approximately 1,012,000 square feet of freestanding, single tenant commercial space. As of September 30, 2009, these properties were 100% occupied.  The following table lists tenants whose rental income represented greater than 10% of consolidated income for the nine months ended September 30, 2009 and 2008:

	Nine Months Ended September 30,
	2009	2008
Harleysville National Bank	27%	53%
Rockland Trust Company	22%	33%
PNC Bank	21%	-%
Federal Express	14%	13%
Rite Aid	13%	-%

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

REALTY CAPITAL TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

Note 1 — Organization (continued)

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

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or consolidated pursuant to the rules and regulations of the Securities and Exchange Commission. Management believes, however, that the disclosures are adequate to make the information presented not misleading. The unaudited interim consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2008. In management’s opinion, all adjustments necessary to present fairly the consolidated financial position of the Company and the consolidated results of its operations and its cash flows, have been included in these consolidated interim financial statements. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

Basis of Accounting

The accompanying consolidated financial statements of the Company are prepared on the accrual basis of accounting in accordance with GAAP.

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, the OP and companies for which the Company holds a primary beneficiary interest. Substantially all of the Company’s business activities are conducted through this subsidiary. The OP consolidates various special purpose entities which hold interests in real estate investments. All significant intercompany accounts and transactions have been eliminated in consolidation.

Noncontrolling Interests

          The Company holds a primary beneficiary interest in two entities that own real estate properties and thus, consolidates such activities with and into its financial results. In addition, the Company entered into a tenant in common arrangement with an unrelated third-party whereby it maintains a majority ownership and therefore consolidates activities of this property with and into its financial results. Noncontrolling interests represent the noncontrolling ownership interest holders’ proportionate share of the equity in the Company’s consolidated real estate investments and related mortgage note obligations.  Income and losses are allocated to noncontrolling interest holders’ based on their respective ownership percentage.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management makes significant estimates regarding revenue recognition, investments in real estate, purchase price allocations and derivative financial instruments and hedging activities, as applicable.

REALTY CAPITAL TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

Note 2 — Summary of Significant Accounting Policies (continued)

Real Estate Investments

The Company records acquired real estate at cost and makes assessments as to the useful lives of depreciable assets. The Company considers the period of future benefit of the asset to determine the appropriate useful lives. Depreciation is computed using the straight-line method over the estimated useful lives of forty years for buildings, five to ten years for building fixtures and improvements and the remaining lease term for acquired intangible lease assets.

Impairment of Long Lived Assets

The Company establishes a single accounting model for the impairment or disposal of long-lived assets. Operations related to properties that have been sold or properties that are intended to be sold are presented as discontinued operations in the statement of operations for all periods presented, and properties intended to be sold are designated as “held for sale” on the balance sheet.

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

REALTY CAPITAL TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

Note 2 — Summary of Significant Accounting Policies (continued)

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

As of September 30, 2009 and December 31, 2008, acquired lease intangible assets consisted of above-market leases and in-place lease intangibles totaling $25,953,668 and $16,448,018, with accumulated amortization of $1,653,358 and $522,056, as of September 30, 2009 and December 31, 2008, respectively. The estimated amortization expense for the remainder of 2009 will be approximately $481,000 and $1,922,000 for the years 2010, 2011, 2012 and 2013. In addition, below-market lease liabilities totaled $9,426,551 at September 30, 2009 and December 31, 2008, with accumulated amortization of $262,576 and $26,258 as of September 30, 2009 and December 31, 2008, respectively. The estimated accretion to rental income for the remainder of 2009 will be approximately $79,000 and $315,000 for the years 2010, 2011, 2012 and 2013.

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

The Company records all derivatives on the balance sheet at fair value.  The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Derivatives may also be designated as hedges of the foreign currency exposure of a net investment in a foreign operation. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge.  The Company may enter into derivative contracts that are intended to economically hedge certain of its risk, even though hedge accounting does not apply or the Company elects not to apply hedge accounting.

Investor contributions held in Escrow

The Company is currently engaged in a public offering of its common stock. As of September 30, 2009, there are no offering proceeds for which shares of common stock had not been issued.

Revenue Recognition

Upon the acquisition of real estate, certain properties will have leases where minimum rent payments increase during the term of the lease. The Company will record rental revenue for the full term of each lease on a straight-line basis. When the Company acquires a property, the term of existing leases is considered to commence as of the acquisition date for the purposes of this calculation. Cost recoveries from tenants are included in tenant reimbursement income in the period the related costs are incurred, as applicable.

AMERICAN REALTY CAPITAL TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

Note 2 — Summary of Significant Accounting Policies (continued)

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

Organization, Offering, and Related Costs

Organization and offering costs (other than selling commissions and the dealer manager fee) of the Company may be paid by the Advisor, the Dealer Manager or their affiliates on behalf of the Company. Such organization and offering costs include all expenses to be paid by the Company in connection with the Offering, including but not limited to (i) legal, accounting, printing, mailing, and filing fees; (ii) escrow related fees; (iii) reimbursement of the Dealer Manager for amounts it may pay to reimburse the bona fide diligence expenses of broker-dealers; and (iv) reimbursement to the Advisor for the salaries of its employees and other costs in connection with preparing supplemental sales materials and related Offering activities. Pursuant to the Advisory Agreement and the Dealer Manager Agreement, the Company is obligated to reimburse the Advisor or its affiliates, as applicable, for organization and offering costs paid by them on behalf of the Company, provided that the Advisor is obligated to reimburse the Company to the extent organization and offering costs (excluding selling commissions, the dealer manager fee and bonafide due diligence cost reimbursements) incurred by the Company in the Offering exceed 1.5% of gross offering proceeds. As a result, these costs are only a liability of the Company to the extent selling commissions, the dealer manager fee and other organization and offering costs do not exceed 15% of the gross proceeds of this Offering – See Note 10 – Related Party Transactions and Arrangements.

Reportable Segments

The Company determined in accordance with standards set by the Financial Accounting Standards Board (“FASB”), that it has one reportable segment, with activities related to investing in real estate. The Company’s investments in real estate generate rental revenue and other income through the leasing of properties, which comprised 100% of our total consolidated revenues for the three and nine-month periods ended September 30, 2009 and 2008. Although the Company’s investments in real estate will be geographically diversified throughout the United States, management evaluates operating performance on an individual property level. The Company’s properties have been aggregated into one reportable segment.

AMERICAN REALTY CAPITAL TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

Note 2 — Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements

In December 2007, the FASB issued guidance that expands the definition of a business combination and requires the fair value of the purchase price of an acquisition, including the issuance of equity securities, to be determined on the acquisition date. The guidance also requires that all assets, liabilities, contingent considerations, and contingencies of an acquired business be recorded at fair value at the acquisition date. In addition, the guidance requires that acquisition costs generally be expensed in the period incurred and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period to impact income tax expense. The guidance is effective for fiscal years beginning on or after December 15, 2008 with early adoption prohibited. The effective date for the Company was January 1, 2009. The adoption of the guidance impacted the Company’s results of operations and financial position as acquisition costs that historically were capitalized and included within the purchase price of real estate investments are now expensed as incurred.

In December 2007, the FASB issued guidance that requires companies to measure an acquisition of noncontrolling (minority) interest at fair value in the equity section of the acquiring entity’s balance sheet. The objective of the guidance is to improve the comparability and transparency of financial data as well as to help prevent manipulation of earnings. The changes introduced by the new standards are likely to affect the planning and execution, as well as the accounting and disclosure, of merger transactions. The effective date to adopt the guidance for the Company was January 1, 2009. The adoption of the guidance did not have a material effect on the Company’s results of operations and financial position.

 In March 2008, the FASB issued guidance on disclosures about derivative instruments and hedging activities, which amended previous guidance and, requires entities to provide greater transparency about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for, and how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. The statement was effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of the guidance did not have a material effect on the Company’s results of operations and financial position.

In April 2008, the FASB issued guidance that amends the factors that must be considered in developing renewal or extension assumptions used to determine the useful life over which to amortize the cost of a recognized intangible asset. The guidance requires an entity to consider its own assumptions about renewal or extension of the term of the arrangement, consistent with its expected use of the asset, and is an attempt to improve consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset. The guidance was effective for fiscal years beginning after December 15, 2008, and the guidance for determining the useful life of a recognized intangible asset must be applied prospectively to intangible assets acquired after the effective date. The adoption of the guidance did not have a significant impact on the Company’s results of operations or financial position.

In June 2008, the FASB issued guidance on determining whether instruments granted in share-based payment transactions are participating securities. Under the guidance, unvested share-based payment awards that contain rights to receive non-forfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing earnings per share. The guidance was effective for fiscal years beginning after December 15, 2008, and interim periods within those years. The adoption of this guidance did not have a material effect on the Company’s results of operations and financial position.

AMERICAN REALTY CAPITAL TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

Note 2 — Summary of Significant Accounting Policies (continued)

In April 2009, the FASB issued guidance that requires companies to make disclosures in interim financial statements about the fair values of financial instruments that are not reflected in the condensed consolidated balance sheets at fair value. Prior to the issuance of this guidance this disclosure was only required once a year. This guidance was adopted by the Company in the second quarter of 2009. The adoption of this guidance effected disclosure only and had no impact on the Company’s results of operations or financial position.

In April 2009, the FASB issued guidance on determining the fair value of financial instruments when the volume or level of activity for the asset or liability has decreased and identifying transactions that are not orderly. This guidance clarifies the methodology used to determine fair value when there is no active market or where the price inputs being used represent distressed sales. The guidance reaffirms the objective of fair value measurement, which is to reflect how much an asset would be sold for in an orderly transaction. It also reaffirms the need to use judgment to determine if a formerly active market has become inactive, as well as to determine values when markets have become inactive. The adoption of this guidance had no impact on the Company’s results of operations or financial position.

In May 2009, the FASB issued guidance on subsequent events that establishes accounting standards for recognition and disclosure of events that occur after the balance sheet date but before financial statements are issued. These standards are essentially similar to current accounting principles with few exceptions that do not result in a change in general practice. This guidance was effective on a prospective basis for interim or annual financial periods ending after June 15, 2009. The Company adopted this pronouncement effective June 30, 2009. The adoption of this guidance had no  impact on the Company’s results of operations or financial position.

In June 2009, the FASB issued guidance requiring that the FASB Accounting Standards Codification become the source of authoritative U.S. GAAP recognized by the FASB to be applied to nongovernmental entities. This guidance was effective for financial statements issued for interim periods and annual periods ending after September 15, 2009. The adoption of this guidance had no material impact on the Company’s financial statements or disclosures.

In June 2009, the FASB issued guidance that improves the financial reporting on transfers of financial assets and modified the guidance for derecognizing transferred financial assets. The guidance is effective for annual reporting periods beginning after November 15, 2009. The adoption of this guidance is not expected to have a material impact on the companies consolidated financial statements.

In June 2009, the FASB issued guidance that changes how an entity determines when an entity that is insufficiently capitalized and is not controlled through voting (or similar rights) should be consolidated. The determination whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impacts the entity’s economic performance. The guidance will be applied prospectively and will be effective for interim and annual reporting periods ending after November 15, 2009. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

AMERICAN REALTY CAPITAL TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

Note 3 — Real Estate Acquisitions

During the three and nine months ended September 30, 2009, the Company acquired 12 properties in three separate transactions. The following table presents the allocation of the assets acquired and liabilities assumed during the periods indicated:

	Three and Nine Months Ended September 30,	Three Months Ended September 30,	Nine Months Ended September 30,
	2009	2008	2008
Real estate investments, at cost:
Land	$8,332,062	$2,991,519	$14,633,064
Buildings, fixtures and improvements	58,483,349	16,951,939	82,842,992
	66,815,412	19,943,458	97,476,056

Intangibles and other assets:
In-place leases	9,505,651	1,980,324	9,443,239

Total assets acquired	76,321,062	21,923,782	106,919,295

Liabilities assumed:
Mortgage notes	—	(12,808,265)	(50,773,265)
Mezzanine financing	—	—	(3,953,796)
Investor contributions held in escrow	—	441,724	(30,824)
Other liabilities	—	34,182	(42,118)

Total liabilities assumed	—	(12,332,359)	(54,800,003)

Issuance of common shares	—	(441,724)	(3,051,695)

Cash paid	$76,321,062	$9,149,699	$49,067,597

AMERICAN REALTY CAPITAL TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

Note 3 — Real Estate Acquisitions (continued)

The following table represents the Company’s real estate portfolio as of September 30, 2009:

Seller / Property Name	Acquisition Date	No. of Buildings	Square Feet	Remaining Lease Term (1)	Base Purchase Price (2)	Capitalization Rate (3)	Total Purchase Price (4)	Net Operating Income (5)

Federal Express Distribution Center	March 2008	1	55,440	9.17	$9,694,179	7.53%	$10,207,674	$730,065
Harleysville National Bank Portfolio	March 2008	15	177,774	13.26	40,976,218	7.48%	41,675,721	3,063,912
Rockland Trust Company Portfolio	May 2008	18	121,057	11.84	32,188,000	7.86%	33,117,419	2,529,665
PNC Bank (formally National City Bank)	Sept. & Oct. 2008	2	8,403	19.39	6,663,786	8.21%	6,853,419	546,943
Rite Aid Portfolio	September 2008	6	74,919	13.79	18,575,727	7.79%	18,839,392	1,446,843
PNC Bank Portfolio	November 2008	50	275,436	9.17	42,285,714	7.35%	44,813,074	3,107,754
Federal Express Distribution Center	July 2009	1	152,640	14.05	31,691,989	8.84%	31,691,989	2,803,044
Walgreens Property	July 2009	1	14,820	22.76	3,817,733	8.12%	3,817,733	310,000
CVS Pharmacy Portfolio	September 2009	10	131,105	24.55	40,648,721	8.48%	40,648,721	3,448,362
Total		104	1,011,594	14.56	$226,542,067	7.94%	$231,665,142	$17,986,588
________________________
(1) -	Remaining lease term as of September 30, 2009, in years. If the portfolio has multiple locations with varying lease expirations, the remaining lease term is calculated on a weighted-average basis.
(2) -	Contract purchase price excluding acquisition related costs.
(3) -	Net operating income divided by base purchase price.
(4) -
Base purchase price plus all capitalized acquisition related costs, as applicable. See Note 2 - Recent Accounting Pronouncements in regards to recent changes to accounting for acquisition and transaction related costs effective January 1, 2009.

(5) -	Annualized 2009 rental income less property operating expenses, as applicable.

     In July 2009, the Company acquired a distribution facility leased to Federal Express Corp located in Houston, TX. In connection with the purchase, the Company funded a portion of the transaction with a short-term bridge facility of $15,878,495, which bears interest at the greater of the Prime rate plus 0.75% or 5.75%. This facility requires interest payments monthly until July 2010, with the remaining principal balance due. The outstanding balance under this short-term credit facility can be repaid in whole or in part at any time during this one-year period without penalty.  In addition, the Company borrowed $9,553,172 from its related party bridge facility. See Note 10 – Related Party Transactions and Arrangements. These funds were repaid prior to September 30, 2009. The Company also funded a portion of the acquisition with $2,714,946 under its related party convertible bridge revolver. These funds were repaid in August 2009. The lease expires in October 2023.

     In July 2009, the Company acquired a retail location leased to Walgreen Co. located in Sealy, TX. In connection with this transaction, the Company financed a portion of the purchase price with a mortgage note obligation of $1,550,000 which bears an effective interest rate of the greater of 6.55% or the rate of the 5 year U.S. Treasury obligation plus 3.5%. The note requires interest payments monthly until July 2014 when the principal balance of the note is due. The lease expires in July 2032.

AMERICAN REALTY CAPITAL TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

Note 3 — Real Estate Acquisitions (continued)

In September 2009, the Company acquired a portfolio of 10 retail locations leased to subsidiary companies of CVS Caremark Corporation, which are located throughout the United States. In connection with this transaction, the Company financed a portion of the purchase price with a ten-year mortgage note obligation of $23,750,000, which bears an effective interest rate fixed at 6.88%, subject to reset in the sixth year at the lender’s discretion. The principal balance of the note amortizes over a ten-year period. The lease expirations vary on a per property basis, with a weighted average term of 24.6 years.

Note 4 — Mortgage Notes Payable

The following table represents the mortgages outstanding as of September 30, 2009:

Property	Encumbered Properties	Mortgage Notes	Effective Interest Rate		Interest Rate	Maturity

Federal Express Distribution Center	1	$6,965,000	6.29%		Fixed	September 2037
Harleysville National Bank Portfolio	15	31,000,000	6.59%	(1)	Fixed	January 2018
Rockland Trust Company Portfolio	18	23,764,837	4.92%	(2)	Variable	May 2013
PNC Bank (formally National City Bank)	2	4,430,604	4.89%	(3)	Variable	September 2013
Rite Aid Portfolio	6	12,808,265	6.97%		Fixed	September 2017
PNC Bank Portfolio	50	33,040,862	5.25%	(4)	Variable	November 2013
Walgreens Property	1	1,550,000	6.64%	(5)	Variable	August 2019
CVS Portfolio	10	23,750,000	6.88%	(6)	Fixed	October 2019
Total	103	$137,309,568
________________________

(1)	The effective interest rate resets at the end of year five to the then current 5-year U.S. Treasury rate plus 2.25%, but in no event will be less than 6.5%.
(2)	The Company limited its interest rate exposure by entering into a rate lock agreement with a LIBOR floor and cap of 3.54% and 4.125%, respectively.
(3)
The Company limited its interest rate exposure by entering into a rate lock agreement with a LIBOR floor and cap of 3.37% and 4.45%, respectively, for a notional contract amount of approximately $4,115,000 and a fixed rate of 3.565% on a notional contract amount of approximately $385,000.

(4)	The Company limited its interest rate exposure by entering into a rate lock agreement that swapped the underlying variable rate for a fixed rate of 3.60%, plus a spread of 1.65%.
(5)
The effective interest rate adjusts to the greater of 6.55% or the five-year U.S. Treasury rate plus 3.50%.The note can be prepaid with no less than 30 days notice with a 1% premium of the then outstanding principal balance.

(6)	The effective interest rate adjusts at the discretion of the lender in the 6th year.

AMERICAN REALTY CAPITAL TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

The following table summarizes the scheduled aggregate principal repayments subsequent to September 30, 2009:

Mortgage Notes
2009 (Remaining portion of year)	$283,292
2010	1,262,297
2011	2,122,777
2012	2,278,141
2013	59,087,627
2014 and thereafter	72,275,434

Total	$137,309,568

As of September 30, 2009, the Company was in compliance with its debt covenants under the loan agreements.

Note 5 — Short-Term Bridge Equity Funds

During the year ended December 31, 2008, the REIT obtained short-term bridge funds of approximately $12,000,000 from an unrelated third party.  The bridge funds bore fixed preferred yields of between 8.0% and 12.49% and was satisfied, during the first quarter of 2009, from proceeds received from the issuance of notes payable, an additional drawdown on the related party bridge revolver and proceeds from the Company’s Offering. In July 2009, in connection with the acquisition of a distribution facility leased to Federal Express Corp., the Company funded a portion of the transaction with a short-term bridge facility of $15,878,495, which bears interest at the greater of the Prime rate plus 0.75% or 5.75%. This facility requires interest payments monthly until July 2010, when the remaining principal balance is due. The outstanding balance under this short-term credit facility can be repaid in whole or in part at any time during this one-year period without penalty.

During the year ended December 31, 2008, the REIT entered into an unsecured bridge facility with a related party, American Realty Capital Equity Bridge, LLC (“ARC Bridge”), whereby the REIT can obtain up to $10.0 million from time to time as needed to provide short-term equity financing relating to property acquisitions and for general working capital purposes (see Note 10 — Related-Party Transactions and Arrangements). The facility is for a one year term with the option to extend the term of the facility for an additional year. During the nine months ended September 30, 2009, the Company satisfied approximately $18,030,335 of the related party bridge facility. Such repayments were funded by proceeds from the sale of the Company’s common shares. In July 2009, in connection with the acquisition of a distribution facility leased to Federal Express Corp., the Company funded a portion of the transaction with $9,553,172 of funds under this facility. These funds were repaid prior to September 2009.

During the year ended December 31, 2008, the OP entered into an agreement with the principals of the Advisor for a convertible bridge revolver whereby the OP can make use of unsecured equity financing from the principals of up to $10.0 million from time to time as needed to provide short-term bridge equity relating to property acquisitions and for general working capital purposes (see Note 10 – Related-Party Transactions and Arrangements). Borrowings under the convertible bridge revolver are expected to be satisfied within a six-month period and will accrue a yield at 8%. In November 2008, the board approved an extension of the satisfaction period of an additional six months. In connection with the acquisition of the Harleysville National Bank and the Rockland Trust Company portfolios, the Company obtained bridge equity of $4,000,000 and $2,500,000, respectively. In March 2008, the Agreement was modified to allow outstanding draws to be converted into common shares at $9.00 per share at the Company’s election. These funds were repaid in full as of June 30, 2009.  In July 2009, in connection with the acquisition of a distribution facility leased to Federal Express Corp., the Company funded a portion of the transaction with $2,714,946 of short-term bridge funds under this facility. These funds were repaid in August 2009.

During the year ended December 31, 2008, the REIT obtained short-term convertible redeemable preferred equity of approximately $4,000,000 from an unrelated third party.. The short-term convertible redeemable preferred equity bore a fixed preferred yield of 14.27% and was satisfied in May 2009, from proceeds received from the issuance of notes payable and proceeds from the Company’s Offering. Such amounts were non-recourse.

AMERICAN REALTY CAPITAL TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

Note 6 — Long-Term Notes Payable

As of September 30, 2009, the Company had issued $13,000,000 of notes payable (the “Notes”) in a private placement pursuant to Rule 506 of Regulation D promulgated under the Securities Act.  The proceeds of the private placement were used to repay outstanding short-term bridge equity fund draws (see Note 5 – Short-Term Bridge Equity Funds).

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

As of September 30, 2009, the Company was in compliance with all covenants included within the Note agreement.

Note 7 — Fair Value of Financial Instruments

Effective January 1, 2008, the Company adopted new guidance related to the fair value of financial instruments that defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The guidance for measuring fair value requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The Company determines fair value based on quoted prices when available or through the use of alternative approaches, such as discounting the expected cash flows using market interest rates commensurate with the credit quality and duration of the investment.  This alternative approach also reflects the contractual terms of the financial instrument, including the period to maturity, and uses observable market-based inputs, including interest rate curves, and implied volatilities. The guidance defines three levels of inputs that may be used to measure fair value:

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

AMERICAN REALTY CAPITAL TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

Note 7 — Fair Value of Financial Instruments (continued)

As of September 30, 2009, derivative instruments are the only financial instrument held by the Company to which this guidance applies. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties.  However, as of September 30, 2009, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives.  As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The following table presents information about the Company’s derivatives instruments that are presented on a net basis measured at fair value as of September 30, 2009, aggregated by the level in the fair value hierarchy within with those instruments fall:

	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Balance at September 30, 2009
Derivatives, net	$—	$3,173,358	$—	$3,173,358

        The Company is required to disclose the fair value of financial instruments for which it is practicable to estimate that value. The fair value of short-term financial instruments such as cash and cash equivalents, restricted cash, other receivables, due to affiliates, short-term bridge funds, related party convertible bridge revolver, accounts payable and accrued expenses, distributions payable, and investor contributions held in escrow approximates their carrying value on the consolidated balance sheet. The fair values of the Company’s remaining financial instruments that are not reported at fair value on the consolidated statement of financial position are reported below.

	Carrying Amount at September 30, 2009	Fair Value at September 30, 2009	Carrying Amount at December 31, 2008	Fair Value at December 31, 2008
Mortgage notes payable	$137,309,568	$127,697,465	$112,741,801	$105,617,656
Other long-term notes payable	13,000,000	13,000,000	1,089,500	1,089,500

AMERICAN REALTY CAPITAL TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

Note 8 — Derivative and Hedging Activities

Risk Management Objective of Using Derivatives

 The Company may use derivative financial instruments, including interest rate swaps, caps, options, floors and other interest rate derivative contracts, to hedge all or a portion of the interest rate risk associated with its borrowings. The principal objective of such arrangements is to minimize the risks and/or costs associated with the Company’s operating and financial structure as well as to hedge specific anticipated transactions. The Company does not intend to utilize derivatives for speculative or other purposes other than interest rate risk management. The use of derivative financial instruments carries certain risks, including the risk that the counterparties to these contractual arrangements are not able to perform under the agreements. To mitigate this risk, the Company only enters into derivative financial instruments with counterparties with high credit ratings and with major financial institutions with which the Company and its affiliates may also have other financial relationships. The Company does not anticipate that any of the counterparties will fail to meet their obligations.

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

During 2009, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.  The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.  During the three and nine months ended September 30, 2009, the Company recognized a gain of $903 and $592, respectively, related to hedge ineffectiveness.

AMERICAN REALTY CAPITAL TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

Note 8 — Derivative and Hedging Activities (continued)

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates that an additional $1,142,050 will be reclassified as an increase to interest expense.

As of September 30, 2009, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional

Interest Rate Swaps	2	$33,222,658
Interest Rate Collars	1	$4,115,268

Non-Designated Hedges

Derivatives not designated as hedges are not speculative. These derivatives are used to manage the Company’s exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements to be classified as hedging instruments. The Company has one interest rate collar contract outstanding, with an aggregate notional amount of $23,785,714 at September 30, 2009, with an established ceiling and floor for the underlying variable rate at 4.125% and 3.54%, respectively. This contract was not able to be designated as a hedging instrument as it does not qualify for hedge accounting based on the results of the net written option test.  As such, all changes in the fair value of the interest rate collar have been included in the Company’s statement of operations for the three and nine months ended September 30, 2009.  For the three and nine months ended September 30, 2009, the Company has recorded losses of $394,590 and $215,040, respectively related to this derivative instrument.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Balance Sheet as of September 30, 2009:

	Balance Sheet Location	Fair Value (liability)
Derivatives designated as hedging instruments:
Interest Rate Products	Derivatives, at fair value	($1,909,882)

Derivatives not designated as hedging instruments:
Interest Rate Products	Derivatives, at fair value	($1,263,476)

The tables below present the effect of the Company’s derivative financial instruments on the Consolidated Statements of Operations for the three and nine months ended September 30, 2009:

AMERICAN REALTY CAPITAL TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

Note 8 — Derivative and Hedging Activities (continued)

Derivatives in Cash Flow Hedging Relationships

The table below details the location in the financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges:

	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009

Amount of loss recognized in accumulated other comprehensive income as interest rate derivatives (effective portion)	$(709,894)	$(194,528)

Amount of loss reclassified from accumulated other comprehensive income into income as interest expense (effective portion)	$(313,134)	$(866,099)

Amount of gain recognized in income on derivative as gain on derivative instruments (ineffective portion and amount excluded from effectiveness testing)	$903	$592

Derivatives Not Designated as Hedging Instruments

The table below details the amount and location in the financials statements of the gain or loss recognized on derivatives not designated as hedging instruments:

Location of Gain or (Loss) Recognized in Income on Derivative	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009

Interest expense	$(198,633)	$(568,360)

Gains (losses) on derivative instruments	(195,957)	353,320

Total	$(394,590)	$(215,040)

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

As of September 30, 2009, the fair value of derivatives in a net liability position, related to these agreements was $3,173,358. As of September 30, 2009, the Company has not posted any collateral related to these agreements and was not in breach of any agreement provisions. If the Company had breached any of these provisions at September 30, 2009, it could have been required to settle its obligations under the agreements at their aggregate termination value of $3,441,474.

AMERICAN REALTY CAPITAL TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

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

Note 10 — Related-Party Transactions and Arrangements

Certain affiliates of the Company receive, and will continue to receive, fees and compensation in connection with the sale of the Company’s common stock (as well as sales of long-term notes and exchange transactions) and the acquisition, management and sale of the assets of the Company. The Dealer Manager receives, and will continue to receive, a selling commission of up to 7.0% of gross offering proceeds before reallowance of commissions earned by participating broker-dealers. The Dealer Manager reallows, and intends to continue to reallow, 100% of commissions earned to participating broker-dealers. In addition, the Dealer Manager will receive up to 3.0% of the gross proceeds from the Offering, before reallowance to participating broker-dealers, as a dealer-manager fee. The Dealer Manager, in its sole discretion, may reallow all or a portion of its dealer-manager fee to such participating broker-dealers, based on such factors as the volume of shares sold by such participating broker-dealers and marketing support incurred as compared to those of other participating broker-dealers. No selling commissions or dealer-manager fees are paid to the Dealer Manager with respect to shares sold under the DRIP.

The following table details the results of such activities related to the Dealer Manager:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Total Commissions paid to Dealer Manager	$4,622,557	$55,996	$8,332,294	$93,201
Less:
Commissions to participating broker dealers	(3,177,812)	(22,417)	(5,676,367)	(48,460)
Reallowance to participating broker dealers	(303,612)	(3,035)	(509,509)	(3,035)
Net to affiliated Dealer Manager (1)	$1,141,133	$30,544	$2,146,418	$41,706

(1) Dealer Manager is responsible for commission payments due to their employees as well as its general overhead and various selling related expenses.

AMERICAN REALTY CAPITAL TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

Note 10 — Related-Party Transactions and Arrangements (continued)

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

The Advisor receives a financing coordination fee equal to 1.0% of amounts borrowed under certain financing arrangements.

Certain organization and offering expenses associated with the sale of the Company’s common stock (excluding selling commissions and the dealer-manager fees as outlined on the above table) are paid for by the Advisor or its affiliates and are reimbursed by the Company up to 1.5% of gross offering proceeds.

The following table details amounts paid to the Advisor for the activities described above:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Acquisition cost reimbursements	$742,546	$215,757	$742,546	$1,047,874
Financing coordination fees	411,784	187,212	411,784	810,987
Organizational and offering expense reimbursements	1,821,000	—	3,916,836	119,207
Refund of organization and offering expense by Advisor (1)	—	—	—	(60,000)
Net to affiliated Advisor	$2,975,330	$402,969	$5,071,166	$1,918,068

(1) Advisor reimbursed fees to improve the Company’s working capital.

 The Company pays its Advisor an annualized asset management fee of up to 1.0% based on the aggregate contract purchase price of acquired real estate investments. The asset management fee is payable quarterly in advance on the first day of the month following the end of each calendar quarter end. Such advance fees cannot exceed estimated asset management fees for the subsequent two calendar quarterly periods. The Company incurred asset management fees of $28,000 during the three months ended March 31, 2009, which were subsequently refunded by the Advisor to improve the Company’s working capital position.

AMERICAN REALTY CAPITAL TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

Note 10 — Related-Party Transactions and Arrangements (continued)

The following table outlines activity related to asset management fees:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Earned asset management fee	$483,878	$216,551	$1,255,021	$430,730
Paid to affiliate	(70,000)	—	(70,000)	—
Waived by affiliate (not deferred)	(413,878)	(216,551)	(1,185,021)	(430,730)
Net asset management fee activity	$—	$—	$—	$—

Prepaid asset management fees	$1,134,500	$—	$1,134,500	$—

If the Advisor or its affiliates provides a substantial amount of services, as determined by the Company’s independent directors, in connection with the sale of property, the Company will pay the Advisor a brokerage commission not to exceed the lesser of one-half of a reasonable, customary and competitive real estate commission or 3.0% of the contract price for the property sold, inclusive of any commission paid to outside brokers provided, however, in no event may the real estate commissions paid to the Advisor, its affiliates or unaffiliated third-parties exceed 6% of the contract price. In addition, after investors have received a return of their net capital contributions and a 6.0% annual cumulative, non-compounded return, then the Advisor is entitled to receive 15.0% of remaining net sale proceeds. During the three and nine months ended September 30, 2009 and 2008, the Company did not pay any fees or amounts to the Advisor relating to the sale of properties.

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

 The Company may reimburse the Advisor for all expenses it paid or incurred in connection with the services provided to the Company, subject to the limitation that the Company does not reimburse for any amount by which its operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of (i) 2.0% of average invested assets, or (ii) 25% of net income other than any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of assets for that period. The Company will not reimburse for personnel costs in connection with services for which the Advisor receives acquisition fees or real estate commissions. During the three and nine months ended September 30, 2009 and 2008, the Company did not reimburse the Advisor for any such costs.

AMERICAN REALTY CAPITAL TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

Note 10 — Related-Party Transactions and Arrangements (continued)

 The Company pays its affiliated Property Manager fees for the management and leasing of the Company’s properties. Such fees equal 2.0% of gross revenues from the Company’s single tenant properties and 4.0% of the gross revenues from its multi-tenant properties, plus reimbursement of the Property Managers’ costs of managing the properties. In the event that the Property Manager assists a tenant with tenant improvements, a separate fee may be charged to the tenant by the Property Manager at a fee not to exceed 5.0% of the cost of such tenant improvements. The Property Manager will be paid leasing commissions at prevailing market rates and may also receive a fee for the initial leasing of newly constructed properties, which generally would equal one month’s rent. The aggregate of all property management and leasing fees paid to affiliates plus all payments to third parties will not exceed the amount that other nonaffiliated management and leasing companies generally charge for similar services in the same geographic location. The Property Manager may subcontract its duties for a fee that may be less than the fee provided for in the property management agreement. For the three and nine months ended September 30, 2009, the Company would have incurred property management fees of $70,413 and $179,409, respectively, however, these fees were waived by the Property Manager to improve the Company’s working capital. During the three and nine months ended September 30, 2008, the Company would have incurred property management fees of $30,557 and $60,902, however, these fees were waived by the property manager to improve the Company’s working capital position except for $4,230 paid for the nine months ended September 30, 2008. This amount paid was subsequently refunded by the Property Manager.

During the year ended December 31, 2008, the OP entered into an agreement with the principals of the Advisor whereby the OP can obtain up to $10,000,000 of bridge equity from the principals from time to time as needed to provide short-term bridge equity relating to property acquisitions or for general working capital purposes. Such bridge equity needs to be satisfied within a six month period and will accrue a yield of 8%. In November 2008, the board approved an extension of the satisfaction period of an additional six months. In connection with the acquisition of the Harleysville National Bank and the Rockland Trust Company portfolios and a Federal Express Corp. distribution facility, the Company obtained bridge equity of $4,000,000, $2,500,000 and $2,714,946 respectively. This bridge equity was repaid as of September 30, 2009. During the three and nine months ended September 30, 2009, the Company incurred related party interest expense of $12,115 and $221,485, respectively. During the three and nine months ended September 30, 2008, the Company incurred related party interest expense of $131,069 and $261,261, respectively.

During the year ended December 31, 2008, the REIT entered into an unsecured bridge equity facility with a related party, American Realty Capital Equity Bridge, LLC (“ARC Bridge”), whereby the REIT can obtain bridge equity of up to $10,000,000 from time-to-time as needed to provide short-term bridge equity relating to property acquisitions and for general working capital purposes. ARC Bridge is a 50% joint venture between the Sponsor and an unrelated third party. Bridge equity investments from this facility accrue a yield at an annual rate of 30 day LIBOR plus 5% with a floor of 8%. This facility was used for two acquisitions during the year ended December 31, 2008 and one acquisition in 2009. The bridge equity investments relating to the PNC bank locations (formerly National City Bank),  Rite Aid portfolio acquisitions and a distribution facility from Federal Express Corp. were $ 1,329,576, $5,335,939 and $9,553,172, respectively. These bridge equity investments are due one year from the investment date and can be satisfied at any time without penalty. During the nine months ended September 30, 2009, the Company satisfied $18,030,335 of outstanding draws under this facility. The related yield on such short-term bridge equity was 8.11% for both the PNC and Rite Aid acquisitions for the three and nine months ended September 30, 2009, respectively. The Company incurred interest expense on these advances of $126,983 and $435,118 for the three and nine month periods ended September 30, 2009. During the three and nine months ended September 30, 2008, the Company incurred interest expense on these advances of $6,651. As of September 30, 2009 this facility was repaid in full.

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

AMERICAN REALTY CAPITAL TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

Note 12 — Independent Directors’ Stock Option Plan

The Company has a stock option plan (the “Plan”), which authorizes the grant of nonqualified stock options to the Company’s independent directors, subject to the absolute discretion of the board of directors and the applicable limitations of the Plan. The Company intends to grant options under the Plan to each qualifying director annually. The exercise price for all stock options granted under the Plan will be fixed at $10.00 per share until the termination of our initial public offering, and thereafter the exercise price for stock options granted to our independent directors will be equal to the fair market value of a share on the last business day preceding the annual meeting of stockholders. As of September 30, 2009, the Company had granted options to purchase 18,000 shares at $10.00 per share, each with a two year vesting period. A total of 1,000,000 shares have been authorized and reserved for issuance under the Plan. The Company measures and records compensation expense for all share-based payment awards made to employees and directors, including stock options related to the Plan, based on estimated fair values.

During the nine months ended September 30, 2009, 9,000 options were granted, none were forfeited or exercised and 4,500 became vested. As of September 30, 2009, unvested options to purchase 13,500 shares at $10.00 per share remained outstanding with a weighted average contractual remaining life of approximately 8.98 years. The total compensation charge relating to these option grants is immaterial.

Note 13 — Net Loss Per Share

The following is a reconciliation of the numerator and denominator of the basic and diluted net loss per share computation for the three and nine months ended September 30, 2009 and 2008:

	Basic and Diluted Three Months Ended September 30,		Basic and Diluted Nine Months Ended September 30,
	2009	2008	2009	2008
Net loss attributable to American Realty Capital Trust, Inc.	$(1,484,012)	$(845,124)	$(3,495,616)	$(1,641,345)
Total weighted average common shares outstanding	6,639,111	1,101,127	3,791,302	699,883
Loss per share	$(0.22)	$(0.77)	$(0.92)	$(2.35)

Note 14 — Noncontrolling Interests

    In July 2009, the Company purchased a Walgreens location under a tenant in common structure with an unaffiliated third party. The third party’s investment of $1,068,000 represented a 44.0% ownership interest in the property and entitles the investor to receive a proportionate share of the net operating cash flow derived from the property. Upon disposition of the property, the tenant in common will receive a proportionate share of the net proceeds from the sale of the property. Distributions of  $16,611 were paid to the noncontrolling interest holder of this property for the three and nine months ended September 30, 2009.

AMERICAN REALTY CAPITAL TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

Note 14 — Noncontrolling Interests (continued)

      In the third quarter of 2009, the Company contributed a 49% interest in two properties to a newly created taxable REIT subsidiary (“TRS”) and sold interests in such properties for net proceeds of $1,595,457 under a Delaware statutory trust structure. This investment represents a 39.4% ownership interest in these properties and entitles the investors to receive a proportionate share of the net operating cash flow from the properties. Upon disposition of the properties, the noncontrolling interest holders will receive a proportionate share of the net proceeds from the sale of the properties. Distributions of $17,289 were paid to the noncontrolling interest holders of these properties for the three and nine months ended September 30, 2009.

     In  September 2009, the Company contributed a partial interest of a property to a newly created TRS and sold an interest in the property for net proceeds of $444,422 under a Delaware statutory trust structure. This investment represents a 35.2% ownership interest in this property and entitles the investor to receive a proportionate share of the net operating cash flow from the properties. Upon disposition of the property, the noncontrolling interest holder will receive a proportionate share of the net proceeds from the sale of the property. Distributions of $2,022 were paid to the noncontrolling interest holder of these properties for the three and nine months ended September 30, 2009.

Note 15 — Subsequent Events

Sale of Shares of Common Stock

     The Company has evaluated subsequent events through the filing of this Form 10-Q on November 16, 2009, and determined that there have not been any events that have occurred that would require adjustments to our disclosures in the unaudited consolidated financial statements except for the following transactions:

As of November 12, 2009, the Company had issued 11,467,433 shares of common stock, including 342,502 shares issued in connection with an acquisition in March 2008. Total gross proceeds from these issuances were $112.9 million. As of November 12, 2009, the aggregate value of all share issuances and subscriptions outstanding was $114.6 million based on a per share value of $10.00 (or $9.50 for shares issued under the DRIP). As of November 12, 2009, approximately $1.14 billion (114 million shares) remained available for sale to the public under the Offering, exclusive of shares available under the DRIP.

Total capital raised to date is as follows:

Source of Capital	Inception to September 30, 2009	October 1 to November 12, 2009	Total
Common shares	$89,213,532	$25,399,337	$114,612,869
Notes payable	13,000,000	—	13,000,000
Exchange proceeds (1)	3,739,260	64,000	3,803,260
Total	$105,952,792	$25,463,337	$131,416,129

(1)
Includes amounts received by the Company in connection with transactions completed through its affiliate, American Realty Capital Exchange, LLC.  Such transactions include joint ventures whereby unaffiliated third-party investors co-invested in investment properties that are majority owned and controlled by the Company.

On October 5, 2009, the Company’s Board of Directors approved a special distribution of $0.05 per share payable to Shareholders of record on December 31, 2009. This special distribution will be paid in January 2010, and shall be paid in addition to the current annualized distribution of $0.67 per share.

AMERICAN REALTY CAPITAL TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

Note 15 — Subsequent Events (continued)

Pending Real Estate Acquisitions

The following acquisitions are expected to be completed in the fourth quarter of 2009, however, there can be no assurance that the acquisitions will be completed in the estimated time frame or under the terms described below.

CVS Portfolio

The Company has entered into a Purchase and Sale Agreement to acquire 15 newly constructed CVS Pharmacy locations, in six states, totaling 274,520 square feet of retail space. These properties will be net leased to subsidiaries of CVS Caremark Corporation pursuant to which CVS Caremark Corporation is required to pay substantially all operating expenses (including all costs to maintain and repair the roof and structure of the building) and capital expenditures in addition to base rent. The primary lease term will be twenty five years and will commence on the acquisition date. Annual rent will be approximately $5,000,000 for the first five years and increases by 5% every five years.

The purchase price excluding transaction costs and fees is approximately $58,000,000 and is expected to be funded from $34,355,000 of mortgage financing and proceeds from the sale of common shares.

Bridgestone Portfolio

The Company has entered into a Purchase and Sale Agreement to acquire 6 recently constructed Morgan Tire and Auto stores located in Oklahoma and Florida, totaling 49,588 square feet of retail space. These properties will be net leased to subsidiaries of Bridgestone Corporation pursuant to which Bridgestone Corporation is required to pay substantially all operating expenses (including all costs to maintain and repair the roof and structure of the building) and capital expenditures in addition to base rent. The primary lease term is fifteen years with a remaining term of approximately fourteen years on the acquisition date. Annual rent will be approximately $1,270,000 for the first five years and increases by 6.25% every five years.

The purchase price excluding transaction costs and fees is approximately $15,109,000 and is expected to be funded from proceeds from the sale of common shares.

Home Depot Distribution Center

The Company has entered into a Purchase and Sale Agreement to acquire a newly constructed Home Depot distribution center located in Topeka, KS, totaling 465,000 square feet. This property will be net leased to The Home Depot, Inc. pursuant to which The Home Depot, Inc. is required to pay substantially all operating expenses (including all costs to maintain and repair the roof and structure of the building) and capital expenditures in addition to base rent. The primary lease term will be twenty years and will commence on the acquisition date. Annual rent will be approximately $1,800,000 and will increase by 2% annually.

The purchase price excluding transaction costs and fees is approximately $23,300,000 and is expected to be funded from seller financing of approximately $14,000,000 and proceeds from the sale of common shares.

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

Overview

We are a Maryland corporation that elected to be taxed as a real estate investment trust, or REIT, beginning with the taxable year ended December 31, 2008. On September 10, 2007, we filed a registration statement on Form S-11 with the SEC to offer a minimum of 750,000 shares and a maximum of 150,000,000 shares of common stock for sale to the public. The SEC declared the registration statement effective on January 25, 2008, at which time we launched our ongoing initial public offering. On March 11, 2008, we broke escrow in our ongoing initial public offering and then commenced our real estate operations. As of September 30, 2009, we issued 9,086,143 shares of common stock, including 339,077 shares issued in connection with an acquisition in March 2008. Total gross proceeds from these issuances were $89,213,532. As of September 30, 2009, the aggregate value of all share issuances and subscriptions outstanding was $90,822,339 based on a per share value of $10.00 (or $9.50 for shares issued under the distribution reinvestment program, or DRIP. As of September 30, 2009, 3,000 shares of common stock had been redeemed under our stock repurchase program at a value of $28,875. We are dependent upon the net proceeds from the offering to conduct our proposed operations.

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

As of September 30, 2009, we owned 104 properties compromising approximately 1,012,000 square feet, 100% leased with a weighted average remaining lease term of 15.0 years. In constructing our portfolio, we are committed to diversification (industry, tenant and geography).  As of September 30, 2009, rental revenues derived from investment grade tenants (rated BBB+ or better by Standards & Poor) approximated 92%.  Our strategy encompasses receiving the majority of our revenue from investment grade tenants as we further acquire properties and enter into (or assume) long-term lease arrangements.

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

Revenue Recognition

Our revenues, which are derived primarily from rental income, include rents that each tenant pays in accordance with the terms of each lease reported on a straight-line basis over the initial term of the lease. Since many of our leases provide for rental increases at specified intervals, straight-line basis accounting requires us to record a receivable, and include in revenues, unbilled rent receivables that we will only receive if the tenant makes all rent payments required through the expiration of the initial term of the lease.

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

Investments in Real Estate

Investments in real estate are recorded at cost. Improvements and replacements are capitalized when they extend the useful life of the asset. Costs of repairs and maintenance are expensed as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of up to forty years for buildings and improvements, five to ten years for fixtures and improvements and the shorter of the useful life or the remaining lease term for tenant improvements and leasehold interests.

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

We are required to present the operations related to properties that have been sold or properties that are intended to be sold as discontinued operations in the statement of operations for all periods presented, Properties that are intended to be sold are to be designated as “held for sale” on the balance sheet.

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

Amounts allocated to land, buildings, equipment and fixtures are based on cost segregation studies performed by independent third-parties or on our analysis of comparable properties in our portfolio. Depreciation is computed using the straight-line method over the estimated lives of forty years for buildings, five to ten years for building equipment and fixtures, and the shorter of the useful life or the remaining lease term for tenant improvements.

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

Derivative Instruments

We may use derivative financial instruments to hedge all or a portion of the interest rate risk associated with our borrowings. The principal objective of such agreements is to minimize the risks and/or costs associated with the our operating and financial structure as well as to hedge specific anticipated transactions.

We record all derivatives on the balance sheet at fair value.  The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether we have elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Derivatives may also be designated as hedges of the foreign currency exposure of a net investment in a foreign operation. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge.  We may enter into derivative contracts that are intended to economically hedge certain of its risk, even though hedge accounting does not apply or we elect not to apply hedge accounting.

Results of Operations

Comparison of the Three Months Ended September 30, 2009 and 2008

As of September 30, 2009, we owned 104 properties which are 100% leased, compared to 41 properties which were 100% leased at September 30, 2008, an increase of approximately 154%. Accordingly, our results of operations for the three months ended September 30, 2009 as compared to the three months ended September 30, 2008 reflect significant increases in most categories.

Rental Income

Rental income increased approximately $2,180,000 to approximately $3,774,000 for the three months ended September 30, 2009, compared to approximately $1,594,000 for the three months ended September 30, 2008. The increase in rental income was driven by our acquisition of approximately $121.0 million of net leased property during the last quarter of 2008 and the third quarter of 2009. These properties, acquired at an average 8.16% cap rate, are leased from 10 to 25 years to primarily investment grade tenants.

Asset Management Fees to Affiliate

Our affiliate, American Realty Capital Advisors, LLC, is entitled to fees for the management of our properties as well as fees for purchases and sales of properties. The advisor has elected to waive all asset management fees except for $70,000 for the three months ended September 30, 2009 and waived its entire fee for the three months ended September 2008. For the three months ended September 30, 2009 and 2008, we would have incurred asset management fees of approximately $484,000 and $217,000, respectively, had they not been waived.

Property Management Fees to Affiliate

Our affiliate, American Realty Capital Properties, LLC, has elected to waive the property management fees for the three months ended September 30, 2009 and 2008 to improve our working capital. Such fees represent amounts that had they not been waived, would have been paid to, American Realty Capital Properties, LLC, to manage and lease our properties. For the three months ended September 30, 2009 and 2008, we would have incurred property management fees of approximately $70,000 and $30,000 respectively, had the fees not been waived.

Acquisition and Transaction Related Costs

Beginning January 1, 2009, costs related to acquisitions of properties are required to be expensed in the period incurred. Prior to that date acquisition costs were capitalized and allocated to the fair value of the assets acquired. For the three months ended September 30, 2009 acquisition costs of $347,000 were required to be expensed in accordance with new accounting guidance for business combinations.

General and Administrative Expenses

General and administrative expenses increased to approximately $110,000 for the three months ended September 30, 2009, compared to approximately $19,000 for the three months ended September 30, 2008.  The majority of the general and administrative expenses for the three months ended September 30, 2009 included $46,000 of amortized insurance expense relating to our directors’ and officers’ insurance policy, $20,000 of board member compensation, $11,000 of contingency liability insurance and $10,000 of professional fees.

Depreciation and Amortization Expense

Depreciation and amortization expense increased approximately $1,227,000 to approximately $2,084,000 for the three months ended September 30, 2009, compared to approximately $857,000 for the three months ended September 30, 2008. The increase in depreciation and amortization expense was the result of our acquisition of approximately $121.0 million of real estate during the last quarter of 2008 and the third quarter of 2009. These properties were placed into service when acquired and are being depreciated for the period held. In contrast, the prior year number reflects no depreciation and amortization for assets acquired after September 30, 2008.

Interest Expense

Interest expense increased approximately $1,135,000 to $2,522,000 for the three months ended September 30, 2009, compared to approximately $1,387,000 for the three months ended September 30, 2008. The increase in interest expense was the result of our purchase of 63 properties with a total value of approximately $121.0 million. These properties were purchased using proceeds from our Offering and first mortgage debt.  In addition, we used various sources of unsecured financing including drawing on various bridge equity lines and issuing long term notes payable. The average first mortgage debt balance for the three months ended September 30, 2009 and, 2008 was approximately $125,000,000 and $62,000,000, respectively. We view these secured financing sources as an efficient and accretive means to acquire properties in advance of raising equity capital.

Our interest expense in future periods will vary based on our level of future borrowings, which will depend on the level of proceeds raised in the Offering, the cost of borrowings, and the opportunity to acquire real estate assets which meet our investment objectives.

Other Income

Losses on derivative instruments increased approximately $18,000 to $195,000 for the three months ended September 30, 2009, compared to losses of approximately $177,000 for the three months ended September 30, 2008.  These losses are related to marking our derivative instruments to market.

Comparison of the Nine Months Ended September 30, 2009 and 2008

As of September 30, 2009, we owned 104 properties which are 100% leased, compared to 41 properties which were 100% leased at September 30, 2008, an increase of approximately 154%. Accordingly, our results of operations for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008 reflect significant increases in most categories.

Rental Income

Rental income increased approximately $6,480,000 to approximately $9,636,000 for the nine months ended September 30, 2009, compared to approximately $3,156,000 for the nine months ended September 30, 2008. The increase in rental income was driven by our acquisition of approximately $121.0 million of net leased property during the last quarter of 2008 and the nine months ended September 30, 2009. These properties, acquired at an average 8.16% cap rate, are leased from 10 to 25 years to primarily investment grade tenants.

Asset Management Fees to Affiliate

Our affiliate, American Realty Capital Advisors, LLC, is entitled to fees for the management of our properties as well as fees for purchases and sales of properties. The advisor has elected to waive asset management fees except for $70,000 for the nine months ended September 30, 2009, and waived its entire fee for the nine months ended September 2008. For the nine months ended September 30, 2009 and 2008, we would have incurred asset management fees of approximately $1,255,000 and $431,000, respectively, had they not been waived.

Property Management Fees to Affiliate

American Realty Capital Properties, LLC has elected to waive the property management fees for the nine months ended September 30, 2009 and 2008 to improve our working capital. Such fees represent amounts that had they not been waived, would have been paid to our affiliated property manager, American Realty Capital Properties, LLC, to manage and lease our properties. For the nine months ended September 30, 2009 and 2008, we would have incurred property management fees of approximately $179,000 and $61,000, respectively, had they not been waived.

Acquisition and Transaction Related Costs

Beginning January 1, 2009, costs related to acquisitions of properties are required to be expensed in the period incurred. Prior to that date acquisition costs were capitalized and allocated to the fair value of the assets acquired. For the nine months ended September 30, 2009, acquisition costs of approximately $347,000 were required to be expensed in accordance with new accounting guidance for business combinations.

General and Administrative Expenses

General and administrative expenses increased 5% to approximately $307,000 for the nine months ended September 30, 2009, compared to approximately $292,000 for the nine months ended September 30, 2008. General and administrative expenses for the nine months ended September 30, 2009 consisted primarily of $139,000 of amortized insurance expense relating to our directors’ and officers’ insurance policy, $72,000 of board member compensation and $27,000 of professional fees.

Depreciation and Amortization Expense

Depreciation and amortization expense increased approximately $3,779,000 to approximately $5,544,000 for the nine months ended September 30, 2009, compared to approximately $1,765,000 for the nine months ended September 30, 2008. The increase in depreciation and amortization expense was the result of our acquisition of approximately $121.0 million of real estate during the last quarter of 2008 and third quarter of 2009 These properties were placed into service when acquired and are being depreciated for the period held. In contrast, the prior year number reflects the depreciation and amortization expense for a partial period for approximately $33.0 million of real estate occurred during May 2008, and reflects no depreciation and amortization for assets acquired after September 30, 2008.

Interest Expense

Interest expense increased approximately $4,534,000 to $7,292,000 for the nine months ended September 30, 2009, compared to approximately $2,759,000 for the nine months ended September 30, 2008. The increase in interest expense was the result of our purchase of 63 properties with a total value of approximately $121.0 million. These properties were purchased using proceeds from our Offering and first mortgage debt.  In addition, we used various sources of unsecured financing including drawing on various bridge equity lines and issuing long term notes payable. The average first mortgage debt balance for the nine months ended September 30, 2009 and 2008 was approximately $119,000,000 and $35,000,000, respectively.  We view these secured financing sources as an efficient and accretive means to acquire properties in advance of raising equity capital.

Our interest expense in future periods will vary based on our level of future borrowings, which will depend on the level of proceeds raised in the Offering, the cost of borrowings, and the opportunity to acquire real estate assets which meet our investment objectives.

Other Income

Gains on derivative instruments increased approximately $334,000 to $354,000 for the nine months ended September 30, 2009, compared to approximately $20,000 for the nine months ended September 30, 2008.  These gains are related to marking our derivative instruments to market.

Funds From Operations

We consider funds from operations (“FFO”) a useful indicator of the performance of a REIT. Because FFO calculations exclude such factors as depreciation and amortization of real estate assets and gains or losses from sales of operating real estate assets (which can vary among owners of identical assets in similar conditions based on historical cost accounting and useful-life estimates), they facilitate comparisons of operating performance between periods and between other REITs in our peer group. Accounting for real estate assets in accordance with generally accepted accounting principles in the United States (“GAAP”) implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. As a result, we believe that the use of FFO, together with the required GAAP presentations, provide a more complete understanding of our performance relative to our peers and a more informed and appropriate basis on which to make decisions involving operating, financing, and investing activities. Other REITs may not define FFO in accordance with the current National Association of Real Estate Investment Trust’s (“NAREIT”) definition (as we do) or may interpret the current NAREIT definition differently than we do. Consequently, our presentation of FFO may not be comparable to other similarly titled measures presented by other REITs.

FFO is a non-GAAP financial measure and does not represent net income as defined by GAAP. FFO does not represent cash flows from operations as defined by GAAP, it is not indicative of cash available to fund all cash flow needs and liquidity, including our ability to pay distributions and should not be considered as an alternative to net income, as determined in accordance with GAAP, for purposes of evaluating our operating performance. Effective January 1, 2009, new accounting guidance for business combinations requires that we expense acquisition and related transaction costs which were previously capitalized and included with the purchase price of the respective acquired real estate investment. Therefore, to improve comparability of our FFO calculation, we present FFO results and exclude such costs to present a modified FFO.

FFO and modified FFO is presented in the following table for the period ended as indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008 (5)

Net Loss	$(1,484,012)	$(845,124)	$(3,495,616)	$(1,299,493)
Depreciation of real estate assets	1,628,155	717,410	4,352,418	1,333,927
Amortization of intangible lease assets, net	356,986	139,777	894,985	259,743
Mark-to market adjustment (1)	193,323	176,656	(387,936)	(20,160)
Noncontrolling interest adjustment (2)	(88,246)	—	(88,246)	—
FFO	606,206	188,719	1,275,605	274,017
Acquisition and trasaction related costs(3)	347,036	—	347,036	—
Modified FFO	$953,242	$188,719	$1,622,641	$274,017

Distributions paid (4)	$883,481	$174,029	$1,513,874	$253,920

Modified FFO coverage ratio	107.9%	108.4%	107.2%	107.9%
Modified FFO payout ratio	92.7%	92.2%	93.3%	92.7%
___________________________
(1) -	The Company excludes non-cash mark-to-market adjustments relating to its hedging activities from its FFO calculation.
(2) -	Amounts represent noncontrolling interest portion of depreciation of real estate assets, amortization of intangible lease assets and mark-to market adjustments.
(3) -	Amounts represent acquisition related costs that are required by GAAP to be expensed as incurred as of January 1, 2009.
(4) -	Includes shares issued under the DRIP.
(5) -	The first distribution was paid during the three months ended June 30, 2008, therefore, the information presented is for the quarters ended June 30, 2008 and September 30, 2008 only.

Cash Flows for the Nine Months Ended September 30, 2009

During the nine months ended September 30, 2009, net cash used in operating activities was approximately $3,517,000. The level of cash flows used in operating activities is affected by both the timing of interest payments and amount of borrowings outstanding during the period. It is also affected by the receipt of scheduled rent payments and disbursement of deposits required in connection with property acquisitions. Prepaid expenses and other assets increased by approximately $2,830,000 principally resulting from the acquisition of $636,000 of non-real estate investment furniture and fixtures, the prepayment of $1,135,000 of asset management fees and straight-line rents of $647,000 during the nine months ended September 30, 2009. Accounts payable and accrued expenses decreased by approximately $803,000, the majority of which relates to professional fees, accrued interest and finance coordination fees. Finally due to affiliates decreased approximately $2,014,000 during the nine months ended September 30, 2009.

Net cash used in investing activities during the nine months ended September 30, 2009, was approximately $76,321,000, principally relating to acquisitions completed in the third quarter of 2009.

Net cash provided by financing activities totaled approximately $87,648,000 during the nine months ended September 30, 2009. Such amount consisted primarily of approximately $65,105,000 from issuance of common stock and the net proceeds from mortgage notes payable, short-term bridge fund and other notes payable of approximately $25,300,000, $15,878,000 and  $11,911,000, respectively. These amounts were offset by the satisfaction of our mortgage notes payable,  short-term bridge funds, related party bridge facility, related party convertible bride revolver and short-term convertible redeemable preferred of approximately $732,000, $11,954,000, $8,477,000, $6,500,000 and $3,995,000, respectively. During the period, we issued 7,746,899 shares of common stock which generated approximately $76,900,000 of gross proceeds, reduced by approximately $11,764,000 of related offering costs and commissions. Net cash of approximately $920,000 was used for shareholder distributions. Net cash was increased by approximately $10,000 related to a decrease in restricted cash.

Cash paid for interest during the nine months ended September 30, 2009 was approximately $7.4 million.

Cash Flows for the Nine Months September 30, 2008

During the nine months ended September 30, 2008, net cash provided by operating activities was approximately $1,291,000. Prepaid expenses and other assets increased by approximately $751,000 principally resulting from a deposit paid to secure financing on a portfolio which was acquired subsequent to September 30, 2008. This amount is offset by the increase in accounts payable and accrued expenses of approximately $1,312,000, the majority of which relates to professional fees, accrued interest and finance coordination fees, as well as an increase in deferred rent and liabilities of approximately $554,000, primarily representing rent payments received in advance of the respective due date.

Net cash used in investing activities during the nine months ended September 30, 2008 totaled approximately $49,068,000 relating to investment properties acquired during the period.

Net cash provided by financing activities totaled approximately $48,651,000 during the nine months ended September 30, 2008. Such amount consisted primarily of net proceeds from notes payable, issuance of a convertible redeemable preferred obligation, our related party credit facility and related party notes payable of approximately $26,294,000, $3,995,000,$7,148,000 and $6,500,000, respectively. During the period, we issued 1,145,397 shares of common stock which generated approximately $7,272,000 of gross proceeds, reduced by approximately $1,292,000 of related offering costs and commissions. Net cash of approximately $168,000 was used for shareholder distributions. Net cash was reduced by approximately $50,000 related to restricted cash.

  Liquidity and Capital Resources

We expect to continue to raise capital through the sale of our common stock and to utilize the net proceeds from the sale of our common stock and proceeds from secured financings to complete future property acquisitions and satisfy outstanding short-term bridge equity amounts. As of September 30, 2009, we issued 9,086,143 shares of common stock, including 339,077 shares issued in connection with an acquisition in March 2008. Total gross proceeds from these issuances were $89,213,532. As of September 30, 2009, the aggregate value of all share issuances and subscriptions outstanding was $90,822,339 based on a per share value of $10.00 (or $9.50 for shares issued under the DRIP). As of September 30, 2009, an additional 140,992,048 shares were available for issuance under the current registration statement and an additional 24,921,809 shares were available to be issued pursuant to the DRIP. We will offer these shares until January 25, 2011, when our current registration statement is due to expire.

The amount of distributions payable to our stockholders is determined by our board of directors and is dependent on a number of factors, including funds available for distribution, financial condition, capital expenditure requirements, as applicable, and annual distribution requirements needed to qualify and maintain our status as a REIT under the Internal Revenue Code of 1986, as amended. Operating cash flows are expected to increase as additional properties are acquired in our investment portfolio.

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

We expect to meet our future short-term operating liquidity requirements through net cash provided by our current property operations and the operations of properties to be acquired in the future. We also expect that our properties will generate sufficient cash flow to cover operating expenses and the payment of a monthly distribution. Other potential future sources of capital include proceeds from secured or unsecured financings from banks or other lenders, proceeds from the sale of properties, undistributed funds from operations, and savings realized from our affiliates potentially waiving certain fees and expense reimbursements.

On February 25, 2008, our board of directors declared a distribution for each monthly period commencing 30 days subsequent to acquiring our initial portfolio of real estate investments, payable in cash on the 2nd day following each month end to stockholders of record at the close of business each day during the applicable period. We acquired our initial real estate investment on March 5, 2008.  Accordingly, our daily distribution commenced accruing on April 5, 2008.  The REIT’s initial distribution payment was paid to stockholders on May 21, 2008, representing distributions accrued from April 5, 2008 through April 30, 2008.  Subsequently, we modified the payment date to the 2nd day following each month end to stockholders of record at the close of business each day during the applicable period.  The distribution is calculated based on stockholders of record each day during the applicable period at a rate of $0.00178082191 per day, and equals a daily amount that, if paid each day for a 365-day period, would equal a 6.5% annualized rate based on the share price of $10.00.   On November 5, 2008, the board of directors approved an increase in our annual cash distribution from $.65 to $.67 per share.  Based on a $10.00 share price, this 20 basis point increase, effective January 2, 2009, results in an annualized distribution rate of 6.7%. During the three and nine months ended September 30, 2009, distributions paid totaled $883,455 and $1,513,848, respectively. These amounts include $358,367 and $593,578 of common shares issued under the DRIP for the three and nine months ended September 30, 2009, respectively.  As of September 30, 2009, cash used to pay our distributions was entirely generated from funds received from operating activities and fee waivers from our Advisor.  Our distributions have not been paid from any other sources.  We have continued to pay distributions to our shareholders each month since our initial distribution payment.

In addition, we may continue to raise capital through the issuance of unsecured notes payable.  Proceeds from such issuances will augment the capital being raised through the sale of common stock.  We believe our notes programs offer an efficient and cost effective source of funds.  The term of these notes will generally be between three and five years.  Total gross proceeds from note issuances for the nine months ended September 30, 2009 were $11,911,000.

The payment terms of our loan obligations vary. In general, principal and interest is payable monthly with all unpaid principal and interest due at maturity. Certain of our mortgage loans have initial payments of interest only but require principal repayment in subsequent years. Our loan agreements stipulate that we comply with specific reporting and financial covenants. As of September 30, 2009, we were in compliance with the debt covenants under our loan agreements.

Our Advisor may, with approval from our independent board of directors, seek to borrow short-term bridge equity that, combined with secured mortgage financing, exceeds our targeted leverage ratio. Such short-term bridge equity may be derived from the $10.0 million revolving bridge equity facility established between principals of the Advisor and the OP, or the $10.0 million related party bridge facility established between ARC Bridge and the REIT as described in Note 10 of our financial statements — Related-Party Transactions and Arrangements. In addition, short-term bridge equity may be obtained from third-parties on a case-by-case basis as acquisition opportunities present themselves simultaneous with our capital raising efforts. We view the use of short-term bridge equity as an efficient and accretive means of acquiring real estate in advance of raising equity capital. Accordingly, we can take advantage of buying opportunities as we expand our fund raising activities. As additional equity capital is obtained in connection with our offering, these short-term bridge equity investments will be satisfied. As of September 30, 2009, we had $10.0 million available under our related party bridge equity facility and there were no borrowings outstanding under this facility. Excluding such short-term bridge equity and other notes payable, our leverage ratio approximated 59% (secured mortgage notes payable as a percentage of total real estate investments, at cost) as of September 30, 2009.

It is our expectation to continue to use availability under our revolving related party credit facilities.  The use of these funds is an efficient and accretive means of acquiring real estate investments while we continue to raise equity capital through our continuous Offering.  We attempt to time our acquisitions appropriately as we negotiate with sellers, seek long-term mortgage financings and receive proceeds from the issuance of our common shares.  Our revolving bridge facilities afford us an opportunity to acquire high quality properties that meet our core strategy while we are furthering our efforts with respect to raising equity capital.  Since December 31, 2008, excluding the approximately $15,900,000 of non-related party bridge equity borrowings repaid, approximately $27,245,000 of outstanding advances under our revolving related party facilities was satisfied.

As of September 30, 2009, we had cash of approximately $8,697,000, which we expect to be used for acquisitions of new properties, to satisfy short-term bridge funds, pay operating expenses and pay stockholder distributions. In addition, the approximate $283,000 of debt and other contractual obligations coming due during the remainder of 2009 will be paid with cash flow generated from operations and proceeds from our Offering.

Contractual Obligations

The following is a summary of our contractual obligations as of September 30, 2009:

		Principal Payments Due During the Years Ending December 31
Contractual Obligations	Total	2009	2010	2011	2012	2013	Thereafter
Mortgage notes payable	$137,309,568	$283,292	$1,262,297	$2,122,777	$2,278,141	$59,087,627	$72,275,434
Short-term bridge equity	15,878,495	—	15,878,495	—	—	—	—
Long-term notes payable	13,000,000	—	—	13,000,000	—	—	—
Purchase obligations (1)	—	—	—	—	—	—	—
	$166,188,063	$283,292	$17,140,792	$15,122,777	$2,278,141	$59,087,627	$72,275,434

		Interest Payments Due During the Years Ending December 31
Contractual Obligations	Total	2009	2010	2011	2012	2013	Thereafter
Mortgage notes payable	$63,247,051	$2,585,376	$8,221,668	$8,099,289	$7,981,943	$6,834,237	$29,524,538
Short-term bridge equity	710,122	233,326	476,796	—	—	—	—
Long-term notes payable	2,546,744	296,208	1,175,173	1,075,363	—	—	—
	$66,503,917	$3,114,910	$9,873,637	$9,174,652	$7,981,943	$6,834,237	$29,524,538

(1)
As of September 30, 2009, we have commitments to purchase a Home Depot distribution facility, a portfolio of CVS pharmacies and a portfolio of Bridgestone retail facilities at a total purchase price of approximately $93.5 million. The acquisitions will be acquired with a combination of cash and financing arrangements. The terms of financing arrangements are not yet finalized.

Election as a REIT

We are qualified and have elected to be taxed as a REIT under Sections 856 through 860 of the Code commencing with our taxable year ended December 31, 2008. We generally are not subject to federal corporate income tax to the extent we distribute our REIT taxable income to our stockholders, and so long as we distribute at least 90% of our REIT taxable income. REITs are subject to a number of other organizational and operational requirements. We may be subject to certain state and local taxes on our income and property, and federal income and excise taxes on our undistributed income.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The market risk associated with financial instruments and derivative financial instruments is the risk of loss from adverse changes in market prices or rates. Our market risk arises primarily from interest rate risk relating to variable-rate borrowings the maturity of which is fixed with the use of hedge instruments. To meet our short and long-term liquidity requirements, we borrow funds at a combination of fixed and variable rates. Borrowings under our short-term bridge equity funds bear interest at fixed and variable rates. Our long-term debt, which consists of secured financings, typically bears interest at fixed rates. Our interest rate risk management objectives are to limit the impact of interest rate changes in earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, from time to time, we may enter into interest rate hedge contracts such as swaps, collars, and treasury lock agreements in order to mitigate our interest rate risk with respect to various debt instruments. We do not hold or issue these derivative contracts for trading or speculative purposes.

As of September 30, 2009, our debt included fixed-rate debt with a carrying value of approximately $74,523,000 and a fair value of approximately $64,911,000. Changes in market interest rates on our fixed rate debt impact fair value of the debt, but it has no impact on interest incurred or cash flow. For instance, if interest rates rise 100 basis points and our fixed rate debt balance remains constant, we expect the fair value of our debt to decrease, the same way the price of a bond declines as interest rates rise. The sensitivity analysis related to our fixed–rate debt assumes an immediate 100 basis point move in interest rates from their September 30, 2009 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed rate debt by approximately $4,943,000. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed-rate debt by approximately $5,775,000.

As of September 30, 2009, our debt included variable-rate mortgage notes payable with a carrying value of $62,786,000. Interest rate volatility associated with this variable-rate mortgage debt has been mitigated by the use of hedge instruments. The sensitivity analysis related to our variable-rate debt assumes an immediate 100 basis point move in interest rates from their September 30, 2009 levels, with all other variables held constant. A 100 basis point increase or decrease in variable interest rates on our variable-rate notes payable would increase or decrease our interest expense by approximately $628,000 annually.

These amounts were determined by considering the impact of hypothetical interest rate changes on our borrowing costs, and, assume no other changes in our capital structure.

As the information presented above includes only those exposures that existed as of September 30, 2009, it does not consider exposures or positions arising after that date. The information represented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of fluctuations.

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

No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the nine months ended September 30, 2009 that has materially affected, or is reasonable likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Share Redemption Program

Our board of directors has adopted a share repurchase program that enables our stockholders to sell their shares to us in limited circumstances. In order to provide stockholders with the benefit of interim liquidity, stockholders who have held their shares for at least one year and who purchased their shares from us or received the shares through a non-cash transaction, not in the secondary market, may present all or a portion of the holder’s shares to us for repurchase. At that time, we may, subject to the conditions and limitations, redeem the shares presented for repurchase for cash to the extent that we have sufficient funds available to us to fund such repurchase. Upon the death or disability of a stockholder, upon request, we will waive the one-year holding requirement. Shares repurchased in connection with the death or disability of a stockholder will be repurchased at a purchase price equal to the price actually paid for the shares during the offering, or if not engaged in the offering, the current net asset value of the shares if higher. During any calendar year, the number of shares we will repurchase will be limited in any calendar year to 5% of the weighted average number of shares outstanding during the prior year; provided, however, that shares subject to a repurchase requested upon the death or disability of a stockholder will not be subject to this cap.  The cash available for repurchase of our shares is funded by our DRIP, as well as from proceeds of the sale of shares in a public offering, and with other available allocated operating funds.

As of September 30, 2009, 3,000 shares have been redeemed under this program at a total redemption value of $28,875.

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

Brian S. Block
Executive Vice President, Chief Financial Officer (Principal Accounting Officer)

Date: November 16, 2009

EXHIBIT INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 (and are numbered in accordance with Item 601 of Regulation S-K).

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