Form 10-K
period 2009-12-31
American Realty Capital Trust, Inc.
filed 2010-03-18
CIK 1410997

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Common stock, $0.01 par value per share
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No  ☒

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).       Yes ☐    No ☒

There is no established market for the Registrant’s shares of common stock. The Registrant is currently conducting the ongoing initial public offering of its shares of common stock pursuant to its Registration Statement on Form S-1 (File No. 333-145949), which shares are being sold at $10.00 per share, with discounts available for certain categories of purchasers. While there is no established market for the registrant’s common stock, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $45,125,046 based on a per share value of $10.00 (or $9.50 for shares issued under the Dividend reinvestment plan).

As of March 15, 2010, the registrant had 18,893,430 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant incorporates by reference portions of its Definitive Proxy Statement for the 2010 Annual Meeting of Stockholders, which is expected to be filed no later than April 29, 2010, into Part III of this Annual Report on Form 10-K to the extent stated herein.

AMERICAN REALTY CAPITAL TRUST, INC.
FORM 10-K
Year Ended December 31, 2009

i

Forward-Looking Statements

Certain statements included in this annual report on Form 10-K are forward-looking statements. Those statements include statements regarding the intent, belief or current expectations of American Realty Capital Trust, Inc. (the “Company,” “we” “our” or “us”) and members of our management team, as well as the assumptions on which such statements are based, and generally are identified by the use of words such as “may,” “will,” “seeks,” “anticipates,” “believes,” “estimates,” “expects,” “plans,” “intends,” “should” or similar expressions. Actual results may differ materially from those contemplated by such forward-looking statements. Further, forward-looking statements speak only as of the date they are made, and we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time, unless required by law.

The following are some of the risks and uncertainties, although not all risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:

•
We and American Realty Capital Advisor, LLC, our  advisor (the “Advisor”), have a limited operating history and our Advisor has limited experience operating a public company. This inexperience makes our future performance difficult to predict.

•
All of our executive officers are also officers, managers and/or holders of a direct or indirect controlling interest in our Advisor, our dealer manager, Realty Capital Securities, LLC (the “Dealer Manager”) and other American Realty Capital-affiliated entities.  As a result, our executive officers, our Advisor and its affiliates face conflicts of interest, including significant conflicts created by our Advisor’s compensation arrangements with us and other investors advised by American Realty Capital affiliates and conflicts in allocating time among these investors and us. These conflicts could result in unanticipated actions.

•
American Realty Capital New York Recovery REIT, Inc. (“NY Recovery REIT”) and Phillips Edison – ARC Shopping Center REIT, Inc. (“Phillips Edison – ARC Shopping Center REIT”) are two American Realty Capital sponsored programs currently in registration with the U.S. Securities and Exchange Commission (the “SEC”). All of our executive officers and directors are also executive officers and directors of New York Recovery REIT. Our president and director is also a director of Phillips Edison – ARC Shopping Center REIT. Each of our executive officers and directors face conflicts of interest in allocating their time and efforts among these programs and us.

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

•
While we are investing the proceeds of our ongoing initial public offering, the competition for the type of properties we desire to acquire may cause our distributions and the long-term returns of our investors to be lower than they otherwise would be.

•	We depend on tenants for our revenue, and, accordingly, our revenue is dependent upon the success and economic viability of our tenants.

•	Increases in interest rates could increase the amount of our debt payments and limit our ability to pay distributions to our stockholders.

•
We may not generate cash flows sufficient to pay our distributions to stockholders, as such we may be forced to borrow at higher rates or depend on our advisor to waive reimbursement of certain expenses and fees to fund our operations.

All forward-looking statements should be read in light of the risks identified in Part I, Item IA of this annual report on Form 10-K.

PART I

Item 1. Business.

Organization

We were incorporated in August 2007 as a Maryland corporation intending to elect and qualify as a real estate investment trust (“REIT”) for federal income tax purposes beginning with the taxable year that ended December 31, 2008.  We qualified as a REIT for federal income tax purposes for the fiscal years ended December 31, 2008 and December 31, 2009.  As a REIT, we generally are not subject to corporate-level income taxes.  To maintain our REIT status, we are required, among other requirements, to distribute annually at least 90% of our “REIT taxable income,” as defined by the Internal Revenue Code of 1986, as amended (the “Code”), to our stockholders.  If we fail to qualify as a REIT in any taxable year, we would be subject to federal income tax on our taxable income at regular corporate tax rates.

The Company acquires and operates commercial properties. All such properties may be acquired and operated by the Company alone or jointly with another party.  We purchased our first property and commenced our real estate operations in March 2008. As of December 31, 2009, the Company owned 126 properties comprising 1.7 million square feet of freestanding, single tenant commercial space with an aggregate purchase price of $329.1 million. As of December 31, 2009, these properties were 100% occupied.

In September 2007, we filed our Registration statement on Form S-11 (File No. 333-145949) (the “Registration Statement”) with the SEC to offer a minimum of 750,000 shares and a maximum of 150,000,000 shares of common stock for sale to the public. The SEC declared the Registration Statement effective in January 2008, and we launched our ongoing initial public offering in March 2008 upon retaining Realty Capital Securities, LLC, our Dealer Manager, to serve as the dealer manager of the offering. The Dealer Manager is responsible for marketing our shares in the ongoing initial public offering.

We are managed by American Realty Capital Advisor, LLC, our Advisor, and American Realty Capital Properties, LLC, which serves as our property manager (the “Property Manager”).  The Advisor and the Property Manager are affiliated entities that receive compensation and fees for services related to the ongoing offering and for the investment and management of the Company’s assets. These entities receive fees during the Company’s offering, acquisition, operational and liquidation stages.

In March 2008, we broke escrow in our ongoing initial public offering and accepted subscriptions for 899,679 shares of common stock valued at $9.0 million.  As of December 31, 2009, the Company issued 14,672,237 shares of common stock, including shares issued through under our Distribution Reinvestment Plan (the “DRIP”) and 339,077 shares issued in connection with an acquisition in March 2008. Total gross proceeds from these issuances were $144.6 million.  As of December 31, 2009, the aggregate value of all share issuances was $146.6 million based on a per share value of $10.00 (or $9.50 per share for shares issued under the Distribution Reinvestment Plan (the “DRIP”).

Substantially all of the Company’s business is conducted through American Realty Capital Operating Partnership, L.P. (the “OP”), a Delaware limited partnership. The Company is the sole general partner of and owns a 99.01% partnership interest in the OP. The Advisor is the sole limited partner and owner of 0.99% (minority interest) of the partnership interests of the OP.  The limited partner interests have the right to convert OP units into cash or, at the option of the Company, an equal number of common shares of the Company, as allowed by the limited partnership agreement.

Investment Objectives

We invest in commercial real estate properties. Our primary investment objectives are:

•	to provide current income for investors through the payment of cash distributions; and

•	to preserve and return investors’ capital contributions.

We also seek capital gain from our investments. Investors may be able to obtain a return on all or a portion of their capital contribution in connection with the sale of an investor’s shares if we list our shares on an national securities exchange. We cannot assure investors that we will attain any of these objectives. See “Risk Factors.”

Our core investment strategy for achieving these objectives is to only acquire, own and manage a portfolio of free standing commercial properties that are leased to a diversified group of credit worthy companies on a single tenant, net lease basis. Net leases generally require the tenant to pay substantially all of the costs associated with operating and maintaining the property such as maintenance, insurance, taxes, structural repairs and all other operating and capital expenses (referred to as “triple-net leases”).

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

If we seek and do not obtain stockholder approval of an extension or amendment to the listing deadline, we intend then to adopt a plan of liquidation and begin an orderly sale of our properties.

Our board of directors may revise our investment policies, which we describe in more detail below, without the concurrence of our stockholders. Our independent directors will review our investment policies, which we discuss in detail below, at least annually to determine that our policies are in the best interest of our stockholders.

Acquisition and Investment Policies

The Company seeks to build a diversified portfolio comprised primarily of free-standing single-tenant bank branch, convenience store, retail, office and industrial properties that are double-net and triple-net leased to investment grade (S&P BBB- or better) and other creditworthy tenants. Triple-net (NNN) leases typically require the tenant to pay substantially all of the costs associated with operating and maintaining the property such as maintenance, insurance, taxes, structural repairs and all other operating and capital expenses. Double-net (NN) leases typically provide that the landlord is responsible for maintaining the roof and structure, or other structural aspects of the property, while the tenant is responsible for all remaining expenses associated with the property. We will seek to build a portfolio where at least 50% of the portfolio will be comprised of properties leased to investment grade tenants. We currently exceed our objective as approximately 94% of our rental income is from investment grade tenants as of December 31, 2009. While most of our investment will be directly in such properties, we may also invest in entities that own or invest in such properties.

We intend to assemble a portfolio of real estate that is diversified by industry, geography, tenants, credits, and use. We do not anticipate any single tenant or geographic concentration to comprise more than 10% of our portfolio. We anticipate that our portfolio will consist primarily of freestanding, single-tenant properties net leased for use as bank branches, convenience stores, retail, office and industrial establishments. Although we expect our portfolio will consist primarily of freestanding, single-tenant properties, we will not forgo opportunities to invest in other types of real estate investments that meet our overall investment objectives.

Borrowing Policies

Our Advisor believes that utilizing borrowing is consistent with our investment objective of maximizing the return to investors. By operating on a leveraged basis, we will have more funds available for investment in properties. This will allow us to make more investments than would otherwise be possible, resulting in a more diversified portfolio. There is no limitation on the amount we may borrow against any single improved property. However, under our charter, we are required to limit our borrowings to 75% of the greater of the aggregate cost (before deducting depreciation or other non-cash reserves) or the aggregate fair market value of our gross assets as of the date of any borrowing (and to 300% of our net assets (as defined in our charter)), unless excess borrowing is approved by a majority of the independent directors and disclosed to our stockholders in the next quarterly report along with the justification for such excess borrowing. As of December 31, 2009, we have maintained a disciplined approach with respect to borrowing, having a leverage ratio of 55.8% (long-term mortgage financing as a percentage of total real estate investments, at cost). In the event that we issue preferred stock that is entitled to a preference over the common stock in respect of distributions or liquidation or is treated as debt under accounting principles generally accepted in the United States of America (“GAAP”), we will include it in the leverage restriction calculations, unless the issuance of the preferred stock is approved or ratified by our stockholders. We expect that during the period of the offering we will request that our independent directors approve borrowings in excess of this limitation since we will then be in the process of raising our equity capital to acquire our portfolio. However, we anticipate that our overall leverage following our offering stage will be within our charter limit.

Our Advisor will use its best efforts to obtain financing on the most favorable terms available to us. All of our financing arrangements must be approved by a majority of our board members including a majority of our independent directors. Lenders may have recourse to assets not securing the repayment of the indebtedness.

Our OP may, with the approval from our independent board of directors, utilize unsecured revolving equity lines in connection with property acquisitions as opportunities present themselves, which equity shall be repaid as we raise common equity.  Currently, we have an equity line available to us of up to $10.0 million dollars provided by certain managing principals of American Realty Capital II, LLC, our sponsor. As of December 31, 2009, there are no amounts outstanding on this equity line.

In addition, short-term equity facilities may be obtained from third parties on a case-by-case basis as acquisition opportunities present themselves simultaneous with our capital raising efforts. We view the use of short-term equity facilities as an efficient and accretive means of acquiring real estate in advance of raising equity capital. Accordingly, we can take advantage of buying opportunities as we expand our fund raising activities.  In 2008, a third party contributed a total of $8.0 million of preferred but unsecured equity towards the acquisition of two of our property acquisitions.  In 2009, the preferred equity in one of our property acquisitions was repaid as of December 31, 2009.

Since our inception, we have mitigated interest-rate volatility by swapping variable rates on debt to fixed rates by utilizing derivative instruments.

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

In February 2008, the board of directors declared a distribution for each monthly period commencing 30 days subsequent to acquiring our initial portfolio of real estate investments. The first monthly distribution was paid in April 2008. The distribution is calculated based on stockholders of record each day during the applicable period at a rate that, if paid each day for a 365-day period, would equal a specified annualized rate based on a share price of $10.00. The initial annualized rate was 6.5% annualized rate based on the share price of $10.00. On November 5, 2008, the board of directors of approved an increase in its annual cash distribution from $.65 to $.67 per share. Based on a $10.00 share price, this 20 basis point increase, effective January 2, 2009, resulted in an annualized distribution rate of 6.7%. Effective April 1, 2010 our daily distribution rate will increase by another 30 basis points, resulting in an annualized distribution rate of 7.0%.

During the years ended December 31, 2009 and 2008, distributions totaled $3.2 million and $0.4 million inclusive of $1.3 million and $0.1 million of common shares issued under the DRIP, respectively.  As of December 31, 2009, cash used to pay our distributions was generated partly from funds received from operating activities and partly from funds generated from the sale of our common stock. As additional capital is raised and we continue to build our portfolio of investments, we expect that we will use funds received from operating activities to pay a greater proportion of our distributions and will be able to reduce and in the future eliminate the use of funds from the sale of common stock to pay distributions. We have continued to pay distributions to our shareholders each month since our initial distribution payment.

The following is a chart of monthly distributions declared and paid since the commencement of the offering:

	Total	Cash	Distribution Reinvestment Plan
2008:
April	$–	$–	$–
May	30,262	22,008	8,254
June	49,638	35,283	14,355
July	55,042	34,788	20,254
August	57,584	36,519	21,065
September	61,395	39,361	22,034
October	61,425	41,078	20,347
November	65,496	43,646	21,850
December	64,442	42,876	21,566
Total	$445,284	$295,559	$149,725
2009:
January	$69,263	$46,227	$23,036
February	76,027	50,214	25,813
March	74,915	49,020	25,895
April	101,282	64,375	36,907
May	128,867	78,604	50,263
June	180,039	106,741	73,298
July	217,325	127,399	89,926
August	290,230	177,620	112,610
September	375,926	220,165	155,761
October	455,051	264,729	190,322
November	563,472	328,555	234,917
December	643,125	374,715	268,410
Total	$3,175,522	$1,888,364	$1,287,158

The Company pays the Advisor an annualized asset management fee of 1.0% based on the aggregate contract purchase price of all properties. Through December 31, 2009, the Company paid asset management fees to the Advisor of $0.1 million. The Advisor has elected to waive the remainder of its asset management fee through December 31, 2009, and will determine if a portion or all of such fees will be waived in subsequent periods on a quarter-to-quarter basis. Such waived fees for the period ended December 31, 2009 and 2008 equal $1.8 million and $0.7 million, respectively.

Tax Status

We have made an election to be taxed as a REIT under Sections 856 through 860 of the Code, effective for our taxable year ended December 31, 2008. We believe that, commencing with such taxable year, we are organized and operate in such a manner as to qualify for taxation as a REIT under the Code. We intend to continue to operate in such a manner to qualify for taxation as a REIT, but no assurance can be given that we will operate in a manner so as to qualify or remain qualified as a REIT. Pursuant to our charter, our board of directors has the authority to make any tax elections on our behalf that, in their sole judgment, are in our best interest. This authority includes the ability to elect not to qualify as a REIT for federal income tax purposes or, after qualifying as a REIT to revoke or otherwise terminate our status as a REIT. Our board of directors has the authority under our charter to make these elections without the necessity of obtaining the approval of our stockholders. In addition, our board of directors has the authority to waive any restrictions and limitations contained in our charter that are intended to preserve our status as a REIT during any period in which our board of directors has determined not to pursue or preserve our status as a REIT.

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

Environmental

As an owner of real estate, we are subject to various environmental laws of federal, state and local governments. Compliance with existing laws has not had a material adverse effect on our financial condition or results of operations, and management does not believe it will have such an impact in the future.  However, we cannot predict the impact of unforeseen environmental contingencies or new or changed laws or regulations on properties in which we hold an interest, or on properties that may be acquired directly or indirectly in the future. We hire third parties to conduct Phase I environmental reviews of the real property that we purchase.

Employees

We have no direct employees.  The employees of the Advisor and other affiliates perform a full range of real estate services for us, including acquisitions, property management, accounting, legal, asset management, wholesale brokerage and investor relations services.

We are dependent on these affiliates for services that are essential to us, including the sale of shares of our common stock, asset acquisition decisions, property management and other general administrative responsibilities.  In the event that any of these companies were unable to provide these services to us, we would be required to provide such services ourselves or obtain such services from other sources.

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

Available Information

We electronically file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports with the SEC.  We also filed with the SEC our Registration Statement in connection with our current offering.  Copies of our filings with the SEC may be obtained from the website maintained for us and our affiliates at www.americanrealtycap.com or from the SEC’s website at www.sec.gov.  Access to these filings is free of charge.  We are not incorporating our website or any information from the website into this Form 10-K.

Item 1A. Risk Factors.

Risks Related to an Investment in American Realty Capital Trust, Inc.

Except as described herein, we have no prior operating history or established financing sources, and the prior performance of real estate investment programs sponsored by affiliates of our Advisor may not be an indication of our future results.

Except as described in this annual report on Form 10-K, we have no operating history and you should not rely upon the past performance of other real estate investment programs sponsored by affiliates of our Advisor to predict our future results. We were incorporated on August 17, 2007. We have limited investments in real estate or otherwise. Although Mr. Schorsch, Mr. Kahane and other members of our Advisor’s management have significant experience in the acquisition, finance, management and development of commercial real estate, the prior performance of real estate investment programs sponsored by affiliates of Mr. Schorsch, Mr. Kahane and our Advisor may not be indicative of our future results.

You should consider our prospects in light of the risks, uncertainties and difficulties frequently encountered by companies that are, like us, in their early stage of development. To be successful in this market, we must, among other things:

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

We cannot guarantee that we will succeed in achieving these goals, and our failure to do so could cause you to lose all or a portion of your investment.

Because our ongoing public offering is a blind pool offering, you will not have the opportunity to evaluate all of our investments before we make them, which makes an investment in us more speculative.

We have not yet acquired or identified all of the investments that we will make with the net proceeds of our ongoing public offering. Additionally, we will not provide you with information to evaluate our investments prior to our acquisition of properties. We seek to invest substantially all of the offering proceeds available for investment, after the payment of fees and expenses, in the acquisition of freestanding, single-tenant commercial properties net leased to investment grade or other creditworthy tenants. We may also, in the discretion of our Advisor, invest in other types of real estate or in entities that invest in real estate. We will acquire or invest in properties located only in the United States and the Commonwealth of Puerto Rico. In addition, our Advisor may make or invest in mortgage, bridge or mezzanine loans or participations therein on our behalf if our board of directors determines, due to the state of the real estate market or in order to diversify our investment portfolio or otherwise, that such investments are advantageous to us. We have established policies relating to the creditworthiness of tenants of our properties, but our board of directors will have wide discretion in implementing these policies, and you will not have the opportunity to evaluate potential tenants.

There is no public trading market for our shares and there may never be one; therefore, it will be difficult for you to sell your shares.

There currently is no public trading market for our shares and there may never be one. If you are able to find a buyer for your shares, you may not sell your shares unless the buyer meets applicable suitability and minimum purchase standards. Our charter also prohibits the ownership of more than 9.8% of the aggregate of our stock or of any class or series of our stock by a single investor, unless exempted by our board of directors, which may inhibit large investors from desiring to purchase your shares. Moreover, our share repurchase program includes numerous restrictions that would limit your ability to sell your shares to us. Our board of directors may reject any request for repurchase of shares, or amend, suspend or terminate our share repurchase program upon 30 days’ notice. Therefore, it will be difficult for you to sell your shares promptly or at all. If you are able to sell your shares, you will likely have to sell them at a substantial discount to the price you paid for the shares. It also is likely that your shares would not be accepted as the primary collateral for a loan. You should purchase the shares only as a long-term investment because of the illiquid nature of the shares.

If we, through our Advisor, are unable to continue to find suitable investments, then we may not be able to achieve our investment objectives or pay distributions.

Our ability to achieve our investment objectives and to pay distributions to our stockholders is dependent upon the performance of our Advisor in selecting investments for us to acquire, selecting tenants for our properties and securing independent financing arrangements. Except for stockholders who purchased shares of our common stock in our offering after such time as we supplemented our prospectus to describe one or more identified investments, our stockholders generally have no opportunity to evaluate the terms of transactions or other economic or financial data concerning our investments. Our stockholders must rely entirely on the management ability of our Advisor and the oversight of our board of directors. Our Advisor may not be successful in identifying suitable investments on financially attractive terms or, if it identifies suitable investments, our investment objectives will be achieved.  If we, through our Advisor, are unable to continue to find suitable investments, we will hold the proceeds of our offering in an interest-bearing account or invest the proceeds in short-term, investment-grade investments.  In such an event, our ability to pay distributions to our stockholders would be adversely affected.

We may suffer from delays in locating suitable investments, which could adversely affect our ability to make distributions and the value of your investment.

We could suffer from delays in locating suitable investments, particularly as a result of our reliance on our Advisor at times when management of our Advisor is simultaneously seeking to locate suitable investments for other affiliated programs, such as NY Recovery REIT and Phillips Edison – ARC Shopping Center REIT, which are both American Realty Capital sponsored programs in registration with the SEC. Delays we encounter in the selection, acquisition and, in the event we develop properties, development of income-producing properties, likely would adversely affect our ability to make distributions and the value of your overall returns. In such event, we may pay all or a substantial portion of our distributions from the proceeds of our ongoing public offering or from borrowings in anticipation of future cash flow, which may constitute a return of your capital. Distributions from the proceeds of our public offering or from borrowings also could reduce the amount of capital we ultimately invest in properties. This, in turn, would reduce the value of your investment. In particular, where we acquire properties prior to the start of construction or during the early stages of construction, it will typically take several months to complete construction and rent available space. Therefore, you could suffer delays in the receipt of cash distributions attributable to those particular properties.  If our Advisor is unable to obtain suitable investments, we will hold the proceeds of our public offering in an interest-bearing account or invest the proceeds in short-term, investment-grade investments.

If we are unable to raise substantial funds, we will be limited in the number and type of investments we may make and the value of your investment in us will fluctuate with the performance of the specific properties we acquire.

Our ongoing public offering is being made on a best efforts basis, whereby the brokers participating in the offering are only required to use their best efforts to sell our shares and have no firm commitment or obligation to purchase any of the shares. As a result, the amount of proceeds we raise in our public offering may be substantially less than the amount we would need to achieve a broadly diversified property portfolio. If we are unable to raise substantially more than the minimum offering amount, we will make fewer investments resulting in less diversification in terms of the number of investments owned, the geographic regions in which our investments are located and the types of investments that we make. In such event, the likelihood of our profitability being affected by the performance of any one of our investments will increase. For example, in the event we only sell a small amount in excess of 750,000 shares, we may be able to make only a few investments. If we only are able to make a few investments, we would not achieve any asset diversification. Additionally, we are not limited in the number or size of our investments or the percentage of net proceeds we may dedicate to a single investment. Your investment in our shares will be subject to greater risk to the extent that we lack a diversified portfolio of investments. In addition, our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, and our financial condition and ability to pay distributions could be adversely affected.

If our Advisor loses or is unable to obtain key personnel, our ability to implement our investment strategies could be delayed or hindered, which could adversely affect our ability to make distributions and the value of your investment.

Our success depends to a significant degree upon the contributions of certain of our executive officers and other key personnel of our Advisor, including Nicholas S. Schorsch and William M. Kahane, each of whom would be difficult to replace. Our Advisor does not have an employment agreement with any of these key personnel and we cannot guarantee that all, or any particular one, will remain affiliated with us and/or our Advisor. If any of our key personnel were to cease their affiliation with our Advisor, our operating results could suffer. Further, we do not intend to separately maintain key person life insurance on Mr. Schorsch or any other person. We believe that our future success depends, in large part, upon our Advisor’s ability to hire and retain highly skilled managerial, operational and marketing personnel. Competition for such personnel is intense, and we cannot assure you that our Advisor will be successful in attracting and retaining such skilled personnel. If our Advisor loses or is unable to obtain the services of key personnel, our ability to implement our investment strategies could be delayed or hindered, and the value of your investment may decline.

Our rights and the rights of our stockholders to recover claims against our officers, directors and our Advisor are limited, which could reduce your and our recovery against them if they cause us to incur losses.

Maryland law provides that a director has no liability in that capacity if he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in the corporation’s best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. Our charter, in the case of our directors, officers, employees and agents, and the advisory agreement, in the case of our Advisor, generally require us to indemnify our directors, officers, employees and agents and our Advisor and its affiliates for actions taken by them in good faith and without negligence or misconduct. Additionally, our charter limits the liability of our directors and officers subject to the conditions imposed by Maryland law, subject to the limitations required by the Statement of Policy Regarding Real Estate Investment Trusts published by the North American Securities Administrators Associations, also known as the NASAA REIT Guidelines. Although our charter does not allow us to exonerate and indemnify our directors and officers to a greater extent than permitted under Maryland law and the NASAA REIT Guidelines, we and our stockholders may have more limited rights against our directors, officers, employees and agents, and our Advisor and its affiliates, than might otherwise exist under common law, which could reduce your and our recovery against them. In addition, we may be obligated to fund the defense costs incurred by our directors, officers, employees and agents or our Advisor in some cases which would decrease the cash otherwise available for distribution to you.

Risks Related to Conflicts of Interest

We will be subject to conflicts of interest arising out of our relationships with our Advisor and its affiliates, including the material conflicts discussed below.

Our Advisor will face conflicts of interest relating to the purchase and leasing of properties, and such conflicts may not be resolved in our favor, which could adversely affect our investment opportunities.

Affiliates of our Advisor have sponsored both New York Recovery REIT and Phillips Edison-ARC Shopping Center REIT, both in registration with the SEC, and may sponsor other real estate investment programs in the future. We may buy properties at the same time and/or in the same geographic areas as one or more of the other American Realty Capital-sponsored programs managed by officers and key personnel of our Advisor. There is a risk that our Advisor will choose a property that provides lower returns to us than a property purchased by another American Realty Capital-sponsored program. We cannot be sure that officers and key personnel acting on behalf of our Advisor and on behalf of managers of other American Realty Capital-sponsored programs will act in our best interests when deciding whether to allocate any particular property to us. Also, we may acquire properties from, or sell properties to, other American Realty Capital-sponsored programs, and although we will do so consistent with our investment procedures, objectives and policies, transactions entered between us and our affiliates will not be subject to arm’s-length negotiations, which could mean that the acquisitions may be on terms less favorable to us than those negotiated with unaffiliated parties. However, our charter provides that the purchase price of any property acquired from an affiliate may not exceed its fair market value as determined by a qualified independent appraiser selected by our independent directors. In addition, a majority of our directors, including a majority of independent directors, who have no financial interest in the transaction, must determine that the transaction is fair and reasonable to us and that the transaction is at a price to us not greater than the cost to our affiliate or, if the price to us exceeds the cost paid by our affiliate, that there is substantial justification for the excess cost. Furthermore, if one of the other American Realty Capital-sponsored programs attracts a tenant that we are competing for, we could suffer a loss of revenue due to delays in locating another suitable tenant. You will not have the opportunity to evaluate the manner in which these conflicts of interest are resolved before or after making your investment. Similar conflicts of interest may apply if our Advisor determines to make or purchase mortgage, bridge or mezzanine loans or participations therein on our behalf, since other American Realty Capital-sponsored programs may be competing with us for these investments.

Our Advisor faces conflicts of interest relating to joint ventures, which could result in a disproportionate benefit to the other venture partners at our expense.

We may enter into joint ventures with other American Realty Capital-sponsored programs for the acquisition, development or improvement of properties.  Our Advisor may have conflicts of interest in determining which American Realty Capital-sponsored program should enter into any particular joint venture agreement. The co-venturer may have economic or business interests or goals that are or may become inconsistent with our business interests or goals. In addition, our Advisor may face a conflict in structuring the terms of the relationship between our interests and the interest of the affiliated co-venturer and in managing the joint venture. Since our Advisor and its affiliates will control both the affiliated co-venturer and, to a certain extent, us, agreements and transactions between the co-venturers with respect to any such joint venture will not have the benefit of arm’s-length negotiation of the type normally conducted between unrelated co-venturers, which may result in the co-venturer receiving benefits greater than the benefits that we receive. In addition, we may assume liabilities related to the joint venture that exceeds the percentage of our investment in the joint venture.

Our Advisor and its officers and employees and certain of our key personnel face competing demands relating to their time, and this may cause our operating results to suffer.

Our Advisor and its officers and employees and certain of our key personnel and their respective affiliates are key personnel, general partners and sponsors of other real estate programs having investment objectives and legal and financial obligations similar to ours and may have other business interests as well. Because these persons have competing demands on their time and resources, they may have conflicts of interest in allocating their time between our business and these other activities. All of our executive officers will spend a substantial amount of their time involved in our operations. However, during times of intense activity in other programs and ventures, they may devote less time and fewer resources to our business than is necessary or appropriate. If this occurs, the returns on our investments may suffer.

Our officers face conflicts of interest related to the positions they hold with affiliated entities, which could hinder our ability to successfully implement our business strategy and to generate returns to you.

Each of our executive officers, including Nicholas S. Schorsch, who also serves as the chairman of our board of directors, and William M. Kahane, president and chief operating officer, also are officers of our Advisor, our property manager and other affiliated entities, including NY Recovery REIT, its property manager and advisor.  Mr. Kahane is also a director of Phillip Edison – ARC Shopping Center REIT. As a result, these individuals owe fiduciary duties to these other entities and their stockholders and limited partners, which fiduciary duties may conflict with the duties that they owe to us or our stockholders. Their loyalties to these other entities could result in actions or inactions that are detrimental to our business, which could harm the implementation of our business strategy and our investment and leasing opportunities. Conflicts with our business and interests are most likely to arise from involvement in activities related to (a) allocation of new investments and management time and services between us and the other entities, (b) our purchase of properties from, or sale of properties, to affiliated entities, (c) the timing and terms of the investment in or sale of an asset, (d) development of our properties by affiliates, (e) investments with affiliates of our Advisor, (f) compensation to our Advisor, and (g) our relationship with our dealer manager and property manager. If we do not successfully implement our business strategy, we may be unable to generate cash needed to make distributions to you and to maintain or increase the value of our assets.

Our Advisor faces conflicts of interest relating to the incentive fee structure under our advisory agreement, which could result in actions that are not necessarily in the long-term best interests of our stockholders.

Under our advisory agreement, our Advisor or its affiliates will be entitled to fees that are structured in a manner intended to provide incentives to our Advisor to perform in our best interests and in the best interests of our stockholders. However, because our Advisor does not maintain a significant equity interest in us and is entitled to receive substantial minimum compensation regardless of performance, our Advisor’s interests are not wholly aligned with those of our stockholders. In that regard, our Advisor could be motivated to recommend riskier or more speculative investments in order for us to generate the specified levels of performance or sales proceeds that would entitle our Advisor to fees. In addition, our Advisor’s or its affiliates’ entitlement to fees upon the sale of our assets and to participate in sale proceeds could result in our Advisor recommending sales of our investments at the earliest possible time at which sales of investments would produce the level of return that would entitle our Advisor to compensation relating to such sales, even if continued ownership of those investments might be in our best long-term interest. Our advisory agreement will require us to pay a performance-based termination fee to our Advisor or its affiliates in the event that we terminate our Advisor prior to the listing of our shares for trading on an exchange or, absent such listing, in respect of its participation in net sales proceeds. To avoid paying this fee, our independent directors may decide against terminating the advisory agreement prior to our listing of our shares or disposition of our investments even if, but for the termination fee, termination of the advisory agreement would be in our best interest. In addition, the requirement to pay the fee to our Advisor or its affiliates at termination could cause us to make different investment or disposition decisions than we would otherwise make, in order to satisfy our obligation to pay the fee to the terminated Advisor. Moreover, our Advisor will have the right to terminate the advisory agreement upon a change of control of our company and thereby trigger the payment of the performance fee, which could have the effect of delaying, deferring or preventing the change of control.

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

We may have increased exposure to liabilities from litigation as a result of our participation in the Section 1031 Exchange Program, which increases the risks you face as a stockholder.

An affiliate of our Advisor has developed a program to facilitate real estate acquisitions for persons (“1031 Participants”) who seek to reinvest proceeds from a real estate sale and qualify that reinvestment for like-kind exchange treatment under Section 1031 of the Code (“Section 1031 Exchange Program”). The program is described in greater detail under “Investment Objectives and Criteria — Acquisition and Investment Policies — Section 1031 Exchange Program.” The Section 1031 Exchange Program involves a private placement of co-tenancy interests in real estate. There are significant tax and securities disclosure risks associated with these private placement offerings of co-tenancy interests to 1031 Participants. For example, in the event that the Internal Revenue Service conducts an audit of the purchasers of co tenancy interests and successfully challenges the qualification of the transaction as a like-kind exchange, purchasers of co-tenancy interests may file a lawsuit against the entity offering the co- tenancy interests and its sponsors. We anticipate providing certain financial guarantees, described in “Investment Objectives and Policies — Section 1031 Exchange Program,” in the event co-tenancy interests in such offerings are not sold and could therefore be named in or otherwise required to defend against lawsuits brought by 1031 Participants. Any amounts we are required to expend for any such litigation claims may reduce the amount of funds available for distribution to you. In addition, disclosure of any such litigation may limit our future ability to raise additional capital through the sale of stock or borrowings.

We are subject to risks associated with co-tenancy arrangements that are not otherwise present in a real estate investment; these risks could reduce the value of our co-tenancy investments and your overall return.

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

Any of the above might subject a property to liabilities in excess of those contemplated and thus reduce your returns. In the event that our interests become adverse to those of the other co-tenants, we may not have the contractual right to purchase the co-tenancy interests from the other co-tenants. Even if we are given the opportunity to purchase such co-tenancy interests in the future, we cannot guarantee that we will have sufficient funds available at the time to purchase co-tenancy interests from the 1031 Participants. We might want to sell our co-tenancy interests in a given property at a time when the other cotenants in such property do not desire to sell their interests. Therefore, we may not be able to sell our interest in a property at the time we would like to sell. In addition, we anticipate that it will be much more difficult to find a willing buyer for our co-tenancy interests in a property than it would be to find a buyer for a property we owned entirely.

Our participation in the Section 1031 Exchange Program may limit our ability to borrow funds in the future; this could reduce the number of investments we can make and limit our ability to make distributions to you.

Institutional lenders may view our obligations under agreements to acquire unsold co-tenancy interests in properties as a contingent liability against our cash or other assets, which may limit our ability to borrow funds in the future. Lenders providing lines of credit may restrict our ability to draw on our lines of credit by the amount of our potential obligation. Further, our lenders may view such obligations in such a manner as to limit our ability to borrow funds based on regulatory restrictions on lenders that limit the amount of loans they can make to any one borrower. These events could limit our operating flexibility and our ability to make distributions to you.

Risks Related to Our Public Offering and Our Corporate Structure

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

Maryland law prohibits certain business combinations, which may make it more difficult for us to be acquired and may limit your ability to exit the investment.

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

These super-majority vote requirements do not apply if the corporation’s stockholders receive a minimum price, as defined under Maryland law, for their shares in the form of cash or other consideration in the same form as previously paid by the interested stockholder for its shares. The business combination statute permits various exemptions from its provisions, including business combinations that are exempted by the board of directors prior to the time that the interested stockholder becomes an interested stockholder. Pursuant to the statute, our board of directors has exempted any business combination involving Our Advisor or any affiliate of our Advisor. Consequently, the five-year prohibition and the super-majority vote requirements will not apply to business combinations between us and our Advisor or any affiliate of our Advisor. As a result, our Advisor and any affiliate of our Advisor may be able to enter into business combinations with us that may not be in the best interest of our stockholders, without compliance with the super-majority vote requirements and the other provisions of the statute. The business combination statute may discourage others from trying to acquire control of us and increase the difficulty of consummating any offer.

Maryland law also limits the ability of a third-party to buy a large stake in us and exercise voting power in electing directors.

The Maryland Control Share Acquisition Act provides that “control shares” of a Maryland corporation acquired in a “control share acquisition” have no voting rights except to the extent approved by the corporation’s disinterested stockholders by a vote of two-thirds of the votes entitled to be cast on the matter. Shares of stock owned by interested stockholders, that is, by the acquirer, by officers or by directors who are employees of the corporation, are excluded from shares entitled to vote on the matter. “Control shares” are voting shares of stock that would entitle the acquirer to exercise voting power in electing directors within specified ranges of voting power. Control shares do not include shares the acquiring person is then entitled to vote as a result of having previously obtained stockholder approval. A “control share acquisition” means the acquisition of control shares. The control share acquisition statute does not apply (a) to shares acquired in a merger, consolidation or share exchange if the corporation is a party to the transaction or (b) to acquisitions approved or exempted by the articles of incorporation or bylaws of the corporation. Our bylaws contain a provision exempting from the Control Share Acquisition act any and all acquisitions of our common stock by our Advisor or any affiliate of our Advisor. This statute could have the effect of discouraging offers from third parties to acquire us and increasing the difficulty of successfully completing this type of offer by anyone other than our affiliates or any of their affiliates.

If we are required to register as an investment company under the Investment Company Act, we could not continue our business, which may significantly reduce the value of your investment.

We are not registered as an investment company under the Investment Company Act of 1940, as amended (Investment Company Act), pursuant to an exemption in Section 3(c)(5)(C) of the Investment Company Act and certain No-Action Letters from the Securities and Exchange Commission. Pursuant to this exemption, (a) at least 55% of our assets must consist of real estate fee interests or loans secured exclusively by real estate or both; (b) at least 25% of our assets must consist of loans secured primarily by real estate (this percentage will be reduced by the amount by which the percentage in (a) above is increased); and (c) up to 20% of our assets may consist of miscellaneous investments. We intend to monitor compliance with these requirements on an ongoing basis. If we were obligated to register as an investment company, we would have to comply with a variety of substantive requirements under the Investment Company Act imposing, among other things:

•	limitations on capital structure;

•	restrictions on specified investments;

•	prohibitions on transactions with affiliates; and

•	compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations that would significantly change our operations.

In order to maintain our exemption from regulation under the Investment Company Act, we must engage primarily in the business of buying real estate, and these investments must be made within a year after the offering ends. If we are unable to invest a significant portion of the proceeds of our ongoing public offering in properties within one year of the termination of the offering, we may avoid being required to register as an investment company by temporarily investing any unused proceeds in government securities with low returns. This would reduce the cash available for distribution to investors and possibly lower your returns.

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

You are bound by the majority vote on matters on which you are entitled to vote, and therefore, your vote on a particular matter may be superseded by the vote of others.

You may vote on certain matters at any annual or special meeting of stockholders, including the election of directors. However, you will be bound by the majority vote on matters requiring approval of a majority of the stockholders even if you do not vote with the majority on any such matter.

If you do not agree with the decisions of our board of directors, you only have limited control over changes in our policies and operations and may not be able to change such policies and operations.

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

Our board of directors may change our investment policies without stockholder approval, which could alter the nature of your investments.

Our charter requires that our independent directors review our investment policies at least annually to determine that the policies we are following are in the best interest of the stockholders. These policies may change over time. The methods of implementing our investment policies may also vary, as new real estate development trends emerge and new investment techniques are developed. Our investment policies, the methods for their implementation, and our other objectives, policies and procedures may be altered by our board of directors without the approval of our stockholders. As a result, the nature of your investment could change without your consent.

You are limited in your ability to sell your shares pursuant to our share repurchase program and may have to hold your shares for an indefinite period of time.

Our board of directors may amend the terms of our share repurchase program without stockholder approval. Our board of directors also is free to suspend or terminate the program upon 30 days notice or to reject any request for repurchase. In addition, the share repurchase program includes numerous restrictions that would limit your ability to sell your shares. Generally, you must have held your shares for at least one year in order to participate in our share repurchase program. If our board of directors authorizes a repurchase from legally available funds, we will limit the number of shares repurchased pursuant to our share repurchase program as follows: (a) during any calendar year, the number of shares we will redeem will be limited to the proceeds in the distribution reinvestment plan (shares requested for repurchase upon the death of a stockholder will not be subject to this limitation); and (b) funding for the repurchase of shares will be limited to the net proceeds we receive from the sale of shares under our distribution reinvestment plan. These limits might prevent us from accommodating all repurchase requests made in any year. These restrictions severely limit your ability to sell your shares should you require liquidity, and limit your ability to recover the value you invested or the fair market value of your shares.

We established the offering price on an arbitrary basis; as a result, the actual value of your investment may be substantially less than what you pay.

Our board of directors has arbitrarily determined the selling price of the shares consistent with comparable real estate investment programs in the market, and such price bears no relationship to our book or asset values, or to any other established criteria for valuing issued or outstanding shares. Because the offering price is not based upon any independent valuation, the offering price is not indicative of the proceeds that you would receive upon liquidation.

Your interest in us will be diluted if we issue additional shares.

Existing stockholders and potential investors in our ongoing public offering do not have preemptive rights to any shares issued by us in the future. Our charter currently authorizes us to issue up to 250,000,000 shares of stock, of which 240,000,000 shares are designated as common stock and 10,000,000 shares are designated as preferred stock.

Subject to any limitations set forth under Maryland law, our board of directors may increase the number of authorized shares of stock, increase or decrease the number of shares of any class or series of stock designated, or reclassify any unissued shares without the necessity of obtaining stockholder approval. All of such shares may be issued in the discretion of our board of directors. Existing stockholders and investors purchasing shares in our public offering likely will suffer dilution of their equity investment in us, in the event that we (a) sell shares in our public offering or sell additional shares in the future, including those issued pursuant to our distribution reinvestment plan, (b) sell securities that are convertible into shares of our common stock, (c) issue shares of our common stock in a private offering of securities to institutional investors, (d) issue shares of our common stock upon the exercise of the options granted to our independent directors, (e) issue shares to our advisor, its successors or assigns, in payment of an outstanding fee obligation as set forth under our advisory agreement, or (f) issue shares of our common stock to sellers of properties acquired by us in connection with an exchange of limited partnership interests of the OP, existing stockholders and investors purchasing shares in our public offering will likely experience dilution of their equity investment in us. In addition, the partnership agreement for the OP contains provisions that would allow, under certain circumstances, other entities, including other American Realty Capital-sponsored programs, to merge into or cause the exchange or conversion of their interest for interests of the OP. Because the limited partnership units of the OP may, in the discretion of our board of directors, be exchanged for shares of our common stock, any merger, exchange or conversion between the OP. and another entity ultimately could result in the issuance of a substantial number of shares of our common stock, thereby diluting the percentage ownership interest of other stockholders. Because of these and other reasons described in this “Risk Factors” section, you should not expect to be able to own a significant percentage of our shares.

Payment of fees to our Advisor and its affiliates reduces cash available for investment and distribution.

Our Advisor and its affiliates will perform services for us in connection with the offer and sale of the shares, the selection and acquisition of our investments, and the management and leasing of our properties, the servicing of our mortgage, bridge or mezzanine loans, if any, and the administration of our other investments. They are paid substantial fees for these services, which reduces the amount of cash available for investment in properties or distribution to stockholders.

We may be unable to pay or maintain cash distributions or increase distributions over time.

There are many factors that can affect the availability and timing of cash distributions to stockholders. Distributions will be based principally on cash available from our operations. The amount of cash available for distributions is affected by many factors, such as our ability to buy properties as offering proceeds become available, rental income from such properties, and our operating expense levels, as well as many other variables. Actual cash available for distributions may vary substantially from estimates. We cannot assure you that we will be able to pay or maintain our current anticipated level of distributions or that distributions will increase over time. We cannot give any assurance that rents from the properties will increase, that the securities we buy will increase in value or provide constant or increased distributions over time, or that future acquisitions of real properties, mortgage, bridge or mezzanine loans or any investments in securities will increase our cash available for distributions to stockholders. Our actual results may differ significantly from the assumptions used by our board of directors in establishing the distribution rate to stockholders. We may not have sufficient legally available cash from operations to make a distribution required to qualify for or maintain our REIT status. We may increase borrowing or use proceeds from our public offering to make distributions, each of which could be deemed to be a return of your capital. We may make distributions from the proceeds of our public offering or from borrowings in anticipation of future cash flow. Any such distributions will constitute a return of capital and may reduce the amount of capital we ultimately invest in properties and negatively impact the value of your investment.

We will not calculate the net asset value per share for our shares until 18 months after completion of our last offering, therefore, you will not be able to determine the net asset value of your shares on an on-going basis during our ongoing public offering and for a substantial period of time thereafter.

Until 18 months after the termination of our public offering or the termination of any subsequent offering of our shares, we intend to use the offering price of shares in our most recent offering as the per share value (unless we have made a special distribution to stockholders of net sales proceeds from the sale of one or more properties prior to the date of determination of the per share value, in which case we will use the offering price less the per share amount of the special distribution). Beginning 18 months after the completion of the last offering of our shares (excluding offerings under our distribution reinvestment plan), our board of directors will determine the value of our properties and our other assets based on such information as our board determines appropriate, which may or may not include independent valuations of our properties or of our enterprise as a whole. We will disclose this net asset value to stockholders in our filings with the SEC. Therefore, you will not be able to determine the net asset value of your shares on an on-going basis during our public offering.

General Risks Related to Investments in Real Estate

Our operating results will be affected by economic and regulatory changes that have an adverse impact on the real estate market in general, and we cannot assure you that we will be profitable or that we will realize growth in the value of our real estate properties.

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

A tenant or lease guarantor bankruptcy could delay efforts to collect past due balances under the relevant leases, and could ultimately preclude full collection of these sums. Such an event could cause a decrease or cessation of rental payments that would mean a reduction in our cash flow and the amount available for distributions to you. In the event of a bankruptcy, we cannot assure you that the tenant or its trustee will assume our lease. If a given lease, or guaranty of a lease, is not assumed, our cash flow and the amounts available for distributions to you may be adversely affected.

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

We may enter into sale-leaseback transactions, whereby we would purchase a property and then lease the same property back to the person from whom we purchased it. In the event of the bankruptcy of a tenant, a transaction structured as a sale-leaseback may be re-characterized as either a financing or a joint venture, either of which outcomes could adversely affect our business. If the sale-leaseback were re-characterized as a financing, we might not be considered the owner of the property, and as a result would have the status of a creditor in relation to the tenant. In that event, we would no longer have the right to sell or encumber our ownership interest in the property. Instead, we would have a claim against the tenant for the amounts owed under the lease, with the claim arguably secured by the property. The tenant/debtor might have the ability to propose a plan restructuring the term, interest rate and amortization schedule of its outstanding balance. If confirmed by the bankruptcy court, we could be bound by the new terms, and prevented from foreclosing our lien on the property. If the sale-leaseback were re-characterized as a joint venture, our lessee and we could be treated as co-venturers with regard to the property. As a result, we could be held liable, under some circumstances, for debts incurred by the lessee relating to the property. Either of these outcomes could adversely affect our cash flow and the amount available for distributions to you.

Properties that have vacancies for a significant period of time could be difficult to sell, which could diminish the return on your investment.

A property may incur vacancies either by the continued default of tenants under their leases or the expiration of tenant leases. If vacancies continue for a long period of time, we will suffer reduced revenues which may result in less cash to be distributed to stockholders. In addition, because properties’ market values depend principally upon the value of the properties’ leases, the resale value of properties with prolonged vacancies could suffer, which could further reduce your return.

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

When tenants do not renew their leases or otherwise vacate their space, it is usual that, in order to attract replacement tenants, we will be required to expend substantial funds for tenant improvements and tenant refurbishments to the vacated space. In addition, although we expect that our leases with tenants will require tenants to pay routine property maintenance costs, we will likely be responsible for any major structural repairs, such as repairs to the foundation, exterior walls and rooftops. We will use substantially all of our ongoing public offering’s gross proceeds to buy real estate and pay various fees and expenses. We intend to reserve only 0.1% of the gross proceeds from our public offering for future capital needs. Accordingly, if we need additional capital in the future to improve or maintain our properties or for any other reason, we will have to obtain financing from other sources, such as cash flow from operations, borrowings, property sales or future equity offerings. These sources of funding may not be available on attractive terms or at all. If we cannot procure additional funding for capital improvements, our investments may generate lower cash flows or decline in value, or both.

Our inability to sell a property when we desire to do so could adversely impact our ability to pay cash distributions to you.

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

We may be required to expend funds to correct defects or to make improvements before a property can be sold. We cannot assure you that we will have funds available to correct such defects or to make such improvements. Moreover, in acquiring a property, we may agree to restrictions that prohibit the sale of that property for a period of time or impose other restrictions, such as a limitation on the amount of debt that can be placed or repaid on that property. These provisions would restrict our ability to sell a property.

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

Any properties that we buy in the future will be, subject to operating risks common to real estate in general, any or all of which may negatively affect us. If any property is not fully occupied or if rents are being paid in an amount that is insufficient to cover operating expenses, we could be required to expend funds with respect to that property for operating expenses. The properties will be subject to increases in tax rates, utility costs, operating expenses, insurance costs, repairs and maintenance and administrative expenses. While we expect that many of our properties will be leased on a triple-net-lease basis or will require the tenants to pay all or a portion of such expenses, renewals of leases or future leases may not be negotiated on that basis, in which event we may have to pay those costs. If we are unable to lease properties on a triple-net-lease basis or on a basis requiring the tenants to pay all or some of such expenses, or if tenants fail to pay required tax, utility and other impositions, we could be required to pay those costs which could adversely affect funds available for future acquisitions or cash available for distributions.

Adverse economic conditions will negatively affect our returns and profitability.

Our operating results may be affected by the following market and economic challenges, which may result from a continued or exacerbated general economic slowdown experienced by the nation as a whole or by the local economics where our properties may be located:

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

Generally, each of our tenants will be responsible for insuring its goods and premises and, in some circumstances, may be required to reimburse us for a share of the cost of acquiring comprehensive insurance for the property, including casualty, liability, fire and extended coverage customarily obtained for similar properties in amounts that our Advisor determines are sufficient to cover reasonably foreseeable losses. Tenants of single-user properties leased on a triple-net-lease basis typically are required to pay all insurance costs associated with those properties. Material losses may occur in excess of insurance proceeds with respect to any property, as insurance may not be sufficient to fund the losses. However, there are types of losses, generally of a catastrophic nature, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution or environmental matters, which are either uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments. Insurance risks associated with potential terrorist acts could sharply increase the premiums we pay for coverage against property and casualty claims. Additionally, mortgage lenders in some cases have begun to insist that commercial property owners purchase specific coverage against terrorism as a condition for providing mortgage loans. It is uncertain whether such insurance policies will be available, or available at reasonable cost, which could inhibit our ability to finance or refinance our potential properties. In these instances, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses. We may not have adequate, or any, coverage for such losses. The Terrorism Risk Insurance Act of 2002 is designed for a sharing of terrorism losses between insurance companies and the federal government, and has been renewed until December 31, 2014. We cannot be certain how this act will impact us or what additional cost to us, if any, could result. If such an event damaged or destroyed one or more of our properties, we could lose both our invested capital and anticipated profits from such property.

Real estate related taxes may increase and if these increases are not passed on to tenants, our income will be reduced.

Some local real property tax assessors may seek to reassess some of our properties as a result of our acquisition of the property. Generally, from time to time our property taxes increase as property values or assessment rates change or for other reasons deemed relevant by the assessors. An increase in the assessed valuation of a property for real estate tax purposes will result in an increase in the related real estate taxes on that property. Although some tenant leases may permit us to pass through such tax increases to the tenants for payment, there is no assurance that renewal leases or future leases will be negotiated on the same basis. Increases not passed through to tenants will adversely affect our income, cash available for distributions, and the amount of distributions to you.

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

While we do not currently intend to do so, we may use proceeds from our ongoing public offering to acquire and develop properties upon which we will construct improvements. We will be subject to uncertainties associated with re-zoning for development, environmental concerns of governmental entities and/or community groups, and our builder’s ability to build in conformity with plans, specifications, budgeted costs, and timetables. If a builder fails to perform, we may resort to legal action to rescind the purchase or the construction contract or to compel performance. A builder’s performance may also be affected or delayed by conditions beyond the builder’s control. Delays in completion of construction could also give tenants the right to terminate preconstruction leases. We may incur additional risks when we make periodic progress payments or other advances to builders before they complete construction. These and other such factors can result in increased costs of a project or loss of our investment. In addition, we will be subject to normal lease-up risks relating to newly constructed projects. We also must rely on rental income and expense projections and estimates of the fair market value of property upon completion of construction when agreeing upon a price at the time we acquire the property. If our projections are inaccurate, we may pay too much for a property, and our return on our investment could suffer.

While we do not currently intend to do so, we may invest in unimproved real property. Returns from development of unimproved properties are also subject to risks associated with re-zoning the land for development and environmental concerns of governmental entities and/or community groups. Although we intend to limit any investment in unimproved property to property we intend to develop, your investment nevertheless is subject to the risks associated with investments in unimproved real property.

If we contract with an affiliated development company for newly developed property, we cannot guarantee that our earnest money deposit made to the development company will be fully refunded.

While we currently do not have an affiliated development company, our sponsor and/or its affiliates may form a development company. In such an event, we may enter into one or more contracts, either directly or indirectly through joint ventures with affiliates or others, to acquire real property from an affiliate of our Advisor that is engaged in construction and development of commercial real properties. Properties acquired from an affiliated development company may be either existing income-producing properties, properties to be developed or properties under development. We anticipate that we will be obligated to pay a substantial earnest money deposit at the time of contracting to acquire such properties. In the case of properties to be developed by an affiliated development company, we anticipate that we will be required to close the purchase of the property upon completion of the development of the property by our affiliate. At the time of contracting and the payment of the earnest money deposit by us, our development company affiliate typically will not have acquired title to any real property. Typically, our development company affiliate will only have a contract to acquire land, a development agreement to develop a building on the land and an agreement with one or more tenants to lease all or part of the property upon its completion. We may enter into such a contract with our development company affiliate even if at the time of contracting we have not yet raised sufficient proceeds in our offering to enable us to close the purchase of such property. However, we will not be required to close a purchase from our development company affiliate, and will be entitled to a refund of our earnest money, in the following circumstances:

•	our development company affiliate fails to develop the property;

•	all or a specified portion of the pre-leased tenants fail to take possession under their leases for any reason; or

•	we are unable to raise sufficient proceeds from our offering to pay the purchase price at closing.

The obligation of our development company affiliate to refund our earnest money will be unsecured, and no assurance can be made that we would be able to obtain a refund of such earnest money deposit from it under these circumstances since our development company affiliate may be an entity without substantial assets or operations. However, our development company affiliate’s obligation to refund our earnest money deposit may be guaranteed by our Property Manager, which will enter into contracts to provide property management and leasing services to various American Realty Capital-sponsored programs, including us, for substantial monthly fees. As of the time our Property Manager may be required to perform under any guaranty, we cannot assure that our Property Manager will have sufficient assets to refund all of our earnest money deposit in a lump sum payment. If we were forced to collect our earnest money deposit by enforcing the guaranty of our Property Manager, we will likely be required to accept installment payments over time payable out of the revenues of our Property Manager’s operations. We cannot assure you that we would be able to collect the entire amount of our earnest money deposit under such circumstances.

Competition with third parties in acquiring properties and other investments may reduce our profitability and the return on your investment.

We compete with many other entities engaged in real estate investment activities, including individuals, corporations, bank and insurance company investment accounts, other REITs, real estate limited partnerships, and other entities engaged in real estate investment activities, many of which have greater resources than we do. Larger REITs may enjoy significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies. In addition, the number of entities and the amount of funds competing for suitable investments may increase. Any such increase would result in increased demand for these assets and therefore increased prices paid for them. If we pay higher prices for properties and other investments, our profitability will be reduced and you may experience a lower return on your investment.

Our properties face competition that may affect tenants’ ability to pay rent and the amount of rent paid to us may affect the cash available for distributions and the amount of distributions.

Our properties typically are, and we expect will be, located in developed areas. Therefore, there are and will be numerous other properties within the market area of each of our properties that will compete with us for tenants. The number of competitive properties could have a material effect on our ability to rent space at our properties and the amount of rents charged. We could be adversely affected if additional competitive properties are built in locations competitive with our properties, causing increased competition for customer traffic and creditworthy tenants. This could result in decreased cash flow from tenants and may require us to make capital improvements to properties that we would not have otherwise made, thus affecting cash available for distributions, and the amount available for distributions to you.

Delays in acquisitions of properties may an have adverse effect on your investment.

There may be a substantial period of time before the proceeds of our ongoing public offering are invested. Delays we encounter in the selection, acquisition and/or development of properties could adversely affect your returns. Where properties are acquired prior to the start of construction or during the early stages of construction, it will typically take several months to complete construction and rent available space. Therefore, you could suffer delays in the payment of cash distributions attributable to those particular properties.

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

Some of these laws and regulations have been amended so as to require compliance with new or more stringent standards as of future dates. Compliance with new or more stringent laws or regulations or stricter interpretation of existing laws may require material expenditures by us. Future laws, ordinances or regulations may impose material environmental liability. Additionally, our tenants’ operations, the existing condition of land when we buy it, operations in the vicinity of our properties, such as the presence of underground storage tanks, or activities of unrelated third parties may affect our properties. In addition, there are various local, state and federal fire, health, life-safety and similar regulations with which we may be required to comply, and that may subject us to liability in the form of fines or damages for noncompliance. Any material expenditures, fines, or damages we must pay will reduce our ability to make distributions and may reduce the value of your investment.

State and federal laws in this area are constantly evolving, and we intend to monitor these laws and take commercially reasonable steps to protect ourselves from the impact of these laws, including obtaining environmental assessments of most properties that we acquire; however, we will not obtain an independent third-party environmental assessment for every property we acquire. In addition, any such assessment that we do obtain may not reveal all environmental liabilities or that a prior owner of a property did not create a material environmental condition not known to us. The cost of defending against claims of liability, of compliance with environmental regulatory requirements, of remediating any contaminated property, or of paying personal injury claims would materially adversely affect our business, assets or results of operations and, consequently, amounts available for distribution to you.

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

Our properties will be subject to the Americans with Disabilities Act of 1990 (the “Disabilities Act”). Under the Disabilities Act, all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons. The Disabilities Act has separate compliance requirements for “public accommodations” and “commercial facilities” that generally require that buildings and services, including restaurants and retail stores, be made accessible and available to people with disabilities. The Disabilities Act’s requirements could require removal of access barriers and could result in the imposition of injunctive relief, monetary penalties, or, in some cases, an award of damages. We will attempt to acquire properties that comply with the Disabilities Act or place the burden on the seller or other third party, such as a tenant, to ensure compliance with the Disabilities Act. However, we cannot assure you that we will be able to acquire properties or allocate responsibilities in this manner. If we cannot, our funds used for Disabilities Act compliance may affect cash available for distributions and the amount of distributions to you.

Economic conditions may adversely affect our income.

U.S. and international markets are currently experiencing increased levels of volatility due to a combination of many factors, including decreasing values of home prices, limited access to credit markets, higher fuel prices, less consumer spending and fears of a national and global recession. The effects of the current market dislocation may persist as financial institutions continue to take the necessary steps to restructure their business and capital structures. As a result, this economic downturn has reduced demand for space and removed support for rents and property values. Since we cannot predict when the real estate markets will recover, the value of our properties may decline if current market conditions persist or worsen.

Net leases may not result in fair market lease rates over time.

We expect a large portion of our rental income to come from net leases, which generally provide the tenant greater discretion in using the leased property than ordinary property leases, such as the right to freely sublease the property, to make alterations in the leased premises and to terminate the lease prior to its expiration under specified circumstances. Furthermore, net leases typically have longer lease terms and, thus, there is an increased risk that contractual rental increases in future years will fail to result in fair market rental rates during those years. As a result, our income and distributions to our stockholders could be lower than they would otherwise be if we did not engage in net leases.

Our real estate investments may include special use single tenant properties that may be difficult to sell or re-lease upon tenant defaults or early lease terminations.

We focus our investments on commercial and industrial properties, including special use single tenant properties. These types of properties are relatively illiquid compared to other types of real estate and financial assets. This illiquidity will limit our ability to quickly change our portfolio in response to changes in economic or other conditions. With these properties, if the current lease is terminated or not renewed or, in the case of a mortgage loan, if we take such property in foreclosure, we may be required to renovate the property or to make rent concessions in order to lease the property to another tenant or sell the property. In addition, in the event we are forced to sell the property, we may have difficulty selling it to a party other than the tenant or borrower due to the special purpose for which the property may have been designed. These and other limitations may affect our ability to sell or re-lease properties and adversely affect returns to you.

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

Our Advisor believes that utilizing borrowing is consistent with our investment objective of maximizing the return to investors. There is no limitation on the amount we may borrow against any single improved property. However, under our charter, we are required to limit our borrowings to 75% of the greater of the aggregate cost (before deducting depreciation or other non-cash reserves) or the aggregate fair market value of our gross assets as of the date of any borrowing, unless excess borrowing is approved by a majority of the independent directors. Our borrowings will not exceed 300% of our net assets, unless the excess is approved by a majority of our independent directors, which is the maximum level of indebtedness permitted under the NASAA REIT Guidelines. We expect that during the period of our ongoing public offering we will request that our independent directors approve borrowings in excess of this limitation since we will then be in the process of raising our equity capital to acquire our portfolio. As a result, we expect that our debt levels will be higher until we have invested most of our capital.

If there is a shortfall between the cash flow from a property and the cash flow needed to service mortgage debt on a property, then the amount available for distributions to stockholders may be reduced. In addition, incurring mortgage debt increases the risk of loss since defaults on indebtedness secured by a property may result in lenders initiating foreclosure actions. In that case, we could lose the property securing the loan that is in default, thus reducing the value of your investment. For tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds. In such event, we may be unable to pay the amount of distributions required in order to maintain our REIT status. We may give full or partial guarantees to lenders of mortgage debt to the entities that own our properties. When we provide a guaranty on behalf of an entity that owns one of our properties, we will be responsible to the lender for satisfaction of the debt if it is not paid by such entity. If any mortgages contain cross-collateralization or cross-default provisions, a default on a single property could affect multiple properties. If any of our properties are foreclosed upon due to a default, our ability to pay cash distributions to our stockholders will be adversely affected which could result in our losing our REIT status and would result in a decrease in the value of your investment.

Current state of debt markets could have a material adverse impact on our earnings and financial condition

The domestic and international commercial real estate debt markets are currently experiencing volatility as a result of certain factors including the tightening of underwriting standards by lenders and credit rating agencies and the significant inventory of unsold Collateralized Mortgage Backed Securities in the market. This is resulting in lenders increasing the cost for debt financing. Should the overall cost of borrowings increase, either by increases in the index rates or by increases in lender spreads, we will need to factor such increases into the economics of future acquisitions. This may result in future acquisitions generating lower overall economic returns and potentially reducing future cash flow available for distribution. If these disruptions in the debt markets persist, our ability to borrow monies to finance the purchase of, or other activities related to, real estate assets will be negatively impacted. If we are unable to borrow monies on terms and conditions that we find acceptable, we likely will have to reduce the number of properties we can purchase, and the return on the properties we do purchase may be lower. In addition, we may find it difficult, costly or impossible to refinance indebtedness which is maturing.

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

In addition, the state of the debt markets could have an impact on the overall amount of capital investing in real estate which may result in price or value decreases of real estate assets. Although this may benefit us for future acquisitions, it could negatively impact the current value of our existing assets.

High mortgage rates may make it difficult for us to finance or refinance properties, which could reduce the number of properties we can acquire and the amount of cash distributions we can make.

If we place mortgage debt on properties, we run the risk of being unable to refinance the properties when the loans come due, or of being unable to refinance on favorable terms. If interest rates are higher when the properties are refinanced, we may not be able to finance the properties and our income could be reduced. If any of these events occur, our cash flow would be reduced. This, in turn, would reduce cash available for distribution to you and may hinder our ability to raise more capital by issuing more stock or by borrowing more money.

Lenders may require us to enter into restrictive covenants relating to our operations, which could limit our ability to make distributions to our stockholders.

In connection with providing us financing, a lender could impose restrictions on us that affect our distribution and operating policies and our ability to incur additional debt. Loan documents we enter into may contain covenants that limit our ability to further mortgage the property, discontinue insurance coverage or replace our Advisor. These or other limitations may adversely affect our flexibility and our ability to achieve our investment and operating objectives.

Increases in interest rates could increase the amount of our debt payments and adversely affect our ability to pay distributions to our stockholders.

We expect that we will incur indebtedness in the future. To the extent that we incur variable rate debt, increases in interest rates would increase our interest costs, which could reduce our cash flows and our ability to pay distributions to you. In addition, if we need to repay existing debt during periods of rising interest rates, we could be required to liquidate one or more of our investments in properties at times that may not permit realization of the maximum return on such investments.

We have broad authority to incur debt, and high debt levels could hinder our ability to make distributions and could decrease the value of your investment.

Our charter generally limits us to incurring debt no greater than 75% of the greater of the aggregate cost (before deducting depreciation or other non-cash reserves) or the aggregate fair market value of all of our assets as of the date of any borrowing, unless any excess borrowing is approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report, along with a justification for such excess borrowing. We expect that during the period of our ongoing public offering we will request that our independent directors approve borrowings in excess of this limitation since we will then be in the process of raising our equity capital to acquire our portfolio. As a result, we expect that our debt levels will be higher until we have invested most of our capital. High debt levels would cause us to incur higher interest charges, would result in higher debt service payments, and could be accompanied by restrictive covenants. These factors could limit the amount of cash we have available to distribute and could result in a decline in the value of your investment.

Federal Income Tax Risks

Failure to qualify as a REIT would adversely affect our operations and our ability to make distributions.

We have elected to be taxed as a REIT beginning with the tax year ending December 31, 2008. In order for us to qualify as a REIT, we must satisfy certain requirements set forth in the Code and Treasury Regulations and various factual matters and circumstances that are not entirely within our control. We intend to structure our activities in a manner designed to satisfy all of these requirements. However, if certain of our operations were to be recharacterized by the Internal Revenue Service, such recharacterization could jeopardize our ability to satisfy all of the requirements for qualification as a REIT. Proskauer Rose LLP, our legal counsel, has rendered its opinion that we will qualify as a REIT, based upon our representations as to the manner in which we are and will be owned, invest in assets and operate, among other things. However, our qualification as a REIT will depend upon our ability to meet, through investments, actual operating results, distributions and satisfaction of specific rules, the various tests imposed by the Code. Proskauer Rose LLP will not review these operating results or compliance with the qualification standards on an ongoing basis. This means that we may fail to satisfy the REIT requirements in the future. Also, this opinion represents Proskauer Rose LLP’s legal judgment based on the law in effect as of the date of the prospectus contained in our Registration Statement at the time it was first declared effective by the SEC. Proskauer Rose LLP’s opinion is not binding on the Internal Revenue Service or the courts and we will not apply for a ruling from the Internal Revenue Service regarding our status as a REIT. Future legislative, judicial or administrative changes to the federal income tax laws could be applied retroactively, which could result in our disqualification as a REIT.

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

You may have tax liability on distributions you elect to reinvest in our common stock.

If you participate in our distribution reinvestment plan, you will be deemed to have received, and for income tax purposes will be taxed on, the amount reinvested in common stock to the extent the amount reinvested was not a tax-free return of capital. As a result, unless you are a tax-exempt entity, you may have to use funds from other sources to pay your tax liability on the value of the common stock received.

In certain circumstances, we may be subject to federal and state income taxes as a REIT, which would reduce our cash available for distribution to you.

Even if we qualify and maintain our status as a REIT, we may be subject to federal income taxes or state taxes. For example, net income from the sale of properties that are “dealer” properties sold by a REIT (a “prohibited transaction” under the Code) will be subject to a 100% tax. We may not be able to make sufficient distributions to avoid excise taxes applicable to REITs. We may also decide to retain income we earn from the sale or other disposition of our property and pay income tax directly on such income. In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly. However, stockholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability. We may also be subject to state and local taxes on our income or property, either directly or at the level of The O.P. or at the level of the other companies through which we indirectly own our assets. Any federal or state taxes we pay will reduce our cash available for distribution to you.

Legislative or regulatory action could adversely affect investors.

Because our operations are governed to a significant extent by the federal tax laws, new legislative or regulatory action could adversely affect investors.

You are urged to consult with your own tax advisor with respect to the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our common stock. You should also note that our counsel’s tax opinion assumed that no legislation would be enacted after the date of the date our Registration Statement was initially declared effective by the SEC that will be applicable to an investment in our shares.

Foreign purchasers of our common stock may be subject to FIRPTA tax upon the sale of their shares.

A foreign person disposing of a U.S. real property interest, including shares of a U.S. corporation whose assets consist principally of U.S. real property interests, is generally subject to the Foreign Investment in Real Property Tax of 1980, as amended, known as FIRPTA, on the gain recognized on the disposition. Such FIRPTA tax does not apply, however, to the disposition of stock in a REIT if the REIT is “domestically controlled.” A REIT is “domestically controlled” if less than 50% of the REIT’s stock, by value, has been owned directly or indirectly by persons who are not qualifying U.S. persons during a continuous five-year period ending on the date of disposition or, if shorter, during the entire period of the REIT’s existence. We cannot assure you that we will qualify as a “domestically controlled” REIT. If we were to fail to so qualify, gain realized by foreign investors on a sale of our shares would be subject to FIRPTA tax, unless our shares were traded on an established securities market and the foreign investor did not at any time during a specified testing period directly or indirectly own more than 5% of the value of our outstanding common stock

In order to avoid triggering additional taxes and/or penalties, if you intend to invest in our shares through pension or profit-sharing trusts or IRAs, you should consider additional factors.

If you are investing the assets of a pension, profit-sharing, 401(k), Keogh or other qualified retirement plan or the assets of an IRA in our common stock, you should satisfy yourself that, among other things:

•	your investment is consistent with your fiduciary obligations under ERISA and the Code;

•	your investment is made in accordance with the documents and instruments governing your plan or IRA, including your plan’s investment policy;

•	your investment satisfies the prudence and diversification requirements of ERISA;

•	your investment will not impair the liquidity of the plan or IRA;

•	your investment will not produce UBTI for the plan or IRA;

•	you will be able to value the assets of the plan annually in accordance with ERISA requirements; and

•	your investment will not constitute a prohibited transaction under Section 406 of ERISA or Section 4975 of the Code.

Item 1B. Unresolved Staff Comments.

We have no unresolved staff comments.

Item 2. Properties.

General

As of December 31, 2009, we owned 126 properties located in 22 states: Alabama, Arizona, California, Florida, Georgia, Illinois, Indiana Kansas, Massachusetts, Maine, Michigan, Minnesota, Missouri, Nevada, New York, North Carolina, New Jersey, Ohio, Oklahoma, Pennsylvania, South Carolina and Texas.  All of these properties are freestanding, single-tenant properties 100% occupied with a weighted average remaining lease term of 16.6 years as of December 31, 2009.  In the aggregate, these properties represent 1.7 million rentable square feet.

 The following table presents certain additional information about the properties we own at December 31, 2009 (dollar amounts in thousands):

Seller / Property Name	Acquisition Date	No. of Buildings	Square Feet	Remaining Lease Term (1)	Net Operating Income (2)	Base Purchase Price (3)	Capitalization Rate (4)	Purchase Price (5)

Federal Express Distribution Center	March 2008	1	55,440	8.9	$730	$9,694	7.53%	$10,208
First Niagara (Formerly Harleysville National Bank) Portfolio	March 2008	15	177,774	13.0	3,064	40,976	7.48%	41,676
Rockland Trust Company Portfolio	May 2008	18	121,057	11.6	2,530	32,188	7.85%	33,117
PNC Bank (formerly National City Bank)	Sept. & Oct. 2008	2	8,403	19.1	547	6,664	8.21%	6,853
Rite Aid	September 2008	6	74,919	13.5	1,447	18,576	7.79%	18,839
PNC Bank Portfolio	November 2008	50	275,436	8.9	3,108	42,286	7.35%	44,813
Federal Express Distribution Center	July 2009	1	152,640	13.8	2,803	31,692	8.84%	31,692
Walgreens	July 2009	1	14,820	22.5	310	3,818	8.12%	3,818
CVS I	September 2009	10	131,105	24.3	3,448	40,649	8.48%	40,649
CVS II	November 2009	15	198,729	24.6	5,071	59,788	8.48%	59,788
Home Depot	December 2009	1	465,600	20.0	2,192	23,532	9.31%	23,532
Bridgestone Firestone	December 2009	5	47,218	14.4	1,144	12,415	9.22%	12,415
Advance Auto	December 2009	1	7,000	11.9	160	1,730	9.25%	1,730
Total		126	1,730,168	16.6	$26,554	$324,008	8.20%	$329,130
________________________

Investment grade tenants (based on rent) (S&P BBB- or better) were 94.6% of the portfolio at December 31, 2009.

(1)	- Remaining lease term in years as of December 31, 2009. If the portfolio has multiple locations with varying lease expirations, remaining lease term is calculated on a weighted-average basis.
(2)	- Annualized 2009 rental income less property operating expenses, as applicable.
(3)	- Contract purchase price excluding acquisition related costs.
(4)	- Net operating income divided by base purchase price.
(5)	- Base purchase price plus all acquisition related costs.

	Purchase Price (1)	Mortgage Debt (2)	Effective Interest Rate		Leverage Ratio (3)

Federal Express Distribution Center	$10,208	$6,965	6.29%		68.2%
First Niagara (formerly Harleysville National Bank) Portfolio	41,676	31,000	6.59	% (4)	74.4%
Rockland Trust Company Portfolio	33,117	23,649	4.92	% (5)	71.4%
PNC Bank (formerly National City Bank)	6,853	4,412	4.89	% (5)	64.4%
Rite Aid	18,839	12,808	6.97%		68.0%
PNC Bank Portfolio	44,813	32,933	5.25	% (5)	73.5%
Federal Express Distribution Center	31,692	—	—		—
Walgreens	3,818	1,550	6.64	% (6)	40.6%
CVS I	40,649	23,710	6.55	% (7)	58.3%
CVS II	59,788	33,068	6.64		55.3%
Home Depot	23,532	13,716	6.55		58.2%
Bridgestone Firestone	12,415	—	—		—
Advance Auto	1,730	—	—		—
Total (8)	$329,130	$183,811	6.15%		55.8%

________________________

(1)	-	Base purchase price plus all acquisition related costs.
(2)	-	Consists of first mortgage long-term debt only.
(3)	-	Mortgage debt divided by total purchase price.
(4)	-	The effective interest rate resets at the end of year five to the then current 5-year Treasury rate plus 2.25%, but in no event will be less than 6.5%.
(5)	-	Effective interest rate includes the impact of swapping floating rate yield to a fixed rate yield for the term of the mortgage not be utilizing hedging instruments.
(6)	-	ariable rate based on the greater of 6.55% or the U.S. Treasury obligations plus 3.50%.
(7)	-	Interest rate can be adjusted at the option of the lender at the end of the 5th year.
(8)	-	Weighted-average, as applicable.

The following table details contractual rental increases for our properties as of December 31, 2009 (dollar amounts in thousands):

			Contractual
	Rent (1)		Base Rent
	Year 1	Year 2	Increase

Federal Express Distribution Center (PA)	$703	$703	3.78% and 3.65% in years 6 and 11, respectively
First Niagara (formerly Harleysville National Bank) Portfolio	3,064	3,064	— (2)
Rockland Trust Company Portfolio	2,306	2,340	1.5% annually
PNC Bank (formerly National City Bank)	466	466	10% after 5 years
Rite Aid Portfolio	1,404	1,404	10% increase in year 11 for two properties remaining properties have no increases.
PNC Bank Portfolio	2,960	2,960	10% after 5 years
Fed Ex Freight Facility (TX) (5)	2,580	2,580	1% increase in years 5 and 9
Walgreens Location	310	310	—
CVS Pharmacy Portfolio I	3,387	3,387	5% increase every 5 years
CVS Pharmacy Portfolio II	4,984	4,984	5% increase every 5 years
Home Depot Distribution Facility	1,806	1,839	2% annually
Bridgestone Firestone Portfolio	1,048	1,048	6.25% every 5 years
Advanced Auto Location	160	160	—
Total Portfolio	$25,178	$25,245

(1) - Annualized amount (cash basis)
(2) - Increase does not take into account rent escalations that commence after the primary lease term or adjustments based on the Consumer Price Index.

Future Lease Payments Table

The following table presents future minimum base rental payments due to us over the next ten years at the properties we own as of December 31, 2009 (dollar amounts in thousands):

2010	$ 25,245
2011	25,334
2012	25,407
2013	25,553
2014	26,224
2015	26,697
2016	26,694
2017	26,644
2018	25,588
2019	21,948

Future Lease Expirations Table

The following is a summary of lease expirations for the next ten years at the properties we own as of December 31, 2009 (dollar amounts in thousands):

Year of Expiration	Number of Leases Expiring	Annualized(1) Base Rent	Percent of Portfolio Annualized Base Rent Expiring	Leased Rentable Sq. Ft.	Percent of Portfolio Rentable Sq. Ft. Expiring

2009	—	$—	—	—	—
2010	—	—	—	—	—
2011	—	—	—	—	—
2012	—	—	—	—	—
2013	—	—	—	—	—
2014	—	—	—	—	—
2015	—	—	—	—	—
2016	2	242	0.9%	21,476	1.2%
2017	1	179	0.7%	12,613	0.7%
2018	59	4,896	18.4%	384,301	22.2%
2019	—	—	—	—	—

Total	62	$5,317	20.0%	418,390	24.1%
  ________________________

(1)	The 62 leases listed above are with the following tenants: Federal Express, Rockland Trust Company, PNC Bank and Rite Aid.

Item 3. Legal Proceedings.

We are not party to, and none of our properties are subject to, any material pending legal proceedings.

Item 4. Reserved.

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

Holders

As of March 15, 2010, we had 18,893,430 shares of common stock outstanding held by a total of 3,722 stockholders.

Distributions

We have elected to qualify as a REIT for federal income tax purposes commencing with our taxable year ended December 31, 2008.  As a REIT, we are required to distribute at least 90% of our REIT taxable income to our stockholders annually.  Our distributions are paid on a monthly basis as directed by our board of directors.  Monthly cash distributions are paid based on daily record and distribution declaration dates so our investors will be entitled to be paid distributions beginning on the day that they are admitted as stockholders.  All distributions are recorded to stockholders’ equity.  From a tax perspective, 100% of the amounts distributed by us in 2008 represent a return of capital.  Accordingly, such distributions are deferred as it relates to being subject to income tax. During the years ended December 31, 2009 and 2008, distributions totaling $3.2 million and $0.4 million inclusive of $1.3 million and $0.1 million of common shares issued under the DRIP, respectively.  As of December 31, 2009, cash used to pay our distributions was generated partly from funds received from operating activities and partly from funds generated from the sale of our common stock. As additional capital is raised and we continue to build our portfolio of investments, we expect that we will use funds received from operating activities to pay a greater proportion of our distributions and will be able to reduce and in the future eliminate the use of funds from the sale of common stock to pay distributions. We have continued to pay distributions to our shareholders each month since our initial distribution payment.

From March 2008 to January 2, 2009, the declared distribution rate was equal to a daily amount per share of common stock, which is equivalent to an annual distribution rate of 6.5% assuming the share was purchased for $10.00. Effective January 2, 2009, our daily distribution rate has increased by 20 basis points, resulting in an annualized distribution rate of 6.7%, and effective April 1, 2010 our daily distribution rate will increased by another 30 basis points, resulting in an annualized distribution rate of  7.0%.  Our board of directors will continue to evaluate our distribution levels on an ongoing basis.

The following table shows the distributions declared and paid for the years ended December 31, 2009 and 2008 (in thousands):

	Distributions	Distributions
	Declared	Paid
Year Ended December 31, 2009:
1st Quarter	$252	$220
2nd Quarter	526	410
3rd Quarter	1,122	884
4th Quarter	2,387	1,661
Special Distribution	318	—
2009 Total	$4,605	$3,175
Year Ended December 31, 2008:
1st Quarter	$—	$—
2nd Quarter	135	80
3rd Quarter	181	174
4th Quarter	198	192
2008 Total	$514	$446

The following table shows the sources for the payment of distributions for the years ended December 31, 2009 and 2008 (in thousands):

	Year Ended December 31, 2009
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Distributions paid in cash	$145	$250	$526	$967
Distributions reinvested	75	160	358	694
Total distributions	$220	$410	$884	$1,661
Source of distributions:
Cash flows provided by (used in) operations (GAAP basis)	$(1215)	$(3,129)	$828	$990
Proceeds from issuance of common stock	1,435	3,539	56	671
Total sources	$220	$410	$884	$1,661

	Year Ended December 31, 2008
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Distributions paid in cash	$—	$57	$111	$127
Distributions reinvested	—	23	63	64
Total distributions	$—	$80	$174	$191
Source of distributions:
Cash flows provided by (used in) operations (GAAP basis)	$—	$80	$174	$191
Proceeds from issuance of common stock	—	—	—	—
Total sources	$—	$80	$174	$191

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

We have authorized and reserved 1,000,000 shares of our common stock for issuance under our stock option plan. The board of directors may make appropriate adjustments to the number of shares available for awards and the terms of outstanding awards under our stock option plan to reflect any change in our capital structure or business, stock distribution, stock split, recapitalization, reorganization, merger, consolidation or sale of all or substantially all of our assets.

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

Notwithstanding any other provisions of our stock option plan to the contrary, no stock option issued pursuant thereto may be exercised if such exercise would jeopardize our status as a REIT under the Code. The total number of options granted will not exceed 10% of the total outstanding shares at the time of grant. During the years December 31, 2009 and 2008, unvested options to purchase 9,000 shares at $10.00 per share were granted in each year. The weighted average contractual remaining life of outstanding options is 9.0 years. The expense required to be recorded by the Company was insignificant. The following table sets forth information regarding securities authorized for issuance under our stock option plan as of December 31, 2009:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)
	(a)	(b)	(c)
Equity Compensation Plans approved by security holders	18,000	$10.00	982,000
Equity Compensation Plans not approved by security holders	N/A	N/A	N/A
Total	18,000	$10.00	982,000

Use of Proceeds from Sales of Registered Securities and Unregistered Sales of Equity Securities

On January 25, 2008, our Registration Statement on Form S-11 (File No. 333-145949) covering a public offering of up to 150,000,000 shares of common stock was declared effective under the Securities Act of 1933 as amended (the ‘Securities Act”). The offering commenced on January 25, 2008 and is ongoing.  Shares are offered under our distribution reinvestment plan initially at $9.50 per share.

For the years ended December 31, 2009 and 2008, including shares sold through our distribution reinvestment plan, we had sold 14,672,237 and 1,276,814 shares for gross offering proceeds of $144.6 million and $11.7 million, respectively. At December 31, 2009 and 2008, we had incurred selling commissions, dealer manager fees and other organization and offering costs in the amounts set forth below. The dealer manager reallowed all of the selling commissions and a portion of the dealer manager fees to participating broker-dealers (amounts in thousands):

Type of Expense	Year ended December 31, 2009	Year Ended December 31, 2008
Selling commissions and dealer manager fees	$12,277	199
Other organization and offering costs	5,617	2,289
Total expenses	$18,732	2,488

Through December 31, 2009, the net offering proceeds to us, after deducting the total expenses paid as described above, were $122.7 million including net offering proceeds from our distribution reinvestment plan of $1.4 million. We have used the net proceeds from our ongoing initial public offering to purchase or fund $329.1 million of real estate investments, including acquisition fees and closing costs.

During the years ended December 31, 2009 and 2008, we did not sell any equity securities that were not registered under the Securities Act.

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

During the term of the offering and any subsequent public offering of our shares, the purchase price per share will depend on the length of time investors have held such shares as follows: after one year from the purchase date — 96.25% of the amount they actually paid for each share; and after two years from the purchase date — 97.75% of the amount they actually paid for each share; and after three years from the purchase date — 100% of the amount they actually paid for each share; (in each case, as adjusted for any stock distributions, combinations, splits, recapitalizations and the like with respect to our common stock). At any time we are engaged in an offering of shares, the per share price for shares purchased under our repurchase plan will always be equal to or lower than the applicable per share offering price. Thereafter, the per share purchase price will be based on the greater of $10.00 or the then-current net asset value of the shares as determined by our board of directors (as adjusted for any stock distributions, combinations, splits, recapitalizations and the like with respect to our common stock). Our board of directors will announce any purchase price adjustment and the time period of its effectiveness as a part of its regular communications with our stockholders. Our board of directors shall use the following criteria for determining the net asset value of the shares: value of our assets (estimated market value) less the estimated market value of our liabilities, divided by the number of shares. The Board, with advice from the Advisor, (i) will make internal valuations of the market value of its assets based upon the current capitalization rates of similar properties in the market, recent transactions for similar properties acquired by the Company and any extensions, cancellations, modifications or other material events affecting the leases, changes in rents or other circumstances related to such properties, (ii) review internal appraisals prepared by the Advisor following standard commercial real estate appraisal practice and (iii) every three years or earlier, in rotation will have all of the properties appraised by an external appraiser. Upon the death or disability of a stockholder, upon request, we will waive the one-year holding requirement. Shares repurchased in connection with the death or disability of a stockholder will be repurchased at a purchase price equal to the price actually paid for the shares during the offering, or if not engaged in the offering, the per share purchase price will be based on the greater of $10.00 or the then-current net asset value of the shares as determined by our board of directors (as adjusted for any stock distributions, combinations, splits, recapitalizations and the like with respect to our common stock). In addition, we may waive the holding period in the event of a stockholder’s bankruptcy or other exigent circumstances.

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

Our board of directors may choose to amend, suspend or terminate our SRP upon 30 days notice at any time. Additionally we will be required to discontinue sales of shares under the DRIP plan on the earlier of January 25, 2011, which is three years from the effective date of the offering, unless the offering is extended, or the date we sell all of the shares registered for sale under the DRIP, unless we file a new registration statement with the Securities and Exchange Commission and applicable states. Because the repurchase of shares will be partially funded with the net proceeds we receive from the sale of shares under the DRIP, the discontinuance or termination of the DRIP may adversely affect our ability to purchase shares under the SRP. We would notify investors of such developments: (i) in the annual or quarterly reports mentioned above, or (ii) by means of a separate mailing to investors, accompanied by disclosure in a current or periodic report under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). During the offering, we would also include this information in a prospectus supplement or post-effective amendment to the registration statement, as then required under federal securities laws.

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

In the third quarter of 2009, only 3,000 shares were redeemed in total under our SRP at $9.625 per share. During the year ended December 31, 2008, no shares were redeemed under our SRP.

Item 6. Selected Financial Data.

The following selected financial data as of and for the years ended December 31, 2009, 2008 and as of and for the period ended December 31, 2007 should be read in conjunction with the accompanying consolidated financial statements and related notes thereto and “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations” below:

Balance sheet data (amounts in thousands)
	December 31,
	2009	2008	2007
Total real estate investments, at cost	$338,556	$164,770	$—
Total assets	339,277	164,942	938
Mortgage notes payable	183,811	112,742	—
Total short-term bridge equity funds	15,878	30,926	—
Long-term notes payable	13,000	1,090	—
Below market lease liabilities, net	9,085	9,400	—
Total liabilities	228,721	163,183	738
Total stockholders’ equity	110,556	1,759	200

Operating data (amounts in thousands except per share data)

	Year Ended December 31, 2009	Year Ended December 31, 2008	For the Period from August 17, 2007 (date of inception) to December 31, 2007
Total revenue	$14,964	$5,546	$—

Expenses
Property management fees to affiliate	—	4	—
Asset management fees to affiliate	145	—	—
Acquisition and transaction related costs	506	—	—
General and administrative	507	380	1
Depreciation and amortization	8,315	3,056	—
Total operating expenses	9,473	3,440	1
Operating income (loss)	5,491	2,106	(1)

Other income (expenses)
Interest expense	(10,352)	(4,774)	—
Interest income	52	3	—
Gains (losses) on derivative instruments	495	(1,618)	—
Total income (expenses)	(9,805)	(6,389)	—
Net loss	(4,315)	(4,283)	(1)
Net loss attributable to noncontrolling interests	(49)	—	—
Net loss attributable to American Realty Capital Trust, Inc.	$4,266	$4,283	$(1)
Other data
Modified funds from operations (1)(2)	$3,459	$477	$—
Cash flows provided by (used in) operations	(2,526)	4,013	(200)
Cash flows used in investing activities	(173,786)	(97,456)	—
Cash flows provided by financing activities	180,435	94,330	200
Per share data
Net loss per common share - basic and diluted	$(0.74)	$(6.02)	$—
Distributions declared	$.67	$.65	$—
Weighted-average number of common shares outstanding, basic and diluted	5,768,761	711,524	—

(1)
We consider funds from operations (“FFO”) a useful indicator of the performance of a REIT. Because FFO calculations exclude such factors as depreciation and amortization of real estate assets and gains or losses from sales of operating real estate assets (which can vary among owners of identical assets in similar conditions based on historical cost accounting and useful-life estimates), they facilitate comparisons of operating performance between periods and between other REITs in our peer group. Accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictability over time. Since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. As a result, we believe that the use of FFO, together with the required GAAP presentations, provide a more complete understanding of our performance relative to our peers and a more informed and appropriate basison which to make decisions involving operating, financing, and investing activities. Other REITs may not define FFO in accordance with the current National Association of Real Estate Investment Trust’s (“NAREIT”) definition (as we do) or may interpret the current NAREIT definition differently than we do. Consequently, our presentation of FFO may not be comparable to other similarly titled measures presented by other REITs. As of January 1, 2009 the Company was required by GAAP to expense certain acquisition costs that were previously capitalized as part of the purchase price of the property acquired. In order to present FFO in a comparably to the prior year, we have deducted acquisition related costs to present a modified FFO in 2009. See the below table providing the compilation of FFO.

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

Our calculation of FFO, which we believe is consistent with the calculation of FFO as defined by NAREIT, is presented in the following table for the applicable periods during the years ended December 31, 2009 and 2008 (amounts in thousands):

	Three Months Ended March 30, 2009	Three Months Ended June 30, 2009	Three Months Ended September 30, 2009	Three Months Ended December 31, 2009	Total
Net loss	$(1,339)	$(673)	$(1,484)	$(770)	$(4,266)
Add:
Depreciation of real estate assets	1,362	1,362	1,628	2,229	6,581
Amortization of intangible lease assets	269	269	357	444	1,339
Fair value adjustment (1)	(58)	(524)	193	(139)	(528)
Noncontrolling interest adjustment (2)	—	—	(88)	(83)	(171)
FFO	234	434	606	1,681	2,955
Acquisition and transaction related costs (3)	—	—	347	159	506
Modified FFO	$234	$434	$953	$1,839	$3,460

Distributions paid (4)	$220	$410	$883	$1,662	$3,176

Modified FFO coverage ratio	106.7%	105.9%	107.9%	110.7%	109.0%
Modified FFO payout ratio	93.7%	94.4%	92.7%	90.3%	91.7%
________________________

(1) -
This adjustment represents a non-cash fair value adjustment relating to the use of hedging our debt yield. It is the Companies general strategy to fix its variable rate debt to mitigate against interest rate volatility. The Company excludes this non-cash fair value adjustment relating to its hedging activities from its FFO calculation.

(2) -	Amounts represent noncontrolling interest portion of depreciation of real estate assets, amortization of intangible lease assets and fair value adjustments.
(3) -	Amounts represent acquisition related costs that are required by GAAP to be expensed as incurred as of January 1, 2009.
(4) -	Includes the value of common shares issued under the DRIP.

	Three Months Ended June 30,	Three Months Ended September 30,	Three Months Ended December 31,	Total
	2008	2008	2008	(3)

Net loss	$(454)	$(845)	$(2,641)	$(3,940)
Add:
Depreciation of real estate assets	617	717	1,056	2,390
Amortization of intangible lease assets	120	140	209	469
Mark-to market adjustment (1)	(197)	177	1,578	1,558
FFO	$86	$189	$202	$477

Distributions paid (2)	$80	$174	$191	$445

FFO coverage ratio	106.8%	108.4%	105.1%	106.7%
FFO payout ratio	93.7%	92.2%	95.2%	93.7%
___________________
(1) -
This adjustment represents a non-cash fair value adjustment relating to the use of hedging our debt yield. It is the Companies general strategy to fix its variable rate debt to mitigate against interest rate volatility. The Company excludes this non-cash fair value adjustment relating to its hedging activities from its FFO calculation.

(2) -	Includes the value of common shares issued under the DRIP.
(3) -	FFO is not applicable for the three months ended March 31, 2008, as no distributions were paid during such period. Total includes results relating to the period from April 1 to December 31, 2008.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our accompanying financial statements of American Realty Capital Trust, Inc. and the notes thereto. We are externally managed by our Advisor.  The following information contains forward-looking statements, which are subject to risks and uncertainties. Should one or more of these risks or uncertainties materialize, actual results may differ materially from those expressed or implied by the forward-looking statements. Please see “Forward-Looking Statements” above for a description of these risks and uncertainties.

Overview

We are a Maryland corporation that elected to be taxed as a real estate investment trust, or REIT, beginning with the taxable year ended December 31, 2008. On September 10, 2007, we filed our Registration Statement with the SEC to offer a minimum of 750,000 shares and a maximum of 150,000,000 shares of common stock for sale to the public. The SEC declared the registration statement effective on January 25, 2008, at which time we launched our ongoing initial public offering. On March 11, 2008, we broke escrow in our ongoing initial public offering and then commenced our real estate operations. As of December 31, 2009, we issued 14,672,237 shares of common stock, including 339,077 shares issued in connection with an acquisition in March 2008. Total gross proceeds from these issuances were $144.6 million. As of December 31, 2009, the aggregate value of all share issuances and subscriptions outstanding was $146.6 million based on a per share value of $10.00 (or $9.50 for shares issued under the distribution reinvestment plan, or DRIP. As of December 31, 2009, 3,000 shares of common stock had been redeemed under our stock repurchase program at a value of $29 thousand. We are dependent upon the net proceeds from the offering to conduct our proposed operations.

We intend to use the proceeds of our ongoing initial public offering to acquire and manage a diverse portfolio of real estate properties consisting primarily of freestanding, single-tenant properties net leased to investment grade and other creditworthy tenants throughout the United States and Puerto Rico. We plan to own substantially all of our assets and conduct our operations through our OP, of which we are the sole general partner. We have no paid employees. Our Advisor conducts our operations and manages our portfolio of real estate investments.

We intend to continue our strategy of acquiring freestanding, single tenant properties through sale-leaseback and marketed transactions with in-place leases that have a minimum of ten years remaining under the primary term. Such leases generally include renewal options. We typically fund our acquisitions with a combination of equity and debt. We expect to arrange long-term financing on both a secured and unsecured fixed rate basis. We intend to continue to grow our existing relationships and develop new relationships throughout various markets we serve, which we expect will lead to further acquisition opportunities. We intend to have an overall leverage ratio as it relates to long-term secured mortgage financings of approximately 55%. As of December 31, 2009 our leverage ratio was 57.3%.  This goal is expected to be realized by using lower amounts of long-term debt in connection with acquiring future real estate investments.  In certain cases, we may acquire properties using only equity capital.  Additionally, we generally arrange for our mortgage note agreements to include monthly principal payments together with interest.  This amortization results in lowering our overall mortgage notes balance on a continuous basis.

As of December 31, 2009, we owned 126 properties compromising 1.7 million square feet, 100% leased with a weighted average remaining lease term of 16.6 years. In constructing our portfolio, we are committed to diversification (industry, tenant and geography).  As of December 31, 2009, rental revenues derived from investment grade tenants (rated BBB+ or better by Standards & Poor) approximated 94.6%.  Our strategy encompasses receiving the majority of our revenue from investment grade tenants as we further acquire properties and enter into (or assume) long-term lease arrangements.

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

Purchase Price Allocation

We allocate the purchase price of acquired properties to tangible and identifiable intangible assets acquired based on their respective fair values. Tangible assets include land, buildings, equipment and tenant improvements on an as-if vacant basis. We utilize various estimates, processes and information to determine the as-if vacant property value. Estimates of value are made using customary methods, including data from appraisals, comparable sales, discounted cash flow analysis and other methods. Identifiable intangible assets include amounts allocated to acquire leases for above- and below-market lease rates, the value of in-place leases, and the value of customer relationships.

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

Derivative Instruments

We may use derivative financial instruments to hedge all or a portion of the interest rate risk associated with our borrowings. The principal objective of such agreements is to minimize the risks and/or costs associated with our operating and financial structure as well as to hedge specific anticipated transactions.

We record all derivatives on the balance sheet at fair value.  The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether we have elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Derivatives may also be designated as hedges of the foreign currency exposure of a net investment in a foreign operation. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that is attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge.  We may enter into derivative contracts that are intended to economically hedge certain of its risk, even though hedge accounting does not apply or we elect not to apply hedge accounting.

Results of Operations

The property operating results outlined below relate to the partial period we owned these investment assets during the period.

Comparison of Year Ended December 31, 2009 to Year Ended December 31, 2008

As of December 31, 2009, we owned 126 properties which are 100% leased, compared to 92 properties which were 100% leased at December 31, 2008, an increase of 37.0%. Accordingly, our results of operations for the year ended December 31, 2009 as compared to the year ended December 31, 2008 reflect significant increases in most categories.

Rental Income

Rental income increased $9.4 million to $15.0 million for the year ended December 31, 2009, compared to $5.5 million for the year ended December 31, 2008. The increase in rental income was driven by our acquisition of $173.6 million of net leased property during 2009 with total square footage of 1.0 million an increase of 154.6% from the square footage we held at December 31, 2008. These properties, acquired at an average 8.27% cap rate, are leased from 10 to 25 years primarily to investment grade tenants.

Asset Management Fees to Affiliate

Our Advisor is entitled to fees for the management of our properties as well as fees for purchases and sales of properties. The Advisor has elected to waive all asset management fees except for $0.1 million for the year ended December 31, 2009 and waived its entire fee for the year ended December 31, 2008. For the years ended December 31, 2009 and 2008, we would have incurred additional asset management fees of $1.8 million and $0.7 million, respectively, had they not been waived.

Property Management Fees to Affiliate

Our affiliated Property Manager, has elected to waive the property management fees for the year ended December 31, 2009 and substantially all property management fees were waived for the year ended December 31, 2008 in order to improve our working capital. Such fees represent amounts that had they not been waived, would have been paid to our Property Manager to manage and lease our properties. For the years ended December 31, 2009 and 2008, we would have incurred property management fees of $0.3 million and $0.1 million, respectively, had the fees not been waived.

Acquisition and Transaction Related Costs

Beginning January 1, 2009, costs related to acquisitions of properties are required to be expensed in the period incurred. Prior to that date acquisition costs were capitalized and allocated to the fair value of the assets acquired. For the year ended December 31, 2009 acquisition costs of $0.5 million were required to be expensed in accordance with new accounting guidance for business combinations.

General and Administrative Expenses

General and administrative expenses increased $0.1 million or 33.4% to $0.5 million for the year ended December 31, 2009, compared to $0.4 million for the year ended December 31, 2008.  The majority of the general and administrative expenses for the year ended December 31, 2009 included $0.2 million of amortized insurance expense relating to our directors’ and officers’ insurance policy, $0.1 million of board member compensation, $0.1 million of professional fees. The increase from the year ended December 31, 2008 is mainly due to increases in professional fees and other expenses to support our larger real estate portfolio.

Depreciation and Amortization Expense

Depreciation and amortization expense increased $5.2 million, or 172.1%, to $8.3 million for the year ended December 31, 2009, compared to $3.1 million for the year ended December 31, 2008. The increase in depreciation and amortization expense was the result of our acquisition of real estate during 2008 and in 2009. These properties were placed into service when acquired and are being depreciated for the period held.

Interest Expense

Interest expense increased $5.6 million, or 116.8% to $10.4 million for the year ended December 31, 2009, compared to $4.8 million for the year ended December 31, 2008. The increase in interest expense was the mainly the result of a higher debt balance due to the financing of a portion of our property acquisitions. The average first mortgage debt balance for the years ended December 31, 2009 and, 2008 was $136.5 million and $45.3 million, respectively, an increase of 301.3%. We view these secured financing sources as an efficient and accretive means to acquire properties.

Our interest expense in future periods will vary based on our level of future borrowings, which will depend on the level of proceeds raised in the Offering, the cost of borrowings, and the opportunity to acquire real estate assets which meet our investment objectives.

Derivative Instruments

Included in other income was a gain in the fair value of derivative instruments of $0.5 million for the year ended December 31, 2009 compared to a loss of $1.6 million for the year ended December 31, 2008.  These losses are related to marking our derivative instruments to fair value.

For the period of August 17, 2007 (date of inception) to December 31, 2007 our results of operations were comprised of general and administrative expenses.

Comparison of Cash Flows for the Year Ended December 31, 2009 to the Year Ended December 31, 2008

For the year ended December 31, 2009, net cash used in operating activities was $2.5 million compared to net cash provided by operating activities of $4.0 million for the year ended December 31, 2008. The level of cash flows used in or provided by operating activities is affected by both the timing of interest payments and amount of borrowings outstanding during the period. It is also affected by the receipt of scheduled rent payments and disbursement of deposits required in connection with property acquisitions. The change in cash flow from operations from 2008 to 2009 was mainly due to increases in prepaid expenses of  in 2009 of $4.2 million due to the advance payment of asset management fees to our affiliate and an increase in unbilled rent receivables recorded in accordance with straight-line basis accounting, as well as the repayment of due to affiliates of  $2.2 million, and a decrease in accounts payable and accrued expenses of $0.2 million, These decreases in cash were partially offset by an increase in deferred rent and other liabilities of $0.4 million, primarily representing rent payments received in advance of the respective due date.

Net cash used in investing activities during the year December 31, 2009 totaled $173.8 million compared to $97.5 million during the year ended December 31, 2008, Net cash used in investing activities for both periods relate to investment properties acquired during the period.

Net cash provided by financing activities totaled $180.4 million during the year ended December 31, 2009 compared to $94.3 million for the year ended December 31, 2008.Cash provided by financing activities in 2009 and 2008 was used for property acquisitions. Increases in 2009 were mainly due to proceeds from the issuance of our common stock of $112.1 million, proceeds from mortgage notes payable of $72.1 million and proceeds from other notes payable of $11.9 million. These amounts were partially offset by net repayments of short-term bridge equity funds of $15.0 million. In 2008, net cash provided by financing activities consisted primarily of net proceeds from mortgage notes payable of $62.0 million, net proceeds from short-term equity bridge funds of $30.9 million, net proceeds from the sale of common stock of $6.8 million and other notes payable of $1.1 million.

Liquidity and Capital Resources

Our principal demands for funds will continue to be for property acquisitions, either directly or through investment interests, for the payment of operating expenses, distributions to our investors, repurchases under our SRP, and for the payment of interest on our outstanding indebtedness. Generally, cash needs for property acquisitions will be met through proceeds from the sale of common stock through our public offering. We may also from time to time enter into other agreements with third parties where by third parties will make equity investments in specific properties or groups of properties that we acquire. Items other than property acquisitions are expected to be met from a combination of the proceeds from the sale of common stock and cash flows from operations.

Our Advisor evaluates potential acquisitions of real estate and real estate related assets and engages in negotiations with sellers and borrowers on our behalf. Investors should be aware that after a purchase contract is executed that contains specific terms the property will not be purchased until the successful completion of due diligence and negotiation of final binding agreements. During this period, we may decide to temporarily invest any unused proceeds from the Offering in certain investments that could yield lower returns than the properties. These lower returns may affect our ability to make distributions.

Our board of directors has adopted a SRP that enables our stockholders to sell their shares to us under limited circumstances. At the time a shareholder requests a redemption, we may, subject to certain conditions, redeem the shares presented for repurchase for cash to the extent we have sufficient funds available to fund such purchase.

We expect to meet our future short-term operating liquidity requirements through a combination of net cash provided by our current property operations and the operations of properties to be acquired in the future and proceeds form the sale of common stock.  Management expects that in the future, as our portfolio grows, our properties will generate sufficient cash flow to cover operating expenses and the payment of a monthly distribution. Other potential future sources of capital include proceeds from secured or unsecured financings from banks or other lenders, proceeds from private offerings, proceeds from the sale of properties and undistributed funds from operations. In addition as of December 31, 2009, we have an unused short term equity line available to us that allows us to draw a maximum of $10.0 million.

We expect to continue to raise capital through the sale of our common stock and to utilize the net proceeds from the sale of our common stock and proceeds from secured financings to complete future property acquisitions. As of December 31, 2009, we issued 14,672,237 shares of common stock, including shares issued under our DRIP and 339,077 shares issued in connection with an acquisition in March 2008 - see Note 3 Real Estate Acquisitions. Total gross proceeds from these issuances were $144.6 million. As of December 31, 2009, the aggregate value of all share issuances and subscriptions outstanding was $146.6 million based on a per share value of $10.00 (or $9.50 per share for shares issued under the DRIP). As of December 31, 2009 an additional 135,479,006 shares were available for issuance under the current registration statement and an additional 23,563,190 shares were available to be issued under the DRIP. We will continue to offer these shares until January 25, 2011, when our current registration statement expires.

Distributions

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

In February 2008, the board of directors declared a distribution for each monthly period commencing 30 days subsequent to acquiring our initial portfolio of real estate investments. The first monthly distribution was paid in April 2008. The distribution is calculated based on stockholders of record each day during the applicable period at a rate that, if paid each day for a 365-day period, would equal a specified annualized rate based on a share price of $10.00. The initial annualized rate was 6.5% annualized rate based on the share price of $10.00. On November 5, 2008, the board of directors of approved an increase in its annual cash distribution from $.65 to $.67 per share. Based on a $10.00 share price, this 20 basis point increase, effective January 2, 2009, resulted in an annualized distribution rate of 6.7%. Effective April 1, 2010 our daily distribution rate will increase by another 30 basis points, resulting in an annualized distribution rate of 7.0%.

The Company, our board of directors and Advisor share a similar philosophy with respect to paying our distribution. The distribution should principally be derived from cash flows generated from real estate operations. During the years ended December 31, 2009 and 2008, distributions paid totaled $3.2 million and $0.4 million, respectively, inclusive of $1.3 million and $0.1 million, respectively of common shares issued under the DRIP. Our related party Advisor has agreed to waive certain fees during the current period which resulted in the Company’s FFO fully covering the distributions that were paid out during such period. These waived fees included asset management and property management of $1.7 million and $0.3 million for the year ended December 31, 2009 and $0.7 million and $0.1 million, respectively, for the year ended December 31, 2008. In addition, the Advisor waived reimbursement it was entitled to during the period for organizational and offering expenses which totaled $3.8 million and $0.2 million for the years ended December 31, 2009 and 2008, respectively. The fees and reimbursement that were waived relating to the activity during the years ended December 31, 2009 and 2008 are not deferrals and accordingly, will not be paid by the Company.

Loan Obligations

The payment terms of our loan obligations vary. In general, principal and interest are payable monthly with all unpaid principal and interest due at maturity. Certain of our mortgage loans have initial payments of interest only but require principal repayment in subsequent years. Some of our loan agreements stipulate that we comply with specific reporting and financial covenants mainly related to debt coverage ratios and loan to value ratios. Each loan that has these requirements has specific ratio thresholds that must be met. As of December 31, 2009, we were in compliance with the debt covenants under our loan agreements.

Our Advisor may, with approval from our independent board of directors, seek to borrow short-term capital that, combined with secured mortgage financing, exceeds our targeted leverage ratio. Such short-term borrowings may be obtained from third-parties on a case-by-case basis as acquisition opportunities present themselves simultaneous with our capital raising efforts. We view the use of short-term borrowings as an efficient and accretive means of acquiring real estate in advance of raising equity capital. Accordingly, we can take advantage of buying opportunities as we expand our fund raising activities. As additional equity capital is obtained, these short-term borrowings will be repaid. Our leverage ratio approximated 55.8% (secured mortgage notes payable as a percentage of total real estate investments, at cost) as of December 31, 2009.

In addition as of December 31, 2009 we have an unused short term equity line available to us that allows us to draw a maximum of $10.0 million.

As of December 31, 2009, we had cash and cash equivalents of $5.0 million, which we expect to be used primarily to invest in additional real estate, pay operating expenses and pay stockholder distributions.

Contractual Obligations

The following is a summary of our contractual obligations as of December 31, 2009 (in thousands):

		Years Ending December 31,
Principal Payments Due:	Total	2010	2011-2012	2013-2014	Thereafter
Mortgage notes payable	$183,811	$1,598	$18,852	$92,495	$70,866
Short-term bridge financing (1)	15,878	15,878	—	—	—
Other notes payable	13,000	—	13,000	—	—
Purchase obligations (2)	—	—	—	—	—
	212,689	17,476	31,852	92,495	70,866
Interest Payments Due:
Mortgage notes payable	73,957	11,279	22,804	15,652	24,942
Short-term bridge financing (1)	477	477	—	—	—
Other notes payable	2,250	1,175	1,075	—	—
	76,684	12,931	23,159	15,652	24,942
Total obligations	$289,373	$30,407	$55,011	$108,147	$95,808
________________________

(1)	In January 2010 we refinanced $15.9 million of short-term bridge financing with a $16.2 million mortgage note with a maturity date of January 2015.
(2)
As of December 31, 2009, we have commitments to purchase a portfolio of Bridgestone Firestone retail facilities, two Fresenius warehouse facilities, A Reckitt Benckiser warehouse facility and a portfolio of Jack in-the-box retail properties at a total purchase price of approximately $81.0 million. The properties will be acquired with a combination of cash and financing arrangements; the terms of financing arrangements are not yet finalized.

Election as a REIT

We elected to be taxed as a REIT under Sections 856 through 860 of the Code commencing with our taxable year ended December 31, 2008. If we continue to qualify for taxation as a REIT, we generally will not be subject to federal corporate income tax to the extent we distribute our REIT taxable income to our stockholders, and so long as we distribute at least 90% of our REIT taxable income. REITs are subject to a number of other organizational and operational requirements. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property, and federal income and excise taxes on our undistributed income. We believe we are organized and operating in such a manner as to qualify to be taxed as a REIT for the taxable year ended December 31, 2009.

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

New Accounting Pronouncements

See Note 2 to our consolidated financial statements included in this report for a summary of new accounting pronouncements and the effect they have on our financial position, results of operations and cash flows.

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

As of December 31, 2009, our debt included fixed-rate debt, with a carrying value of $121.3 million and a fair value of $109.2 million. Changes in market interest rates on our fixed-rate debt impact the fair value of the debt, but it has no impact on interest incurred or cash flow. For instance, if interest rates rise 100 basis points and our fixed rate debt balance remains constant, we expect the fair value of our debt to decrease, the same way the price of a bond declines as interest rates rise. The sensitivity analysis related to our fixed-rate debt assumes an immediate 100 basis point move in interest rates from their

December 31, 2009 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed-rate debt by $8.9 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed-rate debt by $10.0 million.

As of December 31, 2009, our debt included variable-rate mortgage notes payable with a carrying value of $62.5 million. Interest rate volatility associated with this variable-rate mortgage debt has been mitigated by the use of hedge instruments.  The sensitivity analysis related to our variable-rate debt assumes an immediate 100 basis point move in variable interest rates with all other variables held constant. A 100 basis point increase or decrease in variable interest rates on our variable notes payable would increase or decrease our interest expense by $0.6 million annually.

These amounts were determined by considering the impact of hypothetical interest rates changes on our borrowing costs, and, assume no other changes in our capital structure.

As the information presented above includes only those exposures that existed as of December 31, 2009, it does not consider exposures or positions arising after that date. The information represented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

              None.

Item 9A(T).  Controls and Procedures

Disclosure Controls and Procedures

  In accordance with Rules 13a-15(b) and 15d-15(b) of the Exchange Act, management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K.   Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded, as of the end of such period, that our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in our reports that we file or submit under the Exchange Act.

Internal Control Over Financial Reporting

Management's Annual Reporting on Internal Controls over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act.

In connection with the preparation of our Form 10-K, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making that assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on its assessment, our management concluded that, as of December 31, 2009, our internal control over financial reporting was effective.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting.

During the fourth quarter of fiscal year ended December 31, 2009, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

We have adopted a Code of Ethics that applies to all of our executive officers and directors, including but not limited to, our principal executive officer and principal financial officer. A copy of our code of ethics may be obtained, free of charge, by sending a written request to our executive office – 405 Park Avenue – 15th Floor, New York, NY 10022, attention Chief Financial Officer.

The other information required by this Item is incorporated by reference to our annual proxy statement for the fiscal year ended December 31, 2009 (the “Proxy Statement”).

Item 11. Executive Compensation.

The information required by this Item is incorporated by reference to our Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated by reference to our Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated by reference to our Proxy Statement.

Item 14. Principal Accounting Fees and Services.

The information required by this Item is incorporated by reference  to our Proxy Statement

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	Financial Statement Schedules

See the Index to Financial Statements at page F-1 of this report.

The following financial statement schedule is included herein at page F-37 of this report:

Schedule III – Real Estate Assets and Accumulated Depreciation and Amortization

(b)	Exhibits

EXHIBIT INDEX

EXHIBITS

The following documents are filed as part of this annual report:

Exhibit No.	Description
1.1	Form of Dealer Manager Agreement by and between American Realty Capital Trust, Inc. and Realty Capital Securities, LLC (2)
1.2	Form of Soliciting Dealers Agreement by and between Realty Capital Securities, LLC and the Soliciting Dealers (2)
3.1	Amended and Restated Charter of American Realty Capital Trust, Inc. (3)
3.2	Articles of Amendment of American Realty Capital Trust, Inc. (5)
3.3	Bylaws of American Realty Capital Trust, Inc. (1)
4.1	Agreement of Limited Partnership of American Realty Capital Operating Partnership, L.P. (3)
4.2	First Amendment to Agreement of Limited Partnership of American Realty Capital Operating Partnership, L.P. (7)
4.3	Specimen Certificate for the Shares is not applicable because the Registrant’s Board of Directors has authorized the issuance of Shares without stock certificates.
5.1	Opinion of Proskauer Rose LLP (4)
5.2	Opinion of Venable LLP (4)
8.1	Opinion of Proskauer Rose LLP (Tax Matters) (4)
10.1	Amended and Restated Escrow Agreement by and among American Realty Capital Trust, Inc., Boston Private Bank & Trust Company and Realty Capital Securities, LLC (8)
10.2	Form of Advisory Agreement by and among American Realty Capital Trust, Inc., American Realty Capital Operating Partnership, L.P. and American Realty Capital Advisers, LLC (2)
10.3	Form of Management Agreement, by and among American Realty Capital Trust, Inc., American Realty Capital Operating Partnership, L.P. and American Realty Capital Properties, LLC (1)
10.4	First Amendment to Management Agreement (7)
10.5	Second Amendment to Management Agreement (7)
10.6	Third Amendment to Management Agreement (10)
10.7	Fourth Amendment to Management Agreement (10)
10.8	Fifth Amendment to Management Agreement (10)
10.9	Sixth Amendment to Management Agreement *
10.10	Seventh Amendment to Management Agreement *
10.11	Eighth Amendment to Management Agreement *
10.12	Ninth Amendment to Management Agreement *
10.13	Tenth Amendment to Management Agreement *
10.14	Company’s Stock Option Plan (7)

10.15
Agreement of Assignment of Partnership Interests between American Realty Capital Operating Partnership, L.P. and American Realty Capital LLC, William M. Kahane, Nicholas S. Schorsch, Lou Davis and Peter and Maria Wirth dated March 5, 2008 (6)

10.16	Agreement of Assignment of Partnership Interests between American Realty Capital Operating Partnership, L.P. and Nicholas S. Schorsch dated March 12, 2008 (6)
10.17	Limited Liability Company Agreement of American Realty Capital Equity Bridge, LLC dated August 20, 2008 (8)
10.18
Agreement for Transfer of Membership Interest between ARC Growth Fund I, LLC, and American Realty Capital Operating Partnership, L.P., dated September 16, 2008. (Transfer to the Operating Partnership of an indirect interest in National City portfolio. Amends exhibit previously filed as exhibit 10.8 to the Post-Effective Amendment No. 2 to Form S-11, dated September 3, 2008.) (10)

10.19
Agreement for Transfer of Membership Interests between ARC Growth Fund I, LLC, and American Realty Capital Operating Partnership, L.P., dated September 16, 2008. (Transfer to the Operating Partnership of an indirect interest in National City portfolio. Amends exhibit previously filed as exhibit 10.8 to the Post-Effective Amendment No. 2 to Form S-11, dated September 3, 2008.) (10)

10.20
Agreement of Assignment of Membership Interests by and among Milestone Partners Limited, and American Realty Capital Holdings, LLC, and American Realty Capital Operating Partnership, L.P., dated September 29, 2008 (10)

10.21
Consent to Transfer Agreement among ARC RACADOH001, LLC, ARC RACAROH001, LLC, ARC RAELPOH001, LLC, ARC RALISOH001, LLC, ARC RACARPA001, LP, ARC RAPITPA001, LP, American Realty Capital Holdings, LLC, Milestone Partners Limited, American Realty Capital Operating Partnership, L.P., and Wells Fargo Bank, N.A., dates September 29, 2008. (10)

23.1	Consent of Grant Thornton LLP*
31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a)*
31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a)*
32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and section 1350 of Chapter 63 of Title 18 of the U.S. Code (18 U.S.C. 1350)*

*Filed herewith.

(1)	Incorporated by reference to an exhibit to Amendment No. 1 to Registrant’s Registration Statement on Form S-11 (File No. 333-145949) filed on November 20, 2007.
(2)	Incorporated by reference to an exhibit to Amendment No. 3 to Registrant’s Registration Statement on Form S-11 (File No. 333-145949) filed on January 16, 2008.
(3)	Incorporated by reference to an exhibit to Amendment No. 4 to Registrant’s Registration Statement on Form S-11 (File No. 333-145949) filed on January 22, 2008.
(4)	Incorporated by reference to an exhibit to Amendment No. 5 to Registrant’s Registration Statement on Form S-11 (File No. 333-145949) filed on January 24, 2008.
(5)	Incorporated by reference to an exhibit to Registrant’s Current Report on Form 8-K filed on March 4, 2008.
(6)	Incorporated by reference to an exhibit to Registrant’s Quarterly Report on Form 10-Q filed on May 14, 2008.
(7)	Incorporated by reference to an exhibit to Registrant’s Pre-Effective Amendment No. 1 to Post Effective Amendment No. 1 to Form S-11 (File No. 333-145949) filed on June 3, 2008.
(8)	Incorporated by reference to an exhibit to Registrant’s Pre-Effective Amendment No. 1 to Post Effective Amendment No. 2 to Form S-11 (File No. 333-145949) filed on September 3, 2008.
(9)	Incorporated by reference to an exhibit to Registrant’s Quarterly Report on Form 10-Q filed on November 13, 2008.
(10)	Incorporated by reference to an exhibit to Registrant’s Pre-Effective Amendment No. 2 to Post Effective Amendment No. 3 to Form S-11 (File No. 333-145949) filed on February 18, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 18th day of March, 2010.

AMERICAN REALTY CAPITAL TRUST, INC.

By:	/s/ NICHOLAS S. SCHORSCH NICHOLAS S. SCHORSCH CHIEF EXECUTIVE OFFICER AND CHAIRMAN OF THE BOARD OF DIRECTORS

Pursuant to the requirements of the Securities Act of 1933, as amended, this annual report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated.

March 16, 2010

Name	Capacity	Date

/s/ Nicholas S. Schorsch	Chief Executive Officer and
Nicholas S. Schorsch	Chairman of the Board of Directors (and Principal Executive Officer)	March 18, 2010

/s/ William M.Kahane	Chief Operating Officer and President
William M. Kahane		March 18, 2010

/s/ Brian S.Block	Chief Financial Officer, Executive Vice President,
Brian S. Block	(and Principal Accounting Officer)	March 18, 2010

/s/ Leslie D. Michelson	Independent Director
Leslie D. Michelson		March 16, 2010

/s/ William G. Stanley	Independent Director
William G. Stanley		March 16, 2010

/s/ Robert H. Burns	Independent Director
Robert H. Burns		March 16, 2010

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Financial Statements

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of December 31, 2009 and 2008	F-3

Consolidated Statements of Operations for the Years Ended
December 31, 2009 and 2008 and the Period from August 17, 2007 (date of inception) to December 31, 2007	F-4

Consolidated Statement of Changes in of Stockholders’ Equity for the Years Ended
December 31, 2009 and 2008 and the Period from August 17, 2007 (date of inception) to December 31, 2007	F-5

Consolidated Statements of Cash Flows for the Years Ended
December 31, 2009 and 2008 and the Period from August 17, 2007 (date of inception) to December 31, 2007	F-7

Notes to Consolidated Financial Statements	F-9

Financial Statement Schedule

Schedule III – Real Estate Investments	F-39

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors

American Realty Capital Trust, Inc.

We have audited the accompanying consolidated balance sheets of American Realty Capital Trust, Inc. (a Maryland Corporation) and subsidiary (the Company) as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years ended December 31, 2009 and 2008 and the period from August 17, 2007 (date of inception) to December 31, 2007. Our audits of the basic financial statements included the financial statement schedule listed in the index appearing under Item 15(a). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Realty Capital Trust, Inc. and subsidiary as of December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for the years ended December 31, 2009 and 2008 and the period from August 17, 2007 (date of inception) to December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ GRANT THORNTON LLP

Philadelphia, Pennsylvania

March 18, 2010

AMERICAN REALTY CAPITAL TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands except per share data)

	December 31,
	2009	2008
ASSETS
Real estate investments, at cost:
Land	$37,779	$22,300
Buildings, fixtures and improvements	261,939	126,022
Acquired intangible lease assets	38,838	16,448
Total real estate investments, at cost	338,556	164,770
Less accumulated depreciation and amortization	(11,292)	(3,056)
Total real estate investments, net	327,264	161,714

Cash and cash equivalents	5,010	887
Restricted cash	43	48
Prepaid expenses and other assets	4,458	302
Deferred financing costs, net	2,502	1,991
Total assets	$339,277	$164,942

LIABILITIES AND STOCKHOLDERS’ EQUITY

Short-term bridge equity funds:
Short-term bridge funds	$15,878	$11,954
Related party bridge facility	—	8,477
Related party bridge revolver	—	6,500
Short-term convertible redeemable preferred	—	3,995
Total short-term bridge equity funds	15,878	30,926

Mortgage notes payable	183,811	112,742
Long-term notes payable	13,000	1,090
Below-market lease liabilities, net	9,085	9,400
Derivatives, at fair value	2,768	4,233
Due to affiliates	—	2,223
Accounts payable and accrued expenses	1,536	1,687
Deferred rent and other liabilities	1,144	782
Distributions payable	1,499	69
Investor contributions held in escrow	—	31
Total liabilities	228,721	163,183

Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value; 240,000,000 shares authorized, 14,672,237 and 1,276,814 shares issued and outstanding at December 31, 2009 and 2008, respectively	147	13
Additional paid-in capital	122,506	9,220
Accumulated other comprehensive loss	(1,737)	(2,676)
Accumulated deficit	(13,669)	(4,798)
Total American Realty Capital Trust, Inc. stockholders’ equity	107,247	1,759
Noncontrolling interests	3,309	—
Total stockholders’ equity	110,556	1,759
Total liabilities and stockholders’ equity	$339,277	$164,942

The accompanying notes are an integral part of these financial statements

AMERICAN REALTY CAPITAL TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except per share data)
	Year Ended December 31,		For the Period from August 17, 2007 (date of inception) to December 31,
	2009	2008	2007
Revenues:
Rental income	$14,954	$5,546	$—
Operating expense reimbursement	10	—	—
Total revenues	14,964	5,546

Expenses:
Property management fees to affiliate	—	4	—
Asset management fees	145	—	—
Acquisition and transaction related	506	—	—
General and administrative	507	380	1
Depreciation and amortization	8,315	3,056	—
Total operating expenses	9,473	3,440	1
Operating income (loss)	5,491	2,106	(1)

Other income (expenses):
Interest expense	(10,352)	(4,774)	—
Interest income	52	3	—
Gains (losses) on derivative instruments	495	(1,618)	—
Total other income (expenses)	(9,805)	(6,389)	—
Net loss	(4,315)	(4,283)	(1)
Net loss attributable to noncontrolling interests	49	—	—
Net loss attributable to American Realty Capital Trust, Inc.	$(4,266)	$(4,283)	$(1)

Basic and diluted weighted average
common shares outstanding	5,768,761	711,524	NM

Basic and diluted loss per share	$(0.74)	$(6.02)	NM

NM- not meaningful

The accompanying notes are an integral part of these financial statements

AMERICAN REALTY CAPITAL TRUST, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Years ended December 31, 2009 and 2008 and Period from August 17, 2007 (date of inception) to December 31, 2007
(In thousands except per share data)

	Common Stock			Accumulated		Total American Realty Capital
	Number of Shares	Par Value	Additional Paid-In Capital	Other Comprehensive Loss	Accumulated Deficit	Trust Stockholders' Equity	Noncontrolling Interests	Total Stockholders’ Equity
Balance, August 17, 2007	—	$—	$—	$—	$—	$ —	$—	$—
Issuance of common stock	20,000	—	200	—	—	200	—	200
Net loss	—	—	—	—	(1)	(1)	—	(1)
Balance, December 31, 2007	20,000	—	200	—	(1)	199	—	199
Issuance of common stock	1,241,053	13	11,357	—	—	11,370	—	11,370
Offering costs, commissions and dealer manager fees	—	—	(2,487)	—	—	(2,487)	—	(2,487)
Common stock issued through distribution reinvestment plan	15,761	—	150	—	—	150	—	150
Distributions declared	—	—	—	—	(514)	(514)	—	(514)
Designated derivatives, fair value adjustment	—	—	—	(2,676)	—	(2,676)	—	(2,676)
Net loss	—	—	—	—	(4,283)	(4,283)	—	(4,283)
Total comprehensive loss	—	—	—	—	—	6,958	—	(6,958)
Balance, December 31, 2008	1,276,814	$13	$9,220	$(2,676)	$(4,798)	$$1,759	$—	$1,759

AMERICAN REALTY CAPITAL TRUST, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Years ended December 31, 2009 and 2008 and Period from August 17, 2007 (date of inception) to December 31, 2007 (continued)
(In thousands except per share data)

	Common Stock			Accumulated		Total American Realty Capital
	Number of Shares	Par Value	Additional Paid-In Capital	Other Comprehensive Loss	Accumulated Deficit	Trust Stockholders' Equity	Noncontrolling Interests	Total Stockholders’ Equity
Balance, December 31, 2008	1,276,814	$13	$9,220	$(2,676)	$(4,798)	$1,759	$—	$1,759
Issuance of common stock, net	13,259,941	133	131,478	—	—	131,611	—	131,611
Offering costs, commissions and dealer manager fees	—	—	(19,478)	—	—	(19,478)	—	(19,478)
Common stock issued through distribution reinvestment plan	135,482	1	1,286	—	—	1,287	—	1,287
Distributions declared	—	—	—	—	(4,605)	(4,605)	—	(4,605)
Contributions from noncontrolling interests	—	—	—	—	—	—	3,458	3,458
Distributions to noncontrolling interests	—	—	—	—	—	—	(100)	(100)
Designated derivatives fair value adjustment	—	—	—	939	—	939	—	939
Net loss	—	—	—	—	(4,266)	(4,266)	(49)	(4,315)
Total comprehensive loss	—	—	—	—	—	(3,327)	(49)	(3,376)
Balance, December 31, 2009	14,672,237	$147	$122,506	$(1,737)	$(13,669)	$107,247	$3,309	$110,556

The accompanying notes are an integral part of these financial statements

AMERICAN REALTY CAPITAL TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands except per share data)

	Year Ended December 31, 2009	Year Ended December 31, 2008	For the Period from August 17, 2007 (date of inception) to December 31, 2007
Cash flows from operating activities:
Net loss	$(4,315)	$(4,283)	$(1)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	6,661	2,534	—
Amortization of intangibles	1,654	522	—
Amortization of deferred finance costs	562	135	—
Accretion of below-market lease liability	(315)	(26)	—
Gain (loss) on derivative instruments	(495)	1,618	—
Changes in assets and liabilities:
Prepaid expenses and other assets	(4,236)	(302)	(938)
Accounts payable and accrued expenses	(181)	1,095	454
Due to affiliated entity	(2,223)	1,938	285
Deferred rent and other liabilities	362	782	—
Net cash provided by (used in) operating activities	(2,526)	4,013	(200)

Cash flows from investing activities:
Investment in real estate and related assets	(173,786)	(97,456)	—
Net cash used in investing activities	(173,786)	(97,456)	—

Cash flows from financing activities:
Proceeds from notes payable	72,084	62,311	—
Payments on notes payable	(1,016)	(343)	—
Proceeds from related party bridge facility	9,553	8,477	—
Payments on related party bridge facility	(18,030)	—	—
Proceeds from related party bridge revolver	2,715	6,500	—
Payments on related party bridge revolver	(9,215)	—	—
Proceeds from short-term bridge funds	15,878	8,000	—
Payments on short-term bridge funds	(11,954)	—	—
Proceeds from issuance of convertible redeemable preferred	—	3,995	—
Payments on convertible redeemable preferred	(3,995)	—	—
Proceeds from other notes payable	11,911	1,090	—
Contributions from noncontrolling interest holders	3,458	—	—
Distributions to noncontrolling interest holders	(100)	—	—
Proceeds from issuance of common stock, net	112,102	6,769	200

AMERICAN REALTY CAPITAL TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	Year Ended December 31, 2009	Year Ended December 31, 2008	For the Period from August 17, 2007 (date of inception) to December 31, 2007
Payments of deferred financing costs	$(1,073)	$(2,125)	$—
Distributions paid	(1,888)	(296)	—
Restricted cash	5	(48)	—
Net cash provided by financing activities	180,435	94,330	200

Net increase in cash and cash equivalents	4,123	887	—
Cash and cash equivalents, beginning of period	887	—	—
Cash and cash equivalents, end of period	$5,010	$887	$—

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Debt assumed in real estate acquisitions	$—	$50,773	$—
Short-term bridge funds assumed	—	3,954	—
Common share issuance in real estate acquisition	—	3,052	—
Investor contributions held in escrow	—	31	—
Non-cash acquisition costs	—	78	—
Common stock issued through distribution reinvestment plan	1,287	150	—
Reclassification of deferred offering costs	—	938	—
Cash paid for interest	10,153	4,218	—

The accompanying notes are an integral part of these financial statements

AMERICAN REALTY CAPITAL TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

Note 1 — Organization

American Realty Capital Trust, Inc. (the “Company”), incorporated on August 17, 2007, is a Maryland corporation that qualified as a real estate investment trust (“REIT”) for federal income tax purposes during the taxable year ended December 31, 2008. On January 25, 2008, the Company commenced an initial public offering on a “best efforts” basis of up to 150,000,000 shares of common stock offered at a price of $10.00 per share, subject to certain volume and other discounts, pursuant to a Registration Statement on Form S-11 filed with the Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, as amended (the “Offering”). The Registration Statement also covered up to 25,000,000 shares available pursuant to a distribution reinvestment plan (the “DRIP”) under which our stockholders may elect to have their distributions reinvested in additional shares of the Company’s common stock at the greater of $9.50 per share or 95% of the estimated value of a share of common stock. The Company sold 20,000 shares to American Realty Capital II, LLC (the “Sponsor”) on August 17, 2007, at $10.00 per share. As of December 31, 2009, the Company issued 14,672,237 shares of common stock, including 339,077 shares issued in connection with an acquisition in March 2008. Total gross proceeds from these issuances were $144.6 million. As of December 31, 2009, the aggregate value of all share issuances and subscriptions outstanding was $146.6 million based on a per share value of $10.00 (or $9.50 for shares issued under the DRIP).

Substantially all of the Company’s business is conducted through American Realty Capital Operating Partnership, L.P. (the “OP”), a Delaware limited partnership. The Company is the sole general partner of and owns a 99.01% partnership interest in the OP. American Realty Capital Advisors, LLC (the “Advisor”), the Company’s affiliated advisor, is the sole limited partner and owner of 0.99% (noncontrolling interest) of the partnership interests of the OP. In March 2008, the OP issued to the Company 20,000 Operating Partnership units in exchange for $0.2 million. Additionally, in April 2008, the Advisor contributed $2 thousand to the Operating Partnership in exchange for a 0.99% limited partner interest in the Operating Partnership. The limited partner interests have the right to convert Operating Partnerships units into cash or, at the option of the Company, an equal number of common shares of the Company, as allowed by the limited partnership agreement. The remaining rights of the limited partner interests are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the Operating Partnership’s assets.

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
December 31, 2009

Note 2 — Summary of Significant Accounting Policies

Basis of Accounting

The accompanying consolidated financial statements of the Company are prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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

Real Estate Investments

The Company records acquired real estate at cost and makes assessments as to the useful lives of depreciable assets. The Company considers the period of future benefit of the asset to determine the appropriate useful lives. Depreciation is computed using a straight-line method over the estimated useful life of 40 years for buildings, five to ten years for building fixtures and improvements and the remaining lease term for acquired intangible lease assets.

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

AMERICAN REALTY CAPITAL TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

 Note 2 — Summary of Significant Accounting Policies (continued)

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

Allocation of Purchase Price of Acquired Assets

Upon the acquisition of real properties, it is the Company’s policy to allocate the purchase price of properties to acquired tangible assets, consisting of land, building, fixtures and improvements, and identified intangible lease assets and liabilities, consisting of the value of above-market and below-market leases, as applicable, other value of in-place leases and value of tenant relationships, based in each case on their fair values. The Company utilizes independent appraisals and information management obtains on each property as a result of pre-acquisition due diligence, as well as subsequent marketing and leasing activities, as applicable, to determine the fair values of the tangible assets of an acquired property (which includes land and building), amongst other market data.

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

The above-market and below-market lease values are capitalized as intangible lease assets or liabilities and amortized as an adjustment of rental income over the remaining terms of the respective leases. The fair values of in-place leases include direct costs associated with obtaining a new tenant, opportunity costs associated with lost rentals which are avoided by acquiring an in-place lease, and tenant relationships. Direct costs associated with obtaining a new tenant include commissions, tenant improvements, and other direct costs and are estimated based on independent appraisals and management’s consideration of current market costs to execute a similar lease. These direct costs are included in acquired intangible lease assets in the accompanying consolidated balance sheets and are amortized to expense over the remaining terms of the respective leases. The value of opportunity costs is calculated using the contractual amounts to be paid pursuant to the in-place leases over a market absorption period for a similar lease. Customer relationships are valued based on expected renewal of a lease or the likelihood of obtaining a particular tenant for other locations. These intangibles are included in intangible lease assets in the balance sheet and are amortized to expense over the remaining term of the respective leases.

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

As of December 31, 2009 and 2008, acquired lease intangible assets consisted of above-market leases and in-place lease intangibles totaling $36.7 million and $15.9 million, respectively, net of accumulated amortization of $2.2 million and $0.5 million, respectively. At December 31, 2009, the weighted-average amortization period of in-place lease intangibles was 18 years. In addition, below-market lease liabilities totaled $9.1 million and $9.4 million, net of accumulated amortization of $0.3 million and $26 thousand, as of December 31, 2009 and 2008, respectively. Amortization expense on below market lease liabilities is expected to be $0.3 million for each of the next five years. At December 31, 2009, the weighted-average amortization period of below market lease liabilities was 29 years.

AMERICAN REALTY CAPITAL TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

Note 2 — Summary of Significant Accounting Policies (continued)

Cash and cash equivalents

Cash and cash equivalents include cash in bank accounts as well as investments in highly-liquid money market funds with original maturities of three months or less.

The Company deposits cash with high quality financial institutions. These deposits are guaranteed by the Federal Deposit Insurance Company (“FDIC”) up to an insurance limit. At December 31, 2009 the company had deposits of $5.0 million of which $4.0 million were in excess of the amount insured by the FDIC. Although the Company bears risk to amounts in excess of those insured by the FDIC, it does not anticipate any losses as a result.

Restricted Cash

Restricted cash consists of maintenance, structural, and debt service reserves as of December 31, 2009.

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

Share Repurchase Program

The Company’s board of directors has adopted a Share Repurchase Program (“SRP”) that enables our stockholders to sell their shares to the Company in limited circumstances.  The SRP permits investors to sell their shares back to the Company after they have held them for at least one year, subject to the significant conditions and limitations described below.

During the term of the offering and any subsequent public offering of the Company’s shares, the purchase price per share will depend on the length of time investors have held such shares as follows: after one year from the purchase date — 96.25% of the amount they actually paid for each share; and after two years from the purchase date — 97.75% of the amount they actually paid for each share; and after three years from the purchase date — 100% of the amount they actually paid for each share; (in each case, as adjusted for any stock distributions, combinations, splits, recapitalizations and the like with respect to our common stock). At any time the Company is engaged in an offering of shares, the per share price for shares purchased under the SRP will always be equal to or lower than the applicable per share offering price. Thereafter, the per share purchase price will be based on the greater of $10.00 or the then-current net asset value of the shares as determined by our board of directors (i) using internal valuations, based upon the current capitalization rates of similar properties in the market, recent transactions for similar properties acquired by the Company and any extensions, cancellations, modifications or other material events affecting the leases, changes in rents or other circumstances related to such properties, (ii) review internal appraisals prepared by the Advisor following standard commercial real estate appraisal practice and (iii) every three years or earlier, in rotation will have all of the properties appraised by an external appraiser  (as adjusted for any stock distributions, combinations, splits, recapitalizations and the like with respect to our common stock). In addition, the Company may waive the holding period in the event of a stockholder’s death, disability, bankruptcy or other exigent circumstances.

AMERICAN REALTY CAPITAL TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

Note 2 — Summary of Significant Accounting Policies (continued)

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

Shares available for redemption based on the limit of 5% of weighted average shares outstanding for the prior year period are reported as redeemable common stock, which is a component of equity in the consolidated balance sheets. These amounts are valued at their respective redemption value of the common stock based on the weighted average length of time the stock has been outstanding and available for redemption.

When a shareholder requests redemption and the Company determines that it has a mandatory obligation to repurchase shares under the SRP, it will reclassify such obligation from equity to a liability based on the settlement value of the obligation. As of December 31, 2009, 288,438 shares with a repurchase value of $2.8 million were eligible for repurchase. At December 31, 2009 and 2008, no shares were requested to be redeemed.

During the year ended December 31, 2009, 3,000 shares were redeemed under the SRP at a value of $29 thousand and is included in proceeds from the issuance of common stock, net on the consolidated statement of cash flows and issuance of common stock, net on the statement of changes in stockholders' equity.

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

The accounting for subsequent changes in the fair value of these derivatives depends on whether each has been designed and qualifies for hedge accounting treatment. If the Company elects not to apply hedge accounting treatment, any changes in the fair value of these derivative instruments is recognized immediately in gains (losses) on derivative instruments in the consolidated statement of operations. If the derivative is designated and qualifies for hedge accounting treatment the change in the estimated fair value of the derivative is recorded in other comprehensive income (loss) to the extent that it is effective. Any ineffective portion of a derivative's change in fair value will be immediately recognized in earnings.

Investor contributions held in Escrow

The Company is currently engaged in a public offering of its common stock. Included in investor contributions held in escrow on the accompanying balance sheets is $31 thousand of offering proceeds for which shares of common stock had not been issued as of December 31, 2008. There were no contributions held in escrow at December 31, 2009.

AMERICAN REALTY CAPITAL TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

Note 2 — Summary of Significant Accounting Policies (continued)

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

Share-Based Compensation

The Company has a stock-based incentive award plan for its directors, which is accounted for under the guidance of share based payments.  The guidance on share based compensation also requires the tax benefits associated with these share-based payments to be classified as financing activities in the consolidated statements of cash flows. For the years ended December 31, 2009 and 2008, the Company had no significant compensation cost related to these stock options.

AMERICAN REALTY CAPITAL TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

Note 2 — Summary of Significant Accounting Policies (continued)

Income Taxes

The Company made an election to taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code commencing with the taxable year ending December 31, 2008. If the Company qualifies for taxation as a REIT, it generally will not be subject to federal corporate income tax to the extent it distributes its REIT taxable income to its stockholders, and so long as it distributes at least 90% of its REIT taxable income. REITs are subject to a number of other organizational and operational requirements. Even if the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed income.

Per Share Data

Income (loss) per basic share of common stock is calculated by dividing net income (loss) by the weighted-average number of shares of common stock issued and outstanding during such period. Diluted income (loss) per share of common stock considers the effect of potentially dilutive shares of common stock outstanding during the period.

Reportable Segments

The Company determined in accordance with standards set by the Financial Accounting Standards Board (“FASB”), that it has one reportable segment, with activities related to investing in real estate. The Company’s investments in real estate generate rental revenue and other income through the leasing of properties, which comprised 100% of our total consolidated revenues. Although the Company’s investments in real estate will be geographically diversified throughout the United States, management evaluates operating performance on an individual property level. The Company’s properties have been aggregated into one reportable segment.

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

In December 2007, the FASB issued guidance that requires companies to measure an acquisition of noncontrolling (minority) interest at fair value in the equity section of the acquiring entity’s balance sheet. The objective of the guidance is to improve the comparability and transparency of financial data. The changes introduced by the new standards are likely to affect the planning and execution, as well as the accounting and disclosure, of merger transactions. The effective date to adopt the guidance for the Company was January 1, 2009. The adoption of the guidance did not have a material effect on the Company’s results of operations and financial position.

 In March 2008, the FASB issued guidance on disclosures about derivative instruments and hedging activities, which amended previous guidance and, requires entities to provide greater transparency about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for, and how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. The statement was effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of the guidance did not have a material effect on the Company’s results of operations and financial position but did modify disclosure of the Company's derivative instruments.

AMERICAN REALTY CAPITAL TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

Note 2 — Summary of Significant Accounting Policies (continued)

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

In June 2008, the FASB issued guidance on determining whether instruments granted in share-based payment transactions are participating securities. Under the guidance, unvested share-based payment awards that contain rights to receive non-forfeitable distributions (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing earnings per share. The guidance was effective for fiscal years beginning after December 15, 2008, and interim periods within those years. The adoption of this guidance did not have a material effect on the Company’s results of operations and financial position.

In April 2009, the FASB issued guidance that requires companies to make disclosures in interim financial statements about the fair values of financial instruments that are not reflected in the consolidated balance sheets at fair value. Prior to the issuance of this guidance this disclosure was only required once a year. This guidance was adopted by the Company in the second quarter of 2009. The adoption of this guidance effected disclosure only and had no impact on the Company’s results of operations or financial position.

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

AMERICAN REALTY CAPITAL TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

Note 2 — Summary of Significant Accounting Policies (continued)

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

Note 3 — Real Estate Investments

The following table presents the allocation of the assets acquired and liabilities assumed during the periods (dollar amounts in thousands):

	Year Ended
Real estate investments, at cost:	December 31, 2009	December 31, 2008
Land	$15,501	$22,300
Buildings, fixtures and improvements	135,895	126,022
	151,396	148,322

Acquired intangibles:
In-place leases	22,390	16,448
Below-market lease liabilities, net	—	(9,426)

Total assets acquired	173,786	155,344

Assumed obligations:
Mortgage notes	—	(50,773)
Short-term bridge funds	—	(3,954)
Investor contributions held in escrow	—	(31)
Other liabilities	—	(78)

Total liabilities assumed	—	(54,836)

Issuance of common shares	—	(3,052)

Cash paid	$173,786	$97,456

Number of properties purchased during the year	34	92

AMERICAN REALTY CAPITAL TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

Note 3 — Real Estate Investments (continued)

The Company acquires and operates commercial properties. All such properties may be acquired and operated by the Company alone or jointly with another party. As of December 31, 2009, all of the properties the Company owned were freestanding, single tenant commercial space and these properties were 100% occupied.  The Company’s portfolio of real estate properties is comprised of the following properties as if December 31, 2009 (dollar amounts in thousands):

Seller / Property Name	Acquisition Date	No. of Buildings	Square Feet	Remaining Lease Term (1)	Base Purchase Price (2)	Capitalization Rate (3)	Total Purchase Price (4)	Net Operating Income (5)

Federal Express Distribution Center	March 2008	1	55,440	8.9	$9,694	7.53%	$10,208	$730
First Niagara (formerly Harleysville National Bank) Portfolio	March 2008	15	177,774	13.0	40,976	7.48%	41,676	3,064
Rockland Trust Company Portfolio	May 2008	18	121,057	11.6	32,188	7.86%	33,117	2,530
PNC Bank (formerly National City Bank)	Sept. & Oct. 2008	2	8,403	19.1	6,664	8.21%	6,853	547
Rite Aid	September 2008	6	74,919	13.5	18,576	7.79%	18,839	1,447
PNC Bank Portfolio	November 2008	50	275,436	8.9	42,286	7.35%	44,813	3,108
Federal Express Distribution Center	July 2009	1	152,640	13.8	31,692	8.84%	31,692	2,803
Walgreens	July 2009	1	14,820	22.5	3,818	8.12%	3,818	310
CVS I	September 2009	10	131,105	24.3	40,649	8.48%	40,649	3,448
CVS II	November 2009	15	198,729	24.6	59,788	8.48%	59,788	5,071
Home Depot	December 2009	1	465,600	20.0	23,532	9.31%	23,532	2,192
Bridgestone Firestone	December 2009	5	47,218	14.4	12,415	9.22%	12,415	1,144
Advance Auto	December 2009	1	7,000	11.9	1,730	9.25%	1,730	160
Total		126	1,730,168	16.6	$324,008	8.20%	$329,130	$26,554
________________________

(1)	-	Remaining lease term as of December 31, 2009, in years. If the portfolio has multiple locations with varying lease expirations, remaining lease term is calculated on a weighted-average basis.
(2)	-	Contract purchase price excluding acquisition related costs.
(3)	-	Net operating income divided by base purchase price.
(4)	-	Base purchase price plus all acquisition related costs.
(5)	-	Annualized 2009 rental income less property operating expenses, as applicable.

Future Lease Payments Table

The following table presents future minimum base rental cash payments due to the Company over the next five years as of December 31, 2009 (amounts in thousands):

2010	$25,245
2011	25,334
2012	25,407
2013	25,553
2014	26,224

AMERICAN REALTY CAPITAL TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

Note 3 — Real Estate Investments (continued)

The following table lists tenants whose rental income represented greater than 10% of consolidated income for the years ended December 31, 2009 and 2008:

	Year Ended December 31,
	2009	2008
PNC Bank	25%	6%
First Niagara (formerly Harleysville National Bank)	21%	44%
Rockland Trust Company	17%	30%
Federal Express	14%	11%
CVS	11%	-%
Rite Aid	10%	7%

No other tenant represents more than 10% of the rental income for the periods presented.

Note 4 — Short-Term Bridge Equity Funds

In connection with the purchase of certain properties, the Company used short-term bridge equity funds to finance a portion of the purchase price of such properties. The Company’s short-term borrowings as of December 31, 2009, consist of the following (dollar amounts in thousands):

Funds	Property	Outstanding Loan Amount (2)	Effective Interest Rate	Interest Rate

Short-term bridge funds	Federal Express Distribution Center	$15,878	5.75%	Floating (1)
(1) Funds bear a floating interest rate based on the greater of prime rate plus 0.75% or 5.75%
(2) Such borrowing was repaid in January 2010.

 The Company’s short-term borrowings at December 31, 2008, consist of the following (dollar amounts in thousands):

Funds	Property	Outstanding Loan Amount	Effective Interest Rate	Interest Rate

Short-term bridge funds	Various	$11,954	8.00-12.49%	Fixed
Related party bridge facility	Various	8,477	8.00%	Floating (1)
Related party bridge revolver	Various	6,500	8.00%	Fixed
Short-term convertible redeemable preferred	Various	3,995	14.27%	Fixed
		$30,926

(1) Funds bore a floating interest rate based on the greater of 30-day LIBOR plus 5.0% or 8.0%

At December 31, 2009, the Company has available a $10.0 million revolving line of credit unsecured bridge facility with an affiliated entity. There were no amounts outstanding under this facility at December 31, 2009.

AMERICAN REALTY CAPITAL TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

Note 5 — Mortgage Notes Payable

The Company’s mortgage notes payable as of December 31, 2009 consist of the following (dollar amounts in thousands):

Property	Encumbered Properties	Outstanding Loan Amount	Effective Interest Rate		Interest Rate	Maturity

Federal Express Distribution Center	1	$6,965	6.29%		Fixed	September 2037
First Niagara (formerly Harleysville National Bank) Portfolio	15	31,000	6.59%	(1)	Fixed	January 2018
Rockland Trust Company Portfolio	18	23,649	4.92%	(2)	Fixed	May 2013
PNC Bank (formerly National City Bank) Portfolio	2	4,412	4.89%	(3)	Fixed	September 2013
Rite Aid	6	12,808	6.97%		Fixed	September 2017
PNC	50	32,933	5.25%	(4)	Fixed	November 2013
Walgreens	1	1,550	6.64%	(5)	Variable	August 2019
CVS I	10	23,710	6.88%	(6)	Fixed	October 2019
CVS II	15	33,068	6.64%		Fixed	December 2014
Home Depot	1	13,716	6.34%		Fixed	December 2012
Total	120	$183,811

AMERICAN REALTY CAPITAL TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

Note 5 — Mortgage Notes Payable (continued)

   The Company’s mortgage notes payable as of December 31, 2008 consist of the following (dollar amounts in thousands):

Property	Encumbered Properties	Outstanding Loan Amount	Effective Interest Rate		Interest Rate	Maturity

Federal Express Distribution Center	1	$6,965	6.29%		Fixed	September 2037

First Niagara (formerly Harleysville National Bank) Portfolio	15	31,000	6.59%	(1)	Fixed	January 2018
Rockland Trust Company Portfolio	18	24,123	4.92%	(2)	Fixed	May 2013

PNC Bank (formerly National City Bank) Portfolio	2	4,483	4.89%	(3)	Fixed	September 2013

Rite Aid	6	12,808	6.97%		Fixed	September 2017

PNC	50	33,363	5.25%	(4)	Fixed	November 2013
Total	92	$112,742

(1)	-	The effective interest rate resets at the end of year five to the then current 5-year Treasury rate plus 2.25%, but in no event will be less than 6.5%.
(2)	-	Fixed as a result of entering into a rate lock agreement with a LIBOR floor and cap of 3.54% and 4.125% (initial year), respectively.
(3)	-
Fixed as a result of entering into a swap agreement with a rate of 3.565% for a notional amount of $0.3 million and a rate lock agreement on a notional amount of $4.1 million with a LIBOR floor and cap of 3.37% and 4.45% in connection with the entering into the mortgage

(4)	-	Fixed as a result of entering in a swap agreement for 3.6% plus a spread of 1.65% in connection with the entering into the mortgage.
(5)	-
The effective interest rate adjusts to the greater of 6.55% or the five-year U.S. Treasury rate plus 3.50%. The note can be prepaid with no less than 30 days notice with a 1% minimum premium of the then outstanding principal balance.

(6)	-	The effective interest rate adjusts at the discretion of the lender at the end of the sixth year.

AMERICAN REALTY CAPITAL TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

Note 5 — Mortgage Notes Payable (continued)

The following table summarizes the scheduled aggregate principal repayments for the five years subsequent to December 31, 2009 (in thousands):

Total
2010	$1,598
2011	2,481
2012	16,371
2013	59,496
2014	32,999
2015 and thereafter	70,866
Total	$183,811

Our sources of recourse financing generally require financial covenants, including restrictions on corporate guarantees, the maintenance of certain financial ratios (such as specified debt to equity and debt service coverage ratios) as well as the maintenance of a minimum net worth. As of December 31, 2009, the Company was in compliance with the debt covenants under the loan agreements.

The estimated fair value of the Company’s derivative instruments was a liability of $2.8 million and $4.2 million as of December 31, 2009 and 2008, respectively.  The Company did not have derivative instruments outstanding prior to April 2008.

Note 6 — Long-Term Notes Payable

As of December 31, 2009, the Company had issued $13.0 million of notes payable (the “Notes”) in a private placement pursuant to Rule 506 of Regulation D promulgated under the Securities Act.  The proceeds of the private placement were used to repay outstanding short-term bridge equity fund draws (see Note 4 – Short-Term Bridge Equity Funds).

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

The Company is required to prepay the Notes out of any proceeds derived from the sale or refinancing of the PNC Bank properties after any required payments of the principal and interest due under the mortgage notes payable on those properties (see Note 5 – Mortgage Notes Payable).  Such prepayment is subject to the prepayment premiums described above.

As of December 31, 2009, the Company was in compliance with all covenants included within the Note agreement.

AMERICAN REALTY CAPITAL TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

Note 7 — Fair Value of Financial Instruments

Effective January 1, 2008, the Company adopted new guidance related to the fair value of financial instruments that defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The framework for measuring fair value requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The Company determines fair value based on quoted prices when available or through the use of alternative approaches, such as discounting the expected cash flows using market interest rates commensurate with the credit quality and duration of the investment.  This alternative approach also reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves, and implied volatilities. The guidance defines three levels of inputs that may be used to measure fair value:

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties.  However, as of December 31, 2009 and 2008, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives.  As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy

The following table presents information about the Company’s assets (including derivatives that are presented net) measured at fair value on a recurring basis as of December 31, 2009 and 2008, aggregated by the level in the fair value hierarchy within with those instruments fall (amounts in thousands):

AMERICAN REALTY CAPITAL TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

 Note 7 — Fair Value of Financial Instruments (continued)

	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
December 31, 2009:
Total derivatives, net	$—	$2,768	$—	$2,768
December 31, 2008
Total derivatives, net	$—	$4,233	$—	$4,233

The Company is required to disclose the fair value of financial instruments for which it is practicable to estimate that value. The fair value of short-term financial instruments such as cash and cash equivalents, restricted cash, other receivables, due to affiliates, short-term bridge funds, related party convertible bridge revolver, accounts payable and accrued expenses, distributions payable, and investor contributions held in escrow approximates their carrying value on the consolidated balance sheet due to their short-term nature. The fair values of the Company’s remaining financial instruments that are not reported at fair value on the consolidated balance sheet are reported below (amounts in thousands):

	Carrying Amount at December 31, 2009	Fair Value at December 31, 2009	Carrying Amount at December 31, 2008	Fair Value at December 31, 2008

Mortgage notes payable	$183,811	$171,728	$112,742	$105,618
Other long-term notes payable	13,000	13,000	1,090	1,090

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

AMERICAN REALTY CAPITAL TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

Note 8 — Derivative and Hedging Activities (continued)

During 2009 and 2008, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.  The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.  During the years ended December 31, 2009 and 2008, the Company recognized income of $467 and loss of $914, respectively, related to hedge ineffectiveness.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates that an additional $1.1 million will be reclassified from other comprehensive income as an increase to interest expense.

As of December 31, 2009, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (dollar amounts in thousands):

Interest Rate Derivative	Number of Instruments	Notional

Interest Rate Swaps	2	$33,093
Interest Rate Collars	1	4,115

As of December 31, 2008, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (dollar amounts in thousands):

Interest Rate Derivative	Number of Instruments	Notional

Interest Rate Swaps	2	$33,596
Interest Rate Collars	1	4,115

Non-Designated Hedges

Derivatives not designated as hedges are not speculative. These derivatives are used to manage the Company’s exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements to be classified as hedging instruments. The Company has one interest rate collar contract outstanding, with an aggregate notional amount of $23.7 million and $24.1 million at December 31, 2009 and 2008, respectively, with an established ceiling and floor for the underlying variable rate at 4.125% and 3.54%, respectively. This contract was not able to be designated as a hedging instrument as it does not qualify for hedge accounting based on the results of the net written option test.  As such, all changes in the fair value of the interest rate collar have been included in the Company’s statement of operations for the years ended December 31, 2009 and 2008.  For the years ended December 31, 2009 and 2008, the Company has recorded losses of $0.5 million and $1.6 million, respectively, related to this derivative instrument.

AMERICAN REALTY CAPITAL TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

Note 8 — Derivative and Hedging Activities (continued)

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Balance Sheet as of December 31, 2009 (in thousands):

	Balance Sheet Location	Fair Value (liability)
Derivatives designated as hedging instruments:
Interest Rate Products	Derivatives, at fair value	$ (1,646)

Derivatives not designated as hedging instruments:
Interest Rate Products	Derivatives, at fair value	(1,122)

Derivatives in Cash Flow Hedging Relationships

The table below details the location in the financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the year ended December 31, 2009 (amounts in thousands):

Year Ended December 31, 2009
Amount of gain recognized in accumulated other comprehensive income as interest rate derivatives (effective portion)	$938

Amount of loss reclassified from accumulated other comprehensive income into income as interest expense (effective portion)	(1,218)

Amount of gain recognized in income on derivative as gain on derivative instruments (ineffective portion and amount excluded from effectiveness testing)	—

Derivatives Not Designated as Hedging Instruments

The table below details the amount and location in the financials statements of the gain or loss recognized on derivatives not designated as hedging instruments for the year ended December 31, 2009 (amounts in thousands):

Location of Gain or (Loss) Recognized in Income on Derivative	Year Ended December 31, 2009

Interest expense	$(787)

Gains (losses) on derivative instruments	293

Total	$(494)

AMERICAN REALTY CAPITAL TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

Note 8 — Derivative and Hedging Activities (continued)

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

As of December 31, 2009, the fair value of derivatives in a net liability position, related to these agreements was $2.8 million. As of December 31, 2009, the Company has not posted any collateral related to these agreements and was not in breach of any agreement provisions. If the Company had breached any of these provisions it could have been required to settle its obligations under the agreements at their aggregate termination value of $3.0 million.

Note 9— Commitments and Contingencies

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

Note 10 - Related-Party Transactions and Arrangements

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

AMERICAN REALTY CAPITAL TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

Note 10 - Related-Party Transactions and Arrangements (continued)

The following table details the results of such activities related to the Dealer Manager (amounts in thousands):

	Year Ended December 31,
	2009	2008

Total Commissions paid to Dealer Manager	$12,277	$199
Less:
Commissions to participating broker dealers	(8,403)	(326)
Reallowance to participating broker dealers	(911)	(13)
Net to affiliated Dealer Manager (1)	$2,963	$(140)

(1)	Dealer Manager is responsible for commission payments due to their employees as well as its general overhead and various selling related expenses.

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

Certain organization and offering expenses associated with the sale of the Company’s common stock (excluding selling commissions and the dealer-manager fees as outlined on the above table) are paid for by the Advisor or its affiliates and are reimbursed by the Company up to 1.5% of total gross offering proceeds over the term of the offering.

The following table details amounts paid to the affiliated companies for the activities described above (amounts in thousands):

	Year Ended December 31,
	2009	2008

Acquisition cost reimbursements	$1,690	$1,507
Financing coordination fees	880	1,131
Organizational and offering expense reimbursements	5,617	—
Net to affiliated Advisor	$8,187	$2,638

 The Company pays its Advisor an annualized asset management fee of up to 1.0% based on the aggregate contract purchase price of acquired real estate investments. The asset management fee is payable six months in advance on the first day of the month following the end of each calendar quarter end. Such advance fees cannot exceed estimated asset management fees for the subsequent two calendar quarterly periods.

AMERICAN REALTY CAPITAL TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

Note 10 — Related-Party Transactions and Arrangements (continued)

The following table outlines activity related to asset management fees (amounts in thousands):

	Year Ended December 31,
	2009	2008

Earned asset management fee	$1,924	$733
Paid to affiliate	(145)	—
Waived by affiliate (not deferred)	(1,779)	(733)
Net asset management fee activity	$—	$—

Prepaid asset management fees	$1,612	$—

If the Advisor or its affiliates provides a substantial amount of services, as determined by the Company’s independent directors, in connection with the sale of property, the Company will pay the Advisor a brokerage commission not to exceed the lesser of one-half of a reasonable, customary and competitive real estate commission or 3.0% of the contract price for the property sold, inclusive of any commission paid to outside brokers provided, however, in no event may the real estate commissions paid to the Advisor, its affiliates or unaffiliated third-parties exceed 6% of the contract price. In addition, after investors have received a return of their net capital contributions and a 6.0% annual cumulative, non-compounded return, then the Advisor is entitled to receive 15.0% of remaining net sale proceeds. During the years ended December 31, 2009 and 2008, the Company did not pay any fees or amounts to the Advisor relating to the sale of properties.

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

 The Company may reimburse the Advisor for all expenses it paid or incurred in connection with the services provided to the Company, subject to the limitation that the Company does not reimburse for any amount by which its operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of (i) 2.0% of average invested assets, or (ii) 25% of net income other than any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of assets for that period. The Company will not reimburse for personnel costs in connection with services for which the Advisor receives acquisition fees or real estate commissions. During the years ended December 31, 2009 and 2008, the Company did not reimburse the Advisor for any such costs.

   The Company pays its affiliated Property Manager fees for the management and leasing of the Company’s properties. Such fees equal 2.0% of gross revenues from the Company’s single tenant properties and 4.0% of the gross revenues from its multi-tenant properties, plus reimbursement of the Property Managers’ costs of managing the properties. In the event that the Property Manager assists a tenant with tenant improvements, a separate fee may be charged to the tenant by the Property Manager at a fee not to exceed 5.0% of the cost of such tenant improvements. The Property Manager will be paid leasing commissions at prevailing market rates and may also receive a fee for the initial leasing of newly constructed properties, which generally would equal one month’s rent. The aggregate of all property management and leasing fees paid to affiliates plus all payments to third parties will not exceed the amount that other nonaffiliated management and leasing companies generally charge for similar services in the same geographic location. The Property Manager may subcontract its duties for a fee that may be less than the fee provided for in the property management agreement. For the years ended December 31, 2009 and 2008, the Company would have incurred property management fees of $0.3 million and $0.1 million, respectively, however, these fees were waived by the Property Manager to improve the Company’s working capital except for $4 thousand paid during 2008. This amount paid was subsequently refunded by the Property Manager.

AMERICAN REALTY CAPITAL TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

Note 10 — Related-Party Transactions and Arrangements (continued)

During the year ended December 31, 2008, the OP entered into an agreement with the principals of the Advisor whereby the OP can obtain up to $10.0 million of bridge equity from the principals from time to time as needed to provide short-term bridge equity relating to property acquisitions or for general working capital purposes. Such bridge equity needs to be satisfied within a six month period and will accrue a yield of 8%. In November 2008, the board approved an extension of the satisfaction period of an additional six months. In connection with the acquisition of the First Niagara (formerly Harleysville National Bank) and the Rockland Trust Company portfolios and a Federal Express Corp. distribution facility, the Company obtained bridge equity of $4.0 million, $2.5 million and $2.7 million respectively. This bridge equity was repaid in 2009. During the years ended December 31, 2009 and 2008, the Company incurred related party interest expense of $0.4 million and $0.3 million, respectively.

During the year ended December 31, 2008, the Company entered into an unsecured bridge equity facility with a related party, American Realty Capital Equity Bridge, LLC (“ARC Bridge”), whereby the Company can obtain bridge equity of up to $10.0 million from time-to-time as needed to provide short-term bridge equity relating to property acquisitions and for general working capital purposes. ARC Bridge is a 50% joint venture between the Sponsor and an unrelated third party. Bridge equity investments from this facility accrue a yield at an annual rate of 30 day LIBOR plus 5% with a floor of 8%. This facility was used for two acquisitions during the year ended December 31, 2008 and one acquisition in 2009. The bridge equity investments relating to the PNC bank locations (formerly National City Bank), Rite Aid portfolio acquisitions and a distribution facility from Federal Express Corp. were $ 1.3 million, $5.3 million and $9.6 million, respectively. These bridge equity investments are due one year from the investment date and can be satisfied at any time without penalty. The related yield on such short-term bridge equity was 8.11%. The Company incurred interest expense on these advances of $0.5 million and $0.2 million for the years ended December 31, 2009 and 2008, respectively. As of December 31, 2009 this facility was repaid in full.

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

AMERICAN REALTY CAPITAL TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

Note 12 — Share-Based Compensation

The Company has a stock option plan (the “Plan”), which authorizes the grant of nonqualified stock options to the Company’s independent directors, subject to the absolute discretion of the board of directors and the applicable limitations of the Plan. The Company intends to grant options under the Plan to each qualifying director annually. The exercise price for all stock options granted under the Plan will be fixed at $10.00 per share until the termination of our initial public offering, and thereafter the exercise price for stock options granted to our independent directors will be equal to the fair market value of a share on the last business day preceding the annual meeting of stockholders. As of December 31, 2009, the Company had granted options to purchase 18,000 shares at $10.00 per share, each with a two year vesting period and an expiration of 10 years. A total of 1,000,000 shares have been authorized and reserved for issuance under the Plan.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The following assumptions were used in the determination of fair value: Expected life of 10 years, risk free rate of 3.83% volatility of 5.0% distribution yield of 6.5%.

During the years ended December 31, 2009 and 2008 no options were forfeited, became vested, or were exercised. As of December 31, 2009, unvested options to purchase 18,000 shares at $10.00 per share remained outstanding with a weighted average contractual remaining life of 9.0 years. The total compensation charge relating to these option grants is immaterial.

Note 13 — Net Loss Per Share

The following is a summary of the basic and diluted net loss per share computation for the years ended December 31, 2009 and 2008 (2007 data is not presented as such data is not meaningful) (net loss in thousands):

	Year Ended December 31,
	2009	2008

Net loss	$(4,265)	$(4,283)
Weighted average common shares outstanding	5,768,761	711,524
Loss per share, basic and diluted	$(0.74)	$(6.02)

The Company intends to grant options under its Stock Option Plan (“the Plan”) to each qualifying director annually. The exercise price for all stock options granted under the Plan will be fixed at $10.00 per share until the termination of the Company’s initial public offering, and thereafter the exercise price for stock options granted to the independent directors will be equal to the fair market value of a share on the last business day preceding the annual meeting of stockholders. For the period ended December 31, 2007, no options were granted to independent directors.

As of December 31, 2009, 18,000 antidilutive stock options were outstanding.

Note 14 – Noncontrolling Interests

    In July 2009, the Company purchased a Walgreens location under a tenant in common structure with an unaffiliated third party. The third party’s investment of $1.1 million represented a 44.0% ownership interest in the property and entitles the investor to receive a proportionate share of the net operating cash flow derived from the property. Upon disposition of the property, the tenant in common will receive a proportionate share of the net proceeds from the sale of the property. The tenant in common has no recourse to any other assets of the Company.  Distributions of $37 thousand were paid to the noncontrolling interest holder of this property for the year ended December 31, 2009. At December 31, 2009, there were $3.8 million of real estate assets which collateralized $1.6 million of mortgage debt that were subject to this arrangement.

AMERICAN REALTY CAPITAL TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

Note 14 – Noncontrolling Interests (continued)

In the third quarter of 2009, the Company contributed a 49% interest in a Federal Express distribution facility in Snow Shoe, PA and a PNC bank branch in Palm Coast, FL, to a newly created taxable REIT subsidiary (“TRS”) and sold interests in such properties for net proceeds of $1.9 million under a Delaware statutory trust. This investment represents a 49% ownership interest in these properties and entitles the investors to receive a proportionate share of the net operating cash flow from the properties. Upon disposition of the properties, the noncontrolling interest holders will receive a proportionate share of the net proceeds from the sale of the properties. The interest holders have no recourse to any other assets of the Company. Distributions of $52 thousand were paid to the noncontrolling interest holders of these properties for the year ended December 31 2009. At December 31, 2009, there were $12.7 million of real estate assets which collateralized $9.0 million of mortgage debt subject to this agreement.

     In September 2009, the Company contributed a partial interest of a PNC bank branch in Pompano, FL to a newly created TRS and sold an interest in the property for net proceeds of $0.4 million under a Delaware statutory trust. This investment represents a 35.2% ownership interest in this property and entitles the investor to receive a proportionate share of the net operating cash flow from the properties. Upon disposition of the property, the noncontrolling interest holder will receive a proportionate share of the net proceeds from the sale of the property. The interest holder has no recourse to any other assets of the Company.  Distributions of $11 thousand were paid to the noncontrolling interest holder of these properties for the year ended December 31, 2009. At December 31, 2009 there were $3.7 million of real estate assets which collateralized $2.4 million of mortgage debt subject to this agreement.

Due to the nature of our involvement with each of the arrangements described above and the significance of our investment in relation to the investment of the other interest holders we have determined that we are the primary beneficiary in each of these arrangements and therefore the entities related to these arrangements are consolidated with our financial statements.

Note 15 - Quarterly Results (Unaudited)

Presented below is a summary of the unaudited quarterly financial information for the year ended December 31, 2009 (in thousands except per share amounts):

Quarters Ended	March 31	June 30	September 30	December 31

Rental revenue	$2,926	$2,935	$3,774	$5,319
Net loss	(1,339)	(673)	(1,484)	(770)
Weighted average shares outstanding	1,527	3,151	6,639	11,637
Basic and diluted loss per share	$(0.88)	$(0.21)	$(0.22)	$(0.07)

AMERICAN REALTY CAPITAL TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

Note 15 - Quarterly Results (Unaudited) (continued)

On January 1, 2009, the Company adopted new accounting guidance requiring it to expense costs of acquiring properties when incurred. Under prior guidance, costs of acquiring property were generally capitalized and included in the purchase price of the real estate investments. The effect of this new accounting standard increased net loss by $0.3 million, and $0.05 loss per share for the quarter ended September 30, 2009 and $0.2 million, and $0.1 loss per share for the quarter ended December 31, 2009.

Presented below is a summary of the unaudited quarterly financial information for the year ended December 31, 2008 (in thousands, except per share amounts):

Quarters ended	March 31	June 30	September 30	December 31

Rental revenue	$214	$1,348	$1,594	$2,390
Net loss	(342)	(454)	(845)	(2,642)
Weighted average shares outstanding	134	860	1,101	1,216
Basic and diluted loss per share	$(2.55)	$(0.53)	$(0.77)	$(2.17)

Note 16 — Subsequent Events

The Company has evaluated subsequent events through the filing of this 10-K, and determined that there have not been any events that have occurred that would require adjustments to our disclosures in the consolidated financial statements except for the following transactions:

AMERICAN REALTY CAPITAL TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

Note 16 — Subsequent Events (continued)

Completion of Acquisition of Assets

 The following table presents certain information about the properties that the Company acquired subsequent to December 31, 2009 (dollar amounts in thousands):

Seller / Property Name	Acquisition Date	No. of Buildings	Square Feet	Remaining Lease Term (1)	Net Operating Income (2)	Base Purchase Price (3)	Capitalization Rate (4)	Purchase Price (5)

Total portfolio – December 31, 2009		126	1,730,168	16.3	$26,554	$324,008	8.20%	$329,130
Bridgestone Firestone	January 2010	1	10,118	14.2	246	2,634	9.34%	2,634
Fresenius	January 2010	2	140,000	12.4	1,159	12,483	9.28%	12,483
Reckitt Benckiser	February 2010	2	574,106	11.9	2,668	31,749	8.40%	31,749
Jack in the Box	February 2010	4	9,892	19.9	639	8,257	7.74%	8,257
Bridgestone Firestone	February & March 2010	6	47,397	13.8	1,143	13,176	8.67%	13,176
Total portfolio – March 15, 2010		140	2,511,654	15.8	$32,409	$392,307	8.26%	$397,429
________________________

(1) -	Remaining lease term in years as of March 15, 2009. If the portfolio has multiple locations with varying lease expirations, remaining lease term is calculated on a weighted-average basis.
(2) -	Annualized rental income less property operating expenses, as applicable.
(3) -	Contract purchase price excluding acquisition related costs.
(4) -	Net operating income divided by base purchase price.
(5) -	Base purchase price plus all acquisition related costs.

AMERICAN REALTY CAPITAL TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

On January 15, 2010, the Company acquired a Bridgestone Firestone retail facility in Tulsa, OK totaling 10,118 square feet of retail space. The primary lease term under this net lease arrangement, pursuant to which Bridgestone Firestone will be required to pay all operating expenses and capital expenditures in addition to base rent, is 15 years with a remaining lease term of 14.2 years.  Annual rent will be $0.2 million in the first year and the lease provides for rent escalations of approximately 6.25% every five years.

The purchase price was $2.6 million, inclusive of closing costs and fees, and was financed through the proceeds from the sale of common stock.

On January 29, 2010, the Company acquired two Fresenius distribution facilities in California totaling 140,000 square feet. The primary lease term under this net lease arrangement, pursuant to which Fresenius will be required to pay all operating expenses and capital expenditures in addition to base rent, is 15 years with a remaining lease term of 12.4 years.  Annual rent will be $1.0 million in the first year and the lease provides for rent escalations of approximately 10.0% every five years.

The purchase price was $12.5 million, inclusive of closing costs and fees, and was financed with the proceeds from the sale of common stock and a mortgage note of $6.1 million which bears an interest rate of 6.25% and matures January 2015.

On February 16, 2010, the Company acquired a build-to-suit distribution facility for Reckitt Benckiser in Tooele, UT, near Salt Lake City totaling 574,000 square feet. The primary lease term under this net lease arrangement, pursuant to which Reckitt Benckiser will be required to pay all operating expenses and capital expenditures in addition to base rent, is 12.3 years with a remaining lease term of 11.9 years.  Annual rent will be $2.4 million in the first year and the lease provides for rent escalations of approximately 2.0% each year.

AMERICAN REALTY CAPITAL TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

Note 16 — Subsequent Events (continued)

The purchase price $31.7 million, inclusive of closing costs and fees, and was financed with the proceeds from the sale of common stock and a mortgage note of $15.0 million which bears an interest rate of 6.145% including the effect of an interest rate swap arrangement that was entered into simultaneously with the closing of the mortgage loan. The mortgage note matures February 2017.

On February 24, 2010, the Company acquired four Jack in the Box retail properties and intends to acquire an additional property. The properties are located in Oregon, Washington, Missouri and Texas totaling 11,930 square feet. The primary lease term under this net lease arrangement, pursuant to which Jack in the Box will be required to pay all operating expenses and capital expenditures in addition to base rent, is 20 years.  Annual rent will be $0.9 million in the first year and the lease provides for rent escalations every five years of the lesser of CPI over the prior five year period or 10%.

The purchase price for all five properties will be approximately $9.8 million, inclusive of closing costs and fees, and will be financed with the proceeds from the sale of common stock and a mortgage note of $5.7 million which bears an interest rate of 6.43% and matures February 2015.

On February 26, 2010 and March 15, 2010, the Company acquired six Bridgestone Firestone retail properties and intends to acquire an additional six properties. The properties are located Texas, Colorado, New Mexico, Kansas, Arkansas and Louisiana totaling 93,366 square feet. The primary lease term under this net lease arrangement, pursuant to which Bridgestone Firestone will be required to pay all operating expenses and capital expenditures, with the exception of roof and structure which is the responsibility of the Company, in addition to base rent, is 15 years with a remaining lease term of 13.8 years.  Annual rent will be $2.1 million in the first year and the lease provides for rent escalations of 6.25% every five years

The purchase price for all twelve properties will be approximately $26.6 million, inclusive of closing costs and fees, and will be financed with the proceeds from the sale of common stock.

Financing arrangements

 The following table presents certain information about financing arrangements that the Company entered into subsequent to December 31, 2009 (dollar amounts in thousands):

	Purchase Price (1)	Mortgage Debt (2)	Effective Interest Rate		Leverage Ratio (3)

Total portfolio – December 31, 2009	$329,130	$183,811	6.15%		55.8%
Federal Express Distribution Facility (5)	—	16,250	6.03	%(4)	51.3%
Bridgestone Firestone	2,634	—	—		—%
Fresenius	12,483	6,090	6.72%		48.8%
Reckitt Benckiser	31,749	15,000	6.23	% (4)	47.3%
Jack in the Box	8,257	4,395	6.45%		53.2%
Bridgestone Firestone	13,176	—	—		—%
Less: amortization of principal	—	(398)	—		—
Total portfolio – March 15, 2010 (6)	$397,429	$225,148	6.17%		56.7%
________________________

(1) -	Base purchase price plus all acquisition related costs.
(2) -	Consists of first mortgage long-term debt only.
(3) -	Mortgage debt divided by total purchase price.
(4) -	Effective interest rate includes the impact of swapping floating rate yield to a fixed rate yield for the term of the mortgage not be utilizing hedging instruments.
(5) -	Represents refinancing of $15.9 million short-term bridge financing incurred to acquire a Federal Express distribution facility in 2009.
(6) -	Weighted-average, as applicable.

Sales of Common Stock

As of March 15, 2010, the Company had issued 18,893,430 shares of common stock, including shares issued under the DRIP. Total gross proceeds from these issuances were $186.6 million. As of March 15, 2010, the aggregate value of all share issuances was $188.8 million based on a per share value of $10.00 (or $9.50 per share for shares issued under the DRIP).

AMERICAN REALTY CAPITAL TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

Note 16 — Subsequent Events (continued)

Total capital raised to date is as follows (amounts in thousands):

Source of Capital	Inception to December 31, 2009	January 1 to March 15, 2010	Total
Common shares	$144,618	$41,999	$186,617
Notes payable	13,000	—	13,000
Exchange proceeds (1)	3,739	3,123	6,862
Total	$161,357	$45,122	$206,479

(1)
Includes amounts received by the Company in connection with transactions completed through its affiliate, American Realty Capital Exchange, LLC.  Such transactions include joint ventures whereby unaffiliated third-party investors co-invested in investment properties that are majority owned and controlled by the Company.

On October 5, 2009, the Company’s Board of Directors approved a special distribution of $0.05 per share payable to shareholders or record on December 31, 2009. This special distribution will be paid in January 2010, and shall be paid in addition to the current annualized distribution of $0.67 per share. In addition, the board of directors increased the distribution per share to $0.70 effective April 1, 2010.

Noncontrolling Interest

In January 2010, the Company contributed a partial interest of three CVS pharmacies in Smyrna, GA, Chicago, IL and Visalia, CA, to a newly created TRS and sold an interest in the properties for net proceeds of $2.6 million under a Delaware statutory trust. This investment represents a 49.0% ownership interest in these properties and entitles the investors to receive a proportionate share of the net operating cash flow from the properties. Upon disposition of the properties, the noncontrolling interest holders will receive a proportionate share of the net proceeds from the sale of the properties. The interest holders have no recourse to any other assets of the Company.

Real Estate and Accumulated Depreciation
Schedule III
December 31, 2009

								Gross Amount
				Encumbrances	Initial Costs			Carried
			Acquisition	at December31,		Building and	Adjust-ments	At December 31,	Accumulated
Property	City	State	Date	2009	Land	Improvements	to Basis	2009	Depreciation
Fed Ex	Snow Shoe	PA	3/5/2008	$ 6,965	$ 1,413	$ 7,930	$ —	$ 9,343	$ (626)
Harelysville	Harleysville	PA	3/12/2008	10,031	1,853	10,427	—	12,279	(822)
Harelysville	Lansdale	PA	3/12/2008	1,367	251	1,423	—	1,674	(112)
Harelysville	Lansdale	PA	3/12/2008	1,211	224	1,258	—	1,482	(99)
Harelysville	Lansford	PA	3/12/2008	1,517	279	1,578	—	1,857	(124)
Harelysville	Lehighton	PA	3/12/2008	747	137	777	—	914	(61)
Harelysville	Limerick	PA	3/12/2008	1,265	232	1,316	—	1,548	(104)
Harelysville	Palmerton	PA	3/12/2008	2,477	455	2,577	—	3,032	(203)
Harelysville	Sellersville	PA	3/12/2008	869	159	904	—	1,063	(71)

Harelysville	Skippack	PA	3/12/2008	1,142	210	1,188	—	1,398	(94)
Harelysville	Slatington	PA	3/12/2008	890	163	926	—	1,089	(73)
Harelysville	Springhouse	PA	3/12/2008	3,044	561	3,165	—	3,726	(250)
Harelysville	Summit Hill	PA	3/12/2008	1,337	245	1,391	—	1,636	(110)
Harelysville	Walnutport	PA	3/12/2008	1,269	233	1,321	—	1,554	(104)
Harelysville	Wyomissing	PA	3/12/2008	1,156	212	1,203	—	1,415	(95)
Harelysville	Slatington	PA	3/12/2008	2,678	492	2,786	—	3,278	(220)
Rockland	Brockton	MA	5/2/2008	456	88	498	—	586	(36)
Rockland	Chatham	MA	5/2/2008	1,074	206	1,167	—	1,373	(84)
Rockland	Hull	MA	5/2/2008	494	95	537	—	631	(38)
Rockland	Hyannis	MA	5/2/2008	1,691	325	1,840	—	2,165	(132)
Rockland	Middleboro	MA	5/2/2008	2,481	478	2,697	—	3,176	(193)
Rockland	Orleans	MA	5/2/2008	979	188	1,066	—	1,254	(76)
Rockland	Randolph	MA	5/2/2008	1,097	211	1,194	—	1,405	(86)
Rockland	Centerville	MA	5/2/2008	809	155	879	—	1,034	(63)
Rockland	Duxbury	MA	5/2/2008	951	182	1,034	—	1,216	(74)
Rockland	Hanover	MA	5/2/2008	946	182	1,029	—	1,210	(74)
Rockland	Middleboro	MA	5/2/2008	660	127	719	—	845	(52)
Rockland	Pembroke	MA	5/2/2008	1,109	213	1,206	—	1,419	(86)
Rockland	Plymouth	MA	5/2/2008	3,693	714	4,013	—	4,727	(288)
Rockland	Rockland	MA	5/2/2008	2,917	563	3,173	—	3,736	(228)
Rockland	Rockland	MA	5/2/2008	1,258	242	1,369	—	1,611	(98)
Rockland	S. Yarmouth	MA	5/2/2008	1,135	218	1,235	—	1,453	(89)
Rockland	Scituate	MA	5/2/2008	906	174	986	—	1,159	(71)
Rockland	West Dennis	MA	5/2/2008	993	167	1,080	—	1,247	(77)
Rite Aid	Lisbon	OH	9/29/2008	1,090	205	1,160	—	1,365	(62)
Rite Aid	East Liverpool	OH	9/29/2008	1,630	305	1,729	—	2,034	(93)
Rite Aid	Carrollton	OH	9/29/2008	1,730	325	1,826	—	2,151	(98)
Rite Aid	Cadiz	OH	9/29/2008	1,240	232	1,317	—	1,550	(71)
Rite Aid	Carlisle	PA	9/29/2008	3,008	637	3,597	—	4,234	(193)
Rite Aid	Pittsburgh	PA	9/29/2008	4,110	866	4,906	—	5,772	(264)
PNC	Bloomfield	NJ	11/25/2008	659	126	712	—	838	(33)
PNC	Cedar Grove	NJ	11/25/2008	987	198	1,123	—	1,322	(52)
PNC	Clementon	NJ	11/25/2008	987	197	1,117	—	1,314	(52)

PNC	Clifton	NJ	11/25/2008	329	93	527	—	620	(25)
PNC	Dayton	NJ	11/25/2008	659	172	975	—	1,148	(45)
PNC	Deptford	NJ	11/25/2008	659	138	783	—	921	(36)
PNC	Dunellen	NJ	11/25/2008	659	157	889	—	1,046	(41)
PNC	East Brunswick	NJ	11/25/2008	659	175	976	—	1,151	(45)
PNC	Fairfield	NJ	11/25/2008	1,317	268	1,701	—	1,968	(97)
PNC	Fanwood	NJ	11/25/2008	659	167	947	—	1,114	(44)
PNC	Garfield	NJ	11/25/2008	987	190	1,079	—	1,270	(50)
PNC	Glen Ridge	NJ	11/25/2008	659	121	685	—	805	(32)
PNC	Haddonfield	NJ	11/25/2008	659	149	842	—	990	(39)
PNC	Kearny	NJ	11/25/2008	659	145	821	—	966	(38)
PNC	Mahwah	NJ	11/25/2008	659	128	723	—	851	(34)
PNC	Martinsville	NJ	11/25/2008	987	227	1,285	—	1,512	(60)
PNC	Millstone	NJ	11/25/2008	659	125	709	—	834	(33)
PNC	Mountain Lakes	NJ	11/25/2008	659	149	842	—	991	(39)
PNC	Northvale	NJ	11/25/2008	659	131	744	—	875	(35)
PNC	Orange	NJ	11/25/2008	659	158	897	—	1,055	(42)
PNC	Parlin	NJ	11/25/2008	659	169	960	—	1,130	(45)
PNC	Paterson	NJ	11/25/2008	659	138	785	—	923	(37)
PNC	Paterson	NJ	11/25/2008	329	90	512	—	602	(24)
PNC	Pompton Plains	NJ	11/25/2008	329	90	511	—	601	(24)
PNC	Raritan	NJ	11/25/2008	987	210	1,189	—	1,399	(55)
PNC	Somerville	NJ	11/25/2008	987	180	1,005	—	1,185	(47)
PNC	Tenafly	NJ	11/25/2008	659	132	748	—	880	(35)
PNC	Trenton	NJ	11/25/2008	987	208	1,177	—	1,385	(55)
PNC	Vineland	NJ	11/25/2008	659	120	666	—	786	(31)
PNC	West Orange	NJ	11/25/2008	659	131	743	—	875	(35)
PNC	West Orange	NJ	11/25/2008	329	92	521	—	613	(24)
PNC	West Paterson	NJ	11/25/2008	659	105	598	—	703	(28)
PNC	Westwood	NJ	11/25/2008	659	112	632	—	744	(29)
PNC	West Chester	OH	11/25/2008	988	176	997	—	1,173	(46)
PNC	Blairsville	PA	11/25/2008	659	131	728	—	858	(34)
PNC	Clarks Summit	PA	11/25/2008	329	103	586	—	690	(27)
PNC	Dillsburg	PA	11/25/2008	329	91	517	—	608	(24)

PNC	Media	PA	11/25/2008	659	128	727	—	855	(34)
PNC	Media	PA	11/25/2008	329	78	440	—	517	(20)
PNC	Philadelphia	PA	11/25/2008	659	138	767	—	905	(36)
PNC	Philadelphia	PA	11/25/2008	659	169	956	—	1,124	(45)
PNC	Philadelphia	PA	11/25/2008	329	103	583	—	686	(27)
PNC	Philadelphia	PA	11/25/2008	329	116	644	—	760	(30)
PNC	Philadelphia	PA	11/25/2008	659	142	806	—	949	(38)
PNC	Philadelphia	PA	11/25/2008	329	84	478	—	562	(22)
PNC	Pittsburgh	PA	11/25/2008	659	119	675	—	794	(31)
PNC	Somerset	PA	11/25/2008	988	191	1,085	—	1,276	(51)
PNC	Swarthmore	PA	11/25/2008	329	98	553	—	650	(26)
PNC	Tannersville	PA	11/25/2008	659	126	715	—	841	(33)
PNC	Warren	PA	11/25/2008	659	132	746	—	877	(35)
Federal Express	Houston	TX	7/8/2009	15,878	4,021	22,786	—	26,808	(490)
Walgreens	Sealy	TX	7/17/2009	1,550	515	2,918	—	3,433	(52)
National City Bank (now PNC Bank)	Palm Coast	FL	7/23/2009	2,022	427	2,417	—	2,844	(139)
National City Bank (now PNC Bank)	Pompano Beach	FL	9/10/2009	2,390	519	2,940	—	3,459	(148)
CVS	Phoenix	AZ	9/18/2009	2,117	-	3,228	—	3,228	(35)
CVS	Visalia	CA	9/18/2009	1,838	-	2,778	—	2,778	(30)
CVS	Smyrna	GA	9/18/2009	2,845	654	3,705	—	4,359	(40)
CVS	Chicago	IL	9/18/2009	2,136	-	3,330	—	3,330	(36)
CVS	Moline	IL	9/18/2009	2,845	658	3,729	—	4,388	(40)
CVS	Northville	MI	9/18/2009	2,746	626	3,549	—	4,175	(38)
CVS	Asheville	NC	9/18/2009	1,138	-	1,770	—	1,770	(19)
CVS	Wilton	NY	9/18/2009	2,580	603	3,414	—	4,017	(37)
CVS	Columbia	SC	9/18/2009	1,947	446	2,525	—	2,970	(27)
CVS	Coppell	TX	9/18/2009	3,519	810	4,588	—	5,398	(49)
CVS	Auburn	AL	11/19/2009	2,335	571	3,237	—	3,808	(12)
CVS	Chandler	AZ	11/19/2009	2,149	-	3,459	—	3,459	(12)
CVS	Pico Rivera	CA	11/19/2009	2,489	-	4,014	—	4,014	(14)
CVS	Gainesville	FL	11/19/2009	3,298	807	4,575	—	5,382	(16)
CVS	Jacksonville	FL	11/19/2009	2,440	598	3,391	—	3,990	(12)

CVS	East Ellijay	GA	11/19/2009	2,115	516	2,923	—	3,439	(10)
CVS	Rome	GA	11/19/2009	1,672	-	2,699	—	2,699	(10)
CVS	Chesterton	IN	11/19/2009	3,296	804	4,557	—	5,361	(16)
CVS	Biddeford	ME	11/19/2009	2,001	-	3,225	—	3,225	(12)
CVS	Brooklyn Park	MN	11/19/2009	1,489	-	2,379	—	2,379	(9)
CVS	Harrisonville	MO	11/19/2009	2,079	508	2,876	—	3,384	(10)
CVS	Creedmoor	NC	11/19/2009	1,870	454	2,573	—	3,027	(9)
CVS	Holly Springs	NC	11/19/2009	2,109	513	2,906	—	3,419	(10)
CVS	Walkertown	NC	11/19/2009	2,052	499	2,830	—	3,329	(10)
CVS	Reno	NV	11/19/2009	1,674	-	2,708	—	2,708	(10)
Home Depot	Topeka	KS	12/11/2009	13,716	-	18,306	—	18,306	(66)
BSFS	Middleburg	FL	12/21/2009	-	347	1,968	—	2,315	-
BSFS	Oklahoma City	OK	12/21/2009	-	315	1,787	—	2,102	-
BSFS	Owasso	OK	12/21/2009	-	327	1,852	—	2,179	-
BSFS	Edmond	OK	12/28/2009	-	340	1,929	—	2,270	-
BSFS	Yukon	OK	12/29/2009	-	338	1,917	—	2,255	-
Advance Auto	Plainfield	MI	12/30/2009	-	230	1,303	—	1,533	-
				$ 199,689	$37,779	$ 261,939	$ —	$ 299,718	$ (9,115)

Each of our properties has a depreciable life of 40 years
(1)	Excludes unamortized premiums and discounts.
(2)	The aggregate cost for federal income tax purposes is equal to the gross amount carried at the close of the period.
(3)	Acquired intangibles in the amount of $36.6 million are not allocated to individual properties as reflected in the table above.
(4)	The accumulated depreciation column excludes $2.2 million of amortization associated with acquired intangible lease assets.
(5)	Each location is a single-tenant, freestanding property.

A summary of activity for real estate and accumulated depreciation for the years ended December 31, 2009 and 2008 (in thousands):

	Year Ended December 31,
	2009	2008
Real estate investments, at cost:
Balance at beginning of year	$148,322	$—
Additions-Acquisitions	151,396	148,322
Balance at end of the year	$299,718	$148,322

Accumulated depreciation and amortization:
Balance at beginning of year	$2,534	$—
Depreciation expense	6,581	2,534
Balance at end of the year	$9,115	$2,534