Form 10-Q
period 2010-03-31
American Realty Capital Trust, Inc.
filed 2010-05-07
CIK 1410997

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
 (Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☒	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes ☒ No

The number of outstanding shares of the registrant’s common stock on April 30, 2010 was 23,153,504 shares.

AMERICAN REALTY CAPITAL TRUST, INC.

PART I - Financial Information
Item 1. Financial Statements
AMERICAN REALTY CAPITAL TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands except per share data)

	March 31, 2010	December 31, 2009
	(Unaudited)
ASSETS
Real estate investments, at cost:
Land	$48,856	$37,779
Buildings, fixtures and improvements	320,979	261,939
Acquired intangible lease assets	50,159	38,838
Total real estate investments, at cost	419,994	338,556
Less accumulated depreciation and amortization	(15,057)	(11,292)
Total real estate investments, net	404,937	327,264

Cash	2,778	5,010
Restricted cash	51	43
Prepaid expenses and other assets	6,215	4,458
Due from affiliates	76	—
Deferred financing costs, net	3,182	2,502
Total assets	$417,239	$339,277

LIABILITIES AND STOCKHOLDERS’ EQUITY

Short-term bridge equity funds	$—	$15,878
Mortgage notes payable	225,118	183,811
Long-term notes payable	13,000	13,000
Below-market lease liabilities, net	9,006	9,085
Derivatives, at fair value	3,647	2,768
Accounts payable and accrued expenses	1,525	1,536
Deferred rent and other liabilities	1,355	1,144
Distributions payable	1,085	1,499
Total liabilities	254,736	228,721

Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value; 240,000,000 shares authorized, 20,558,974 and 14,672,237 shares issued and outstanding March 31, 2010 and December 31, 2009, respectively	206	147
Additional paid-in capital	173,933	122,506
Accumulated other comprehensive loss	(2,458)	(1,737)
Accumulated deficit	(16,873)	(13,669)
Total American Realty Capital Trust, Inc. stockholders’ equity	154,808	107,247
Noncontrolling interests	7,695	3,309
Total stockholders’ equity	162,503	110,556
Total liabilities and stockholders’ equity	$417,239	$339,277

The accompanying notes are an integral part of these financial statements

AMERICAN REALTY CAPITAL TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except per share data)
(Unaudited)

	Three Months Ended March 31,
	2010	2009
Revenue:
Rental income	$7,428	$2,927

Operating expenses:
Acquisition and transaction related	341	—
General and administrative	224	126
Depreciation and amortization	3,785	1,730
Total operating expenses	4,350	1,856
Operating income	3,078	1,071

Other income (expense):
Interest expense	(3,673)	(2,451)
Interest income	11	4
Gains on sales to noncontrolling interest holders, net	335	—
Gains (losses) on derivative instruments	(152)	37
Total other expenses	(3,479)	(2,410)
Net loss	(401)	(1,339)
Net loss attributable to noncontrolling interests	12	—
Net loss attributable to American Realty Capital Trust, Inc.	$(389)	$(1,339)

Basic and diluted weighted average
common shares outstanding	17,845,489	1,526,901

Basic and diluted loss per share attributable to American Realty Capital Trust, Inc.	$(0.02)	$(0.88)

The accompanying notes are an integral part of these financial statements

AMERICAN REALTY CAPITAL TRUST, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
THREE MONTHS ENDED MARCH 31, 2010
(In thousands except per share data)
(Unaudited)

	Common Stock			Accumulated		Total American Realty Capital
	Number of Shares	Par Value	Additional Paid-In Capital	Other Comprehensive Loss	Accumulated Deficit	Trust Stockholders' Equity	Noncontrolling Interests	Total Stockholders’ Equity
Balance, December 31, 2009	14,672,237	$147	$122,506	$(1,737)	$(13,669)	$107,247	$3,309	$110,556
Issuance of common stock, net	5,738,591	58	57,078	—	—	57,136	—	57,136
Offering costs, commissions and dealer manager fees	—	—	(7,057)	—	—	(7,057)	—	(7,057)
Common stock issued through distribution reinvestment plan	148,146	1	1,406	—	—	1,407	—	1,407
Distributions declared	—	—	—	—	(2,815)	(2,815)	—	(2,815)
Contributions from noncontrolling interests	—	—	—	—	—	—	5,035	5,035
Distributions to noncontrolling interests	—	—	—	—	—	—	(126)	(126)
Gain on sale of assets to noncontrolling interest holders							(511)	(511)
Designated derivatives fair value adjustment	—	—	—	(721)	—	(721)	—	(721)
Net loss	—	—	—	—	(389)	(389)	(12)	(401)
Total comprehensive loss	—	—	—	—	—	(1,110)	(12)	(1,122)
Balance, March 31, 2010	20,558,974	$206	$173,933	$(2,458)	$(16,873)	$154,808	$7,695	$162,503

The accompanying notes are an integral part of these financial statements

AMERICAN REALTY CAPITAL TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(401)	$(1,339)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	3,074	1,382
Amortization of intangibles	711	348
Amortization of deferred finance costs	168	138
Accretion of below-market lease liability	(79)	(79)
Gains on sales to noncontrolling interest holders	(511)	—
Losses (gains) on derivative instruments	152	(37)
Changes in assets and liabilities:
Prepaid expenses and other assets	(1,177)	(875)
Accounts payable and accrued expenses	(12)	(238)
Due from affiliated entity	(76)	(487)
Deferred rent and other liabilities	211	(29)
Net cash provided by (used in) operating activities	2,060	(1,216)

Cash flows from investing activities:
Investment in real estate and other assets	(81,438)	(163)
Net cash used in investing activities	(81,438)	(163)

Cash flows from financing activities:
Proceeds on mortgage notes payable	41,735	—
Payments on mortgage notes payable	(428)	(254)
Payments on related party bridge facility	—	(5,765)
Payments on short-term bridge funds	(15,878)	(8,000)
Proceeds from long-term notes payable	—	9,428
Contributions from noncontrolling interests	5,035	—
Distributions to noncontrolling interests	(126)	—
Proceeds from issuances of common stock, net	49,479	6,494
Payments of deferred financing costs	(848)	(708)
Distributions paid	(1,815)	(145)
Restricted cash	(8)	21
Net cash provided by financing activities	77,146	1,071

Net decrease in cash	(2,232)	(308)
Cash, beginning of period	5,010	887
Cash, end of period	$2,778	$579

Supplemental Disclosures of Investing and Financing Activities:
Cash paid for income taxes	$317	$—
Cash paid for interest	$3,467	$2,468

AMERICAN REALTY CAPITAL TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(Unaudited)

Note 1 — Organization

American Realty Capital Trust, Inc. (the “Company”), incorporated on August 17, 2007, is a Maryland corporation that qualifies as a real estate investment trust (“REIT”) for federal income tax purposes. On January 25, 2008, the Company commenced an initial public offering on a “best efforts” basis of up to 150,000,000 shares of common stock offered at a price of $10.00 per share, subject to certain volume and other discounts, pursuant to a Registration Statement on Form S-11 filed with the Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, as amended (the “Offering”). The Registration Statement also covered up to 25,000,000 shares available pursuant to a distribution reinvestment plan (the “DRIP”) under which our stockholders may elect to have their distributions reinvested in additional shares of the Company’s common stock at the greater of $9.50 per share or 95% of the estimated value of a share of common stock. The Company sold 20,000 shares to American Realty Capital II, LLC (the “Sponsor”) on August 17, 2007, at $10.00 per share. As of March 31, 2010, the Company issued 20,558,974 shares of common stock. Total gross proceeds from these issuances were $203.2 million. As of March 31, 2010, the aggregate value of all share issuances and subscriptions outstanding was $205.4 million based on a per share value of $10.00 (or $9.50 for shares issued under the DRIP).

Substantially all of the Company’s business is conducted through American Realty Capital Operating Partnership, L.P. (the “OP”), a Delaware limited partnership. The Company is the sole general partner of and owns a 99.01% partnership interest in the OP. American Realty Capital Advisors, LLC (the “Advisor”), the Company’s affiliated advisor, is the sole limited partner and owner of 0.99% (noncontrolling interest) of the partnership interests of the OP. In March 2008, the OP issued to the Company 20,000 Operating Partnership units in exchange for $0.2 million. Additionally, in April 2008, the Advisor contributed $2 thousand to the OP in exchange for a 0.99% limited partner interest in the OP. The limited partner interests have the right to convert OP units into cash or, at the option of the Company, an equal number of common shares of the Company, as allowed by the limited partnership agreement. The remaining rights of the limited partner interests are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP’s assets.

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

AMERICAN REALTY CAPITAL TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(Unaudited)

Note 2 — Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2 to the consolidated financial statements in the Company’s Form 10-K for the year ended December 31, 2009. There have been no significant changes to these policies during 2010.

Note 3 — Real Estate Investments

The following table presents the allocation of the assets acquired during the three months ended March 31, 2010. No acquisitions were completed during the three months ended March 31, 2009 (dollar amounts in thousands):

Real estate investments, at cost:	Three Months Ended March 31, 2010
Land	$11,077
Buildings, fixtures and improvements	59,040
70,117

Acquired intangibles:
In-place leases	11,321
Below-market lease liabilities, net	—

Total assets acquired	81,438

Cash paid for acquired real estate investments	$81,438

Number of properties purchased during the three month period	20

AMERICAN REALTY CAPITAL TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(Unaudited)

Note 3 — Real Estate Investments (continued)

The Company acquires and operates commercial properties. All such properties may be acquired and operated by the Company alone or jointly with another party. As of March 31, 2010, all of the properties the Company owned were 100% occupied by an investment grade or credit quality tenant on a long-term basis comprised of freestanding, single tenant commercial space. The Company’s portfolio of real estate properties is comprised of the following properties as if March 31, 2010 (dollar amounts in thousands):

Seller / Property Name	Acquisition Date	No. of Buildings	Square Feet	Percentage Ownership	Remaining Lease Term (1)	Base Purchase Price (2)	Capitalization Rate (3)	Total Purchase Price (4)	Net Operating Income (5)

FedEx Distribution Center	March 2008	1	55,440	51%	8.7	$9,694	7.53%	$10,208	$730
First Niagara (formerly Harleysville National Bank) Portfolio	March 2008	15	177,774	100%	12.8	40,976	7.48%	41,676	3,064
Rockland Trust Company Portfolio	May 2008	18	121,057	100%	11.3	32,188	7.86%	33,117	2,530
PNC Bank (formerly National City Bank)	September & October 2008	2	8,403	(6)	18.9	6,664	8.21%	6,853	547
Rite Aid	September 2008	6	74,919	100%	13.3	18,576	7.79%	18,839	1,447
PNC Bank Portfolio	November 2008	50	275,436	100%	8.7	42,286	7.35%	44,813	3,108
FedEx Distribution Center	July 2009	1	152,640	100%	13.6	31,692	8.84%	31,692	2,803
Walgreens	July 2009	1	14,820	56%	22.3	3,818	8.12%	3,818	310
CVS I	September 2009	10	131,105	(7)	24.0	40,649	8.48%	40,649	3,448
CVS II	November 2009	15	198,729	100%	24.3	59,788	8.48%	59,788	5,071
Home Depot	December 2009	1	465,600	100%	19.8	23,532	9.31%	23,532	2,192
Bridgestone Firestone I	December 2009 & January 2010	6	57,336	100%	14.2	15,041	9.08%	15,041	1,390
Advance Auto	December 2009	1	7,000	100%	11.7	1,730	9.25%	1,730	160
Fresenius	January 2010	2	140,000	100%	12.3	12,462	9.28%	12,462	1,159
Reckitt Benckiser	February 2010	1	574,106	85%	11.9	31,735	8.40%	31,735	2,668
Jack in the Box	February 2010	4	10,216	100%	19.9	8,200	7.75%	8,200	639
Bridgestone Firestone II	February & March 2010	12	93,599	100%	13.8	26,414	8.69%	26,414	2,299

Total		146	2,558,180		16.0	$405,445	8.28%	$410,567	$33,565
________________________

(1)	-	Remaining lease term as of March 31, 2010, in years. If the portfolio has multiple locations with varying lease expirations, remaining lease term is calculated on a weighted-average basis.
(2)	-	Contract purchase price excluding acquisition related costs.
(3)	-	Net operating income divided by base purchase price.
(4)	-
Base purchase for acquisitions prior to January 1, 2009 include capitalized acquisition related costs. Effective January 1, 2009, acquisition related costs are required to be expensed in accordance with GAAP.

(5)	-	Annualized 2010 rental income less property operating expenses, as applicable.
(6)		Ownership percentage is 51% of one branch and 65% of one branch.
(7)		Ownership percentage of three branches is 51% and 100% of the remaining seven branches.

AMERICAN REALTY CAPITAL TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(Unaudited)

Note 3 — Real Estate Investments (continued)

The following table lists tenants whose rental income represents greater than 10% of consolidated  rental income on an annualized basis as of March 31, 2010 and 2009:

	2010	2009
CVS	25%	—
PNC Bank	11%	32%
FedEx	11%	—
Bridgestone Firestone	11%	—
First Niagara	9%	27%
Rockland Trust Company	8%	22%
Rite Aid	4%	13%

No other tenant represents more than 10% of the annualized rental income for the periods presented.

Note 4 — Short-Term Bridge Equity Funds

In connection with the purchase of certain properties, the Company utilized short-term bridge equity funds to finance a portion of the purchase price of such properties from time to time. The Company’s short-term borrowings as of December 31, 2009, consist of the following (dollar amounts in thousands):

Funds	Property	Outstanding Loan Amount (2)	Effective Interest Rate	Interest Rate

Short-term bridge funds	FedEx Distribution Center	$15,878	5.75%	Variable (1)

(1) Funds bear a floating interest rate based on the greater of prime rate plus 0.75% or 5.75%
(2) Such borrowing was repaid in January 2010.

There were no short-term equity bridge funds outstanding at March 31, 2010.

At March 31, 2010, the Company has available a $10.0 million revolving line of credit unsecured bridge facility with an affiliated entity. There were no amounts outstanding under this facility at March 31, 2010 or December 31, 2009.

AMERICAN REALTY CAPITAL TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(Unaudited)

Note 5 — Mortgage Notes Payable

The Company’s mortgage notes payable as of March 31, 2010 consist of the following (dollar amounts in thousands):

Property	Encumbered Properties	Outstanding Loan Amount	Effective Interest Rate		Interest Rate	Maturity

FedEx Distribution Center	1	$6,965	6.29%		Fixed	September 2037
First Niagara (formerly Harleysville National Bank) Portfolio	15	31,000	6.59%	(1)	Fixed	January 2018
Rockland Trust Company Portfolio	18	23,534	4.92%	(2)	Fixed	May 2013
PNC Bank (formerly National City Bank) Portfolio	2	4,394	4.89%	(3)	Fixed	September 2013
Rite Aid	6	12,808	6.97%		Fixed	September 2017
PNC Bank Portfolio	50	32,818	5.25%	(4)	Fixed	November 2013
Walgreens	1	1,550	6.64%	(5)	Fixed	August 2019
CVS I	10	23,649	6.88%	(6)	Fixed	October 2019
CVS II	15	32,979	6.64%		Fixed	December 2014
Home Depot	1	13,716	6.55%		Fixed	December 2012
FedEx Distribution Center	1	16,228	6.03%	(7)	Fixed	January 2015
Fresenius	2	6,082	6.72%		Fixed	January 2015
Reckitt Benckiser	1	15,000	6.23%	(8)	Fixed	February 2017
Jack in the Box	4	4,395	6.45%		Fixed	February 2015
Total	127	$225,118	6.17%

AMERICAN REALTY CAPITAL TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(Unaudited)

Note 5 — Mortgage Notes Payable (continued)

   The Company’s mortgage notes payable as of December 31, 2009 consist of the following (dollar amounts in thousands):

Property	Encumbered Properties	Outstanding Loan Amount	Effective Interest Rate		Interest Rate	Maturity

FedEx Distribution Center	1	$6,965	6.29%		Fixed	September 2037
First Niagara (formerly Harleysville National Bank) Portfolio	15	31,000	6.59%	(1)	Fixed	January 2018
Rockland Trust Company Portfolio	18	23,649	4.92%	(2)	Fixed	May 2013
PNC Bank (formerly National City Bank) Portfolio	2	4,412	4.89%	(3)	Fixed	September 2013
Rite Aid	6	12,808	6.97%		Fixed	September 2017
PNC	50	32,933	5.25%	(4)	Fixed	November 2013
Walgreens	1	1,550	6.64%	(5)	Fixed	August 2019
CVS I	10	23,710	6.88%	(6)	Fixed	October 2019
CVS II	15	33,068	6.64%		Fixed	December 2014
Home Depot	1	13,716	6.34%		Fixed	December 2012
Total	120	$183,811	6.15%

(1)	-	The effective interest rate resets at the end of year five to the then current 5-year Treasury rate plus 2.25%, but in no event will be less than 6.5%.
(2)	-	Fixed as a result of entering into a rate lock agreement with a LIBOR floor and cap of 3.54% and 4.125%, respectively.
(3)	-
Fixed as a result of entering into a swap agreement with a rate of 3.565% for a notional amount of $0.3 million and a rate lock agreement on a notional amount of $4.1 million with a LIBOR floor and cap of 3.37% and 4.45%, respectively, in connection with the entering into the mortgage.

(4)	-	Fixed as a result of entering in a swap agreement for 3.6% plus a spread of 1.65% in connection with the entering into the mortgage.
(5)	-
The effective interest rate is fixed until 2014 then adjusts to the greater of 6.55% or the five-year U.S. Treasury rate plus 3.50%. The note can be prepaid with no less than 30 days notice with a 1% minimum premium of the then outstanding principal balance.

(6)	-	The effective interest rate adjusts at the discretion of the lender at the end of the sixth year.
(7)	-	Fixed as a result of entering in a swap agreement for 2.775% plus a spread of 3.18% in connection with the entering into the mortgage.
(8)	-	Fixed as a result of entering in a swap agreement for 3.295% plus a spread of 2.85% in connection with the entering into the mortgage.

AMERICAN REALTY CAPITAL TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(Unaudited)

Note 5 — Mortgage Notes Payable (continued)

The following table summarizes the scheduled aggregate principal repayments of the mortgage notes payable for the five years subsequent to March 31, 2010 (in thousands):

Total
April 2010 to December 2010	$1,534
2011	2,963
2012	16,867
2013	60,047
2014	35,135
2015 and thereafter	108,572
Total	$225,118

The sources of secured financing generally require financial covenants, including restrictions on corporate guarantees, the maintenance of certain financial ratios (such as specified debt to equity and debt service coverage ratios) as well as the maintenance of a minimum net worth. As of March 31, 2010, the Company was in compliance with the debt covenants under its outstanding loan agreements.

Note 6 — Long-Term Notes Payable

As of March 31, 2010, the Company had issued $13.0 million of notes payable (the “Notes”) in a private placement pursuant to Rule 506 of Regulation D promulgated under the Securities Act.  The proceeds of the private placement were used to repay outstanding short-term bridge equity fund draws (see Note 4 – Short-Term Bridge Equity Funds).

The Notes bear interest at 9.0% annually, provided that the interest rate will be adjusted to 9.57% annually for Notes on which the Company does not incur a selling commission.  The Company will pay interest-only monthly payments to subscribers of the Notes until the maturity on December 15, 2011.  The Company has the right to extend the maturity date for two additional one-year periods.

The Company has the right to prepay the Notes in whole or in part any time following the first anniversary of the closing date.  If repaid on or before the second anniversary of the closing date, the Company will pay 2.0% of the remaining amount due on the Notes as a prepayment premium.  If repaid after the second anniversary of the closing date but before the third anniversary of the closing date, the Company will pay 1% of the remaining amount due on the Notes as a prepayment premium.  The foregoing not withstanding, the Company shall have the right to repay the amount due under the Notes in whole or in part without penalty within 360 days of the maturity date.  The Company will not have the right to prepay the amount due under the notes during the two optional extension periods. The Notes are unsecured.

The Company is required to prepay the Notes out of any proceeds derived from the sale or refinancing of the PNC Bank properties after any required payments of the principal and interest due under the mortgage notes payable on those properties (see Note 5 – Mortgage Notes Payable).  Such prepayment is subject to the prepayment premiums described above.

As of March 31, 2010, the Company was in compliance with all covenants included within the Note agreement.

AMERICAN REALTY CAPITAL TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(Unaudited)

Note 7 — Fair Value of Financial Instruments

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties.  However, as of March 31, 2010 and December 31, 2009, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives.  As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

AMERICAN REALTY CAPITAL TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(Unaudited)

Note 7 — Fair Value of Financial Instruments (continued)

The following table presents information about the Company’s assets (including derivatives that are presented net) measured at fair value on a recurring basis as of March 31, 2010 and December 31, 2009, aggregated by the level in the fair value hierarchy within with those instruments fall (amounts in thousands):
	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
March 31, 2010:
Total derivatives, net	$—	$3,647	$—	$3,647
December 31, 2009:
Total derivatives, net	$—	$2,768	$—	$2,768

The Company is required to disclose the fair value of financial instruments for which it is practicable to estimate that value. The fair value of short-term financial instruments such as cash and cash equivalents, restricted cash, other receivables, due from affiliates, short-term bridge funds, accounts payable and accrued expenses and distributions payable approximates their carrying value on the consolidated balance sheet due to their short-term nature. Mortgage notes payable bear interest at fixed and variable rates. The fair value was obtained by calculating the present value based on current market interest rates. The fair values of the Company’s remaining financial instruments that are not reported at fair value on the consolidated balance sheet are reported below (amounts in thousands):

	Carrying Amount at March 31, 2010	Fair Value at March 31, 2010	Carrying Amount at December 31, 2009	Fair Value at December 31, 2009

Mortgage notes payable	$225,118	$218,299	$183,811	$171,728
Other long-term notes payable	13,000	13,000	13,000	13,000

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

AMERICAN REALTY CAPITAL TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(Unaudited)

Note 8 — Derivative and Hedging Activities (continued)

During 2010 and 2009, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.  The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.  During the three months ended March 31, 2010 and 2009, the Company recognized income of $400 and loss of $375, respectively, related to hedge ineffectiveness.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates that an additional $2.0 million will be reclassified from other comprehensive income as an increase to interest expense.

As of March 31, 2010, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (dollar amounts in thousands):

Interest Rate Derivative	Number of Instruments	Notional

Interest Rate Swaps	4	$64,189
Interest Rate Collars	1	4,115

As of December 31, 2009, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (dollar amounts in thousands):

Interest Rate Derivative	Number of Instruments	Notional

Interest Rate Swaps	2	$33,093
Interest Rate Collars	1	4,115

Non-Designated Hedges

Derivatives not designated as hedges are not speculative. These derivatives are used to manage the Company’s exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements to be classified as hedging instruments. The Company has one interest rate collar contract outstanding, with an aggregate notional amount of $23.5 million and $23.7 million at March 31, 2010 and December 31, 2009, respectively, with an established ceiling and floor for the underlying variable rate at 4.125% and 3.54%, respectively. This contract was not able to be designated as a hedging instrument as it does not qualify for hedge accounting based on the results of the net written option test.  As such, all changes in the fair value of the interest rate collar have been included in the Company’s statement of operations for the three months ended March 31, 2010 and 2009.  For the three months ended March 31, 2010 and 2009, the Company has recorded unrealized losses of $0.4 million and $0.1 million, respectively, related to this derivative instrument.

AMERICAN REALTY CAPITAL TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(Unaudited)

Note 8 — Derivative and Hedging Activities (continued)

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Balance Sheet as of March 31, 2010 and December 31, 2009 (in thousands):

		Fair Value (Liability)
	Balance Sheet Location	March 31, 2010	December 31, 2009
Derivatives designated as hedging instruments:
Interest Rate Products	Derivatives, at fair value	$(2,372)	$(1,646)

Derivatives not designated as hedging instruments:
Interest Rate Products	Derivatives, at fair value	(1,275)	(1,122)

Derivatives in Cash Flow Hedging Relationships

The table below details the location in the financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the three months ended March 31, 2010 and 2009 (in thousands):

	Three Months Ended March 31,
	2010	2009
Amount of gain recognized in accumulated other comprehensive income as interest rate derivatives (effective portion)	$1,144	$(205)

Amount of loss reclassified from accumulated other comprehensive income into income as interest expense (effective portion)	(424)	(264)

Amount of gain recognized in income on derivative as gain on derivative instruments (ineffective portion and amount excluded from effectiveness testing)	—	—

Derivatives Not Designated as Hedging Instruments

The table below details the amount and location in the financials statements of the gain or loss recognized on derivatives not designated as hedging instruments for the three months ended March 31, 2010 and 2009 (amounts in thousands):

Location of Gain or (Loss) Recognized in Income on Derivative	Three Months Ended March 31,
	2010	2009

Interest expense	$(200)	$(180)
Gains (losses) on derivative instruments	(152)	37

Total	$(352)	(143)

AMERICAN REALTY CAPITAL TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(Unaudited)

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

As of March 31, 2010, the fair value of derivatives in a net liability position, related to these agreements was $3.6 million. As of March 31, 2010, the Company has not posted any collateral related to these agreements and was not in breach of any agreement provisions. If the Company had breached any of these provisions it could have been required to settle its obligations under the agreements at their aggregate termination value of $4.0 million.

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

AMERICAN REALTY CAPITAL TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(Unaudited)

Note 10 - Related-Party Transactions and Arrangements (continued)

The following table details the results of such activities related to the Dealer Manager (amounts in thousands):

	Three Months Ended March 31,
	2010	2009

Total commissions paid to Dealer Manager	$5,357	$705
Less:
Commissions to participating broker dealers	(3,765)	(483)
Reallowance to participating broker dealers	(605)	(45)
Net to affiliated Dealer Manager (1)	$987	$177

(1)	Dealer Manager is responsible for commission payments due to their employees as well as its general overhead and various selling related expenses.

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

The following table details amounts paid to the affiliated companies for the activities described above (amounts in thousands):

	Three Months Ended March 31,
	2010	2009

Acquisition fees and related cost reimbursements	$798	$—
Financing coordination fees	417	—
Organizational and offering expense reimbursements	1,103	—
Net to affiliated Advisor	$2,318	$—

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

AMERICAN REALTY CAPITAL TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(Unaudited)

Note 10 — Related-Party Transactions and Arrangements (continued)

The following table outlines activity related to asset management fees (amounts in thousands):

	Three Months Ended March 31,
	2010	2009

Earned asset management fee	$891	$383
Waived by affiliate (not deferred)	(891)	(355)
Paid to affiliate	$—	$28

Prepaid asset management fees	$2,012	$—

If the Advisor or its affiliates provides a substantial amount of services, as determined by the Company’s independent directors, in connection with the sale of property, the Company will pay the Advisor a brokerage commission not to exceed the lesser of one-half of a reasonable, customary and competitive real estate commission or 3.0% of the contract price for the property sold, inclusive of any commission paid to outside brokers provided, however, in no event may the real estate commissions paid to the Advisor, its affiliates or unaffiliated third-parties exceed 6.0% of the contract price. In addition, after investors have received a return of their net capital contributions and a 6.0% annual cumulative, non-compounded return, then the Advisor is entitled to receive 15.0% of remaining net sale proceeds. During the three months ended March 31, 2010 and 2009, the Company did not pay any fees or amounts to the Advisor relating to the sale of properties.

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

 The Company may reimburse the Advisor for all expenses it paid or incurred in connection with the services provided to the Company, subject to the limitation that the Company does not reimburse for any amount by which its operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of (i) 2.0% of average invested assets, or (ii) 25.0% of net income other than any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of assets for that period. The Company will not reimburse for personnel costs in connection with services for which the Advisor receives acquisition fees or real estate commissions. During the three months ended March 31, 2010 and 2009, the Company did not reimburse the Advisor for any such costs.

AMERICAN REALTY CAPITAL TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(Unaudited)

Note 10 — Related-Party Transactions and Arrangements (continued)

 The Company pays its affiliated Property Manager fees for the management and leasing of the Company’s properties. Such fees equal 2.0% of gross revenues from the Company’s single tenant properties and 4.0% of the gross revenues from its multi-tenant properties, plus reimbursement of the Property Managers’ costs of managing the properties. In the event that the Property Manager assists a tenant with tenant improvements, a separate fee may be charged to the tenant by the Property Manager at a fee not to exceed 5.0% of the cost of such tenant improvements. The Property Manager will be paid leasing commissions at prevailing market rates and may also receive a fee for the initial leasing of newly constructed properties, which generally would equal one month’s rent. The aggregate of all property management and leasing fees paid to affiliates plus all payments to third parties will not exceed the amount that other nonaffiliated management and leasing companies generally charge for similar services in the same geographic location. The Property Manager may subcontract its duties for a fee that may be less than the fee provided for in the property management agreement. For the three months ended March 31, 2010 and 2009, the Company would have incurred property management fees of $0.1 million in each period, however, these fees were waived by the Property Manager to improve the Company’s working capital.

In 2008, the OP entered into an agreement with the principals of the Advisor whereby the OP can obtain up to $10.0 million of bridge equity from the principals from time to time as needed to provide short-term bridge equity relating to property acquisitions or for general working capital purposes. Such bridge equity needs to be satisfied within a six month period and will accrue a yield of 8%. In November 2008, the board approved an extension of the satisfaction period of an additional six months. In connection with the acquisition of the First Niagara (formerly Harleysville National Bank) and the Rockland Trust Company portfolios and a FedEx Corp. distribution facility, the Company obtained bridge equity of $4.0 million, $2.5 million and $2.7 million respectively. This bridge equity was repaid in 2009. During the three months ended March 31, 2009, the Company incurred related party interest expense of $0.1 on this facility.

During the three months ended December 31, 2008, the Company entered into an unsecured bridge equity facility with a related party, American Realty Capital Equity Bridge, LLC (“ARC Bridge”), whereby the Company can obtain bridge equity of up to $10.0 million from time-to-time as needed to provide short-term bridge equity relating to property acquisitions and for general working capital purposes. ARC Bridge is a 50% joint venture between the Sponsor and an unrelated third party. Bridge equity investments from this facility accrued a yield at an annual rate of 30 day LIBOR plus 5% with a floor of 8%. The bridge equity investments relating to the PNC bank locations (formerly National City Bank), Rite Aid portfolio acquisitions and a distribution facility from FedEx Corp. were $ 1.3 million, $5.3 million and $9.6 million, respectively. The related yield on such short-term bridge equity was 8.11%. The Company incurred interest expense on these advances of $0.2 million for the three months ended March 31, 2009. As of March 31, 2010 this facility was repaid in full.

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

AMERICAN REALTY CAPITAL TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(Unaudited)

Note 12 — Share-Based Compensation

Stock Option Plan

The Company has a stock option plan (the “Plan”), which authorizes the grant of nonqualified stock options to the Company’s independent directors, subject to the absolute discretion of the board of directors and the applicable limitations of the Plan. The Company intends to grant options under the Plan to each qualifying director annually. The exercise price for all stock options granted under the Plan will be fixed at $10.00 per share until the termination of our initial public offering, and thereafter the exercise price for stock options granted to our independent directors will be equal to the fair market value of a share on the last business day preceding the annual meeting of stockholders. As of March 31, 2010, the Company had granted options to purchase 18,000 shares at $10.00 per share, each with a two year vesting period and an expiration of 10 years. A total of 1,000,000 shares have been authorized and reserved for issuance under the Plan.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The following assumptions were used in the determination of fair value: expected life of 10 years, risk free rate of 3.83%, volatility of 5.0% and distribution yield of 6.5%.

During the three months ended March 31, 2010 and 2009, no options were issued, forfeited, or were exercised and 4,500 options became vested. As of March 31, 2010, vested options to purchase 9,000 shares and unvested options to purchase 9,000 shares at $10.00 per share remained outstanding with a weighted average contractual remaining life of 8.5 years. The total compensation charge relating to these option grants is immaterial.

Restricted Share Plan

On January 22, 2010, the Board of Directors adopted an employee and director incentive restricted share plan. The restricted share plan provides for the automatic grant of 3,000 restricted shares of common stock to each of the independent directors, without any further action by the Company’s board of directors or the stockholders, on the date of each annual stockholder’s meeting. Restricted stock issued to independent directors will vest over a five-year period following the first anniversary of the date of grant in increments of 20% per annum. The employee and director incentive restricted share plan provides the Company with the ability to grant awards of restricted shares to the Company’s directors, officers and employees (if the Company ever has employees), employees of the Advisor and its affiliates, employees of entities that provide services to the Company, directors of the Advisor or of entities that provide services to us, certain of our consultants and certain consultants to the Advisor and its affiliates or to entities that provide services to us. The total number of common shares reserved for issuance under the employee and director incentive restricted share plan is equal to 1.0% of our authorized shares.

Restricted share awards entitle the recipient to common shares from the Company under terms that provide for vesting over a specified period of time or upon attainment of pre-established performance objectives. Such awards would typically be forfeited with respect to the unvested shares upon the termination of the recipient’s employment or other relationship with the Company. Restricted shares may not, in general, be sold or otherwise transferred until restrictions are removed and the shares have vested. Holders of restricted shares may receive cash dividends prior to the time that the restrictions on the restricted shares have lapsed. Any dividends payable in common shares shall be subject to the same restrictions as the underlying restricted shares. The Board of Directors has no present intention to issue any restricted shares under the employee and director incentive restricted share plan.

AMERICAN REALTY CAPITAL TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(Unaudited)

Note 13 — Net Loss Per Share

The following is a summary of the basic and diluted net loss per share computation for the three months ended March 31, 2010 and 2009 (in thousands):

	Three Months Ended March 31,
	2010	2009

Net loss attributable to American Realty Capital Trust, Inc.	$(389)	$(1,339)
Weighted average common shares outstanding	17,845	1,527
Loss per share, basic and diluted	$(0.02)	$(0.88)

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

As of March 31, 2010, 18,000 antidilutive stock options were outstanding.

Note 14 – Noncontrolling Interests

In July 2009, the Company purchased a Walgreens location under a tenant in common structure with an unaffiliated third party. The third party’s investment of $1.1 million represented a 44.0% ownership interest in the property and entitles the investor to receive a proportionate share of the net operating cash flow derived from the property. Upon disposition of the property, the tenant in common will receive a proportionate share of the net proceeds from the sale of the property. The tenant in common has no recourse to any other assets of the Company.  Distributions of $20 thousand were paid to the noncontrolling interest holder of this property for the three months ended March 31, 2010. At March 31, 2010, there were $3.7 million of real estate assets which collateralized $1.6 million of mortgage debt that were subject to this arrangement.

In the third quarter of 2009, the Company contributed a 49% interest in a FedEx distribution facility in Snow Shoe, PA and a PNC bank branch in Palm Coast, FL, to a newly created taxable REIT subsidiary (“TRS”) and sold interests in such properties for net proceeds of $2.0 million under a Delaware statutory trust. This investment represents a 49% ownership interest in these properties and entitles the investors to receive a proportionate share of the net operating cash flow from the properties. Upon disposition of the properties, the noncontrolling interest holders will receive a proportionate share of the net proceeds from the sale of the properties. The interest holders have no recourse to any other assets of the Company. Distributions of $42 thousand were paid to the noncontrolling interest holders of these properties for the three months ended March 31, 2010. At March 31, 2010, there were $12.2 million of real estate assets which collateralized $9.0 million of mortgage debt subject to this agreement.

In September 2009, the Company contributed a partial interest of a PNC bank branch in Pompano, FL to a newly created TRS and sold an interest in the property for net proceeds of $0.4 million under a Delaware statutory trust. This investment represents a 35.2% ownership interest in this property and entitles the investor to receive a proportionate share of the net operating cash flow from the properties. Upon disposition of the property, the noncontrolling interest holder will receive a proportionate share of the net proceeds from the sale of the property. The interest holder has no recourse to any other assets of the Company.  Distributions of $9 thousand were paid to the noncontrolling interest holder of these properties for the three months ended March 31, 2010. At March 31, 2010, there were $3.6 million of real estate assets which collateralized $2.4 million of mortgage debt subject to this agreement.

AMERICAN REALTY CAPITAL TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(Unaudited)

Note 14 – Noncontrolling Interests (continued)

In January 2010, the Company contributed a partial interest of three CVS Pharmacy locations in Visalia, CA, Smyrna, GA and Chicago, IL to a newly created TRS and sold an interest in the properties for net proceeds of $2.6 million under a Delaware statutory trust. This investment represents a 49% ownership interest in these properties and entitles the investors to receive a proportionate share of the net operating cash flow from the properties. Upon disposition of the properties, the noncontrolling interest holders will receive a proportionate share of the net proceeds from the sale of the properties. The interest holder has no recourse to any other assets of the Company.  Distributions of $30 thousand were paid to the noncontrolling interest holders of these properties for the three months ended March 31, 2010. At March 31, 2010, there were $11.5 million of real estate assets which collateralized $6.8 million of mortgage debt subject to this agreement.

In February 2010, the Company purchased a Reckitt Benckiser location in Tooele, UT with unaffiliated third parties. The third party’s net investment of $2.4 million represented a 14.6% ownership interest in the property and entitles the investors to receive a proportionate share of the net operating cash flow derived from the property. Upon disposition of the property, the third parties will receive a proportionate share of the net proceeds from the sale of the property. The third parties have no recourse to any other assets of the Company.  Distributions of $25 thousand were accrued to be paid to the noncontrolling interest holders of this property for the three months ended March 31, 2010. At March 31, 2010, there were $31.6 million of real estate assets which collateralized $15.0 million of mortgage debt that were subject to this arrangement.

Due to the nature of our involvement with each of the arrangements described above and the significance of our investment in relation to the investment of the other interest holders we have determined that we are the primary beneficiary in each of these arrangements and therefore the entities related to these arrangements are consolidated with our financial statements.

AMERICAN REALTY CAPITAL TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(Unaudited)

Note 15 — Subsequent Events

The Company has evaluated subsequent events through the filing of this Form 10-Q, and determined that there have not been any events that have occurred that would require adjustments to our disclosures in the consolidated financial statements except for the following transactions:

Completion of Acquisition of Assets

The following table presents certain information about the properties that the Company acquired subsequent to March 31, 2010 (dollar amounts in thousands):

Seller / Property Name	Acquisition Date	No. of Buildings	Square Feet	Remaining Lease Term (1)	Net Operating Income (2)	Base Purchase Price (3)	Capitalization Rate (4)	Purchase Price (5)

Total portfolio – March 31, 2010		146	2,558,180	16.0	$33,565	$405,445	8.28%	$410,567
Jack in the Box	April 2010	1	2,037	20.0	142	1,810	7.82%	1,810
FedEx	April 2010	1	118,796	11.2	3,087	34,171	9.03%	34,141
Jared Jewelers	May 2010	3	18,942	18.2	682	5,422	12.58%	5,422
Total portfolio – May 7, 2010		151	2,697,955	15.6	$37,476	$446,848	8.38%	$451,940
________________________

(1) -	Remaining lease term in years as of May 7, 2010. If the portfolio has multiple locations with varying lease expirations, remaining lease term is calculated on a weighted-average basis.
(2) -	Annualized rental income less property operating expenses, as applicable.
(3) -	Contract purchase price excluding acquisition related costs.
(4) -	Net operating income divided by base purchase price.
(5) -	Base purchase price plus all acquisition related costs.

Financing arrangements

The following table presents certain information about financing arrangements that the Company entered into subsequent to March 31, 2010 (dollar amounts in thousands):

	Purchase Price (1)	Mortgage Debt (2)	Effective Interest Rate	Leverage Ratio (3)

Total portfolio – March 31, 2010	$410,567	$225,118	6.17%	54.8%
Jack in the Box	1,816	—	—	—
FedEx	34,141	15,000	5.57%	43.8%
Jared Jewelers	5,422	—	—	—
Less: amortization of principal	—	(160)	—	—
Total portfolio – May 7, 2010 (4)	$451,940	$239,958	6.13%	53.1%
________________________

(1) -	Base purchase price plus all acquisition related costs.
(2) -	Consists of first mortgage long-term debt only.
(3) -	Mortgage debt divided by total purchase price.
(4) -	Weighted-average, as applicable.

AMERICAN REALTY CAPITAL TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(Unaudited)

Sources of Capital

As of April 30, 2010, the Company had issued 23,503,668 shares of common stock, including shares issued under the DRIP. Total gross proceeds from these issuances were $323.5 million. As of April 30, 2010, the aggregate value of all share issuances was $324.9 million based on a per share value of $10.00 (or $9.50 per share for shares issued under the DRIP).

Total capital raised to date is as follows (amounts in thousands):

Source of Capital	Inception to March 31, 2010	April 1 to May 7, 2010	Total
Common shares	$203,161	$37,129	$240,290
Notes payable	13,000	—	13,000
Exchange proceeds, net (1)	8,492	3,000	11,492
Total	$224,653	$40,129	$264,782

(1)
Includes amounts received by the Company in connection with transactions completed through its affiliate, American Realty Capital Exchange, LLC.  Such transactions include joint ventures whereby unaffiliated third-party investors co-invested in investment properties that are majority owned and controlled by the Company.

On October 5, 2009, the Company’s Board of Directors approved an increased the distribution per share to $0.70 effective April 1, 2010.

Noncontrolling Interest

In April 2010, the Company purchased a FedEx location in Sacramento, CA with unaffiliated third parties. The third party’s net investment of $3.0 million represented a 15.4% ownership interest in the property and entitles the investors to receive a proportionate share of the net operating cash flow derived from the property. Upon disposition of the property, the third parties will receive a proportionate share of the net proceeds from the sale of the property. The third parties have no recourse to any other assets of the Company.  At April 30, 2010, there were $34.2 million of real estate assets which collateralized $15.0 million of mortgage debt that were subject to this arrangement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the accompanying financial statements of American Realty Capital Trust, Inc. and the notes thereto. As used herein, the terms “we,” “our” and “us” refer to American Realty Capital Trust, Inc., a Maryland corporation, and, as required by context, American Realty Capital Operating Partnership, L.P., a Delaware limited partnership, which we refer to as the “OP” and to their subsidiaries. American Realty Capital Trust, Inc. is externally managed by the American Realty Capital Advisors, LLC (a Delaware limited liability company) or the “Advisor.”

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

All forward-looking statements should be read in light of the risks identified in our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC and the risks identified in this quarterly report.

Overview

We are a Maryland corporation that elected to be taxed as a real estate investment trust, or REIT, beginning with the taxable year ended December 31, 2008. On September 10, 2007, we filed our Registration Statement with the SEC to offer a minimum of 750,000 shares and a maximum of 150,000,000 shares of common stock for sale to the public. The SEC declared the registration statement effective on January 25, 2008, at which time we launched our ongoing initial public offering. On March 11, 2008, we broke escrow in our ongoing initial public offering and then commenced our real estate operations. As of March 31, 2010, we issued 20,558,974 shares of common stock, including 339,077 shares issued in connection with an acquisition in March 2008. Total gross proceeds from these issuances were $203.2 million. As of March 31, 2010, the aggregate value of all share issuances and subscriptions outstanding was $205.4 million based on a per share value of $10.00 (or $9.50 for shares issued under the distribution reinvestment plan, or DRIP. As of March 31, 2010, 3,000 shares of common stock had been redeemed under our stock repurchase program at a value of $29 thousand. We are dependent upon the net proceeds from the offering to conduct our proposed operations.

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

We intend to continue our strategy of acquiring freestanding, single tenant properties through sale-leaseback and marketed transactions with in-place leases that have a minimum of ten years remaining under the primary term. Such leases generally include renewal options. We typically fund our acquisitions with a combination of equity and debt and in certain cases we may use only equity capital or we may fund a portion of the purchase price of an acquisition through investments from third parties. We expect to arrange long-term financing on both a secured and unsecured fixed rate basis. We intend to continue to grow our existing relationships and develop new relationships throughout various markets we serve, which we expect will lead to further acquisition opportunities. We intend to have an overall leverage ratio as it relates to long-term secured mortgage financings of approximately 55%. As of March 31, 2010 our leverage ratio was 54.8%. We generally arrange for our mortgage note agreements to include monthly principal payments together with interest.  This amortization results in lowering our overall mortgage notes balance on a continuous basis.

As of March 31, 2010, we owned 146 properties compromising 2.6 million square feet, 100% leased with a weighted average remaining lease term of 16 years. In constructing our portfolio, we are committed to diversification (industry, tenant and geography).  As of March 31, 2010, rental revenues derived from investment grade tenants (rated BBB+ or better by Standards & Poor) approximated 90%.  Our strategy encompasses receiving the majority of our revenue from investment grade tenants as we further acquire properties and enter into (or assume) long-term lease arrangements.

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

Results of Operations

Comparison of Three Months Ended March 31, 2010 and 2009

As of March 31, 2010, we owned 146 properties which are 100% leased, compared to 92 properties which were 100% leased at March 31, 2009, an increase of 58.7%. Accordingly, our results of operations for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009 reflect significant increases in most categories.

Rental Income

Rental income increased $4.5 million to $7.4 million for the three months ended March 31, 2010, compared to $2.9 million for the three months ended March 31, 2009. The increase in rental income was driven by our acquisition of $255.1 million of net leased property subsequent to March 31, 2009 with total square footage of 1.8 million. These properties, acquired at an average 8.68% cap rate, with a remaining lease term of 8.7 to 24.3 years primarily to investment grade tenants.

Asset Management Fees to Affiliate

Our Advisor is entitled to fees for the management of our properties as well as fees for purchases and sales of properties. The Advisor has elected to waive all asset management for the three months ended March 31, 2010 and waived all but $28 thousand for the three months ended March 31, 2009 to improve our working capital. For the three months ended March 31, 2010 and 2009, we would have incurred additional asset management fees of $0.9 million and $0.4 million, respectively, had they not been waived.

Property Management Fees to Affiliate

Our affiliated Property Manager has elected to waive the property management fees for the three months ended March 31, 2010 and 2009 in order to improve our working capital. Such fees represent amounts that had they not been waived, would have been paid to our Property Manager to manage and lease our properties. For the three months ended March 31, 2010 and 2009, we would have incurred property management fees of $0.1 million in each period had the fees not been waived.

Acquisition and Transaction Related Costs

We incurred acquisition and transaction related costs of $0.3 million on acquisitions with a total cost of $81.4 million for the three months ended March 31, 2010. We did not complete any acquisitions in the three months ended March 31, 2009 and therefore no acquisition and transactions costs were recognized during that period.

General and Administrative Expenses

General and administrative expenses increased $0.1 million or 77.8% to $0.2 million for the three months ended March 31, 2010, compared to $0.1 million for the three months ended March 31, 2009.  The majority of the general and administrative expenses for the three months ended March 31, 2010 included $59 thousand of insurance expense, $58 thousand of professional fees, and $45 thousand of taxes. The increase from the three months ended March 31, 2009 is mainly due to expenses to support our larger real estate portfolio.

Depreciation and Amortization Expense

Depreciation and amortization expense increased $2.1 million, or 118.8%, to $3.8 million for the three months ended March 31, 2010, compared to $1.7 million for the three months ended March 31, 2009. The increase in depreciation and amortization expense was the result of our acquisition of real estate during 2009 and in 2010. These properties were placed into service when acquired and are being depreciated for the period held.

Interest Expense

Interest expense increased $1.2 million, or 49.9% to $3.7 million for the three months ended March 31, 2010, compared to $2.4 million for the three months ended March 31, 2009. The increase in interest expense was the mainly the result of a higher debt balance due to the financing of a portion of our property acquisitions. The first mortgage debt as of March 31, 2010 and 2009 was $225.1 million and $112.5 million, respectively, an increase of 100.1%. We view these secured financing sources as an efficient and accretive means to acquire properties.

Our interest expense in future periods will vary based on our level of future borrowings, which will depend on the level of proceeds raised in the Offering, the cost of borrowings, and the opportunity to acquire real estate assets which meet our investment objectives.

Derivative Instruments

Included in other income was a loss in the fair value of derivative instruments of $0.2 million for the three months ended March 31, 2010, compared to a gain of $37 thousand for the three months ended March 31, 2009.  These losses and gains are related to marking our derivative instruments to fair value.

Gains on Sales to Noncontrolling Interest Holders, Net

Net gains on sales to noncontrolling interest holders of $0.3 million for the three months ended March 31, 2010, is comprised of the excess of proceeds received over the amortized costs of the property sold in joint venture and other agreements with third parties net of related federal and state income tax effects.

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

We believe that modified funds from operations (“MFFO”) is helpful to investors as a measure of operating performance because it excludes charges that management considers more reflective of investing activities or non-operating valuation changes.  By providing FFO and MFFO, we present information that assists investors and analysts in aligning their analysis with management’s analysis of long-term operating activities.  We believe fluctuations in MFFO are indicative of changes in operating activities and provide comparability in evaluating our performance over time and as compared to other real estate companies that may not be affected by impairments, write-offs of capitalized costs or have acquisition activities.  As explained below, management’s evaluation of our operating performance excludes the items considered in the calculation of MFFO based on the following economic considerations:

•
Acquisition-related costs.  In evaluating investments in real estate, management’s investment models and analysis differentiates costs to acquire the investment from the operations derived from the investment.  Prior to 2009, acquisition costs for these types of investments were capitalized; however beginning in 2009 acquisition costs related to business combinations are expensed.  We believe by excluding expensed acquisition costs, MFFO provides useful supplemental information that is comparable with other companies that do not currently engage in acquisition activities and is consistent with management’s analysis of the investing and operating performance of our properties.

•
Other infrequent charges not related to the operating performance or our properties.   Impairment charges, write-offs of previously capitalized assets such as costs associated with financing activities and other infrequent charges, if any, may be excluded from MFFO if we believe these charges are not useful in the evaluation of our operating performance. An impairment charge represents a downward adjustment to the carrying amount of a long-lived asset to reflect the current valuation of the asset even when the asset is intended to be held long-term.  Such adjustment, when properly recognized under GAAP, may lag the underlying consequences related to rental rates, occupancy and other operating performance trends.  The valuation is also based, in part, on the impact of current market fluctuations and estimates of future capital requirements and long-term operating performance that may not be directly attributable to current operating performance.  Other charges such as the write-off of capitalized financing costs upon the early disposition of a debt obligation or other non recurring charges are adjustments excluded from MFFO because we believe that MFFO provides useful supplemental information by focusing on the changes in our operating fundamentals rather than on market valuation changes or other infrequent events not related to our normal operations.

FFO and MFFO are non-GAAP financial measures and do not represent net income as defined by GAAP. FFO and MFFO do not represent cash flows from operations as defined by GAAP, are not indicative of cash available to fund all cash flow needs and liquidity, including our ability to pay distributions and should not be considered as an alternative to net income, as determined in accordance with GAAP, for purposes of evaluating our operating performance.

Our calculation of FFO, which we believe is consistent with the calculation of FFO as defined by NAREIT, and MFFO is presented in the following table for the applicable periods during the three months ended March 31, 2010 and 2009 (amounts in thousands):

	Three Months Ended March 31,
	2010	2009
Net loss	$(389)	$(1,339)
Add:
Depreciation of real estate assets	3,054	1,362
Amortization of intangible lease assets	633	270
Fair value adjustment (1)	158	(58)
Noncontrolling interest adjustment (2)	(148)	—
Gains on sales to noncontrolling interest holders, net	(335)	—
FFO	2,973	235
Acquisition and transaction related costs	341	—
Modified FFO	$3,314	$235

Distributions paid (3)(4)	$3,228	$220

Modified FFO coverage ratio	102.7%	106.7%
Modified FFO payout ratio	97.4%	93.7%
________________________

(1) -
This adjustment represents a non-cash fair value adjustment relating to the use of hedging our debt yield. It is the Companies general strategy to fix its variable rate debt to mitigate against interest rate volatility. The Company excludes this non-cash fair value adjustment relating to its hedging activities from its FFO calculation.

(2) -	Amounts represent noncontrolling interest portion of depreciation of real estate assets, amortization of intangible lease assets and fair value adjustments.
(3) -	Includes a special dividend of $0.7 million paid in January 2010.
(4) -	Includes the value of common shares issued under the DRIP.

Cash Flows for the Three Months Ended March 31, 2010

During the three months ended March 31, 2010, net cash provided by operating activities was $2.0 million. The level of cash flows provided by operating activities is affected by both the timing of interest payments and amount of borrowings outstanding during the period. It is also affected by the receipt of scheduled rent payments and disbursement of deposits required in connection with property acquisitions. Prepaid expenses and other assets increased by $1.2 million principally resulting from the prepayment of $0.4 million of asset management fees and straight-line rents of $0.4 million during the three months ended March 31, 2010. Deferred rent decreased by $0.2 million and receivables from affiliates increased $0.1 million.

Net cash used in investing activities during the three months ended March 31, 2010, was $81.4 million principally relating to acquisitions completed in the first quarter of 2010.

Net cash provided by financing activities totaled approximately $77.1 million during the three months ended March 31, 2010. Such amount consisted primarily of approximately $49.5 million from issuance of common stock and the net proceeds from mortgage notes payable of $41.7 million and contributions from noncontrolling interest holders of $5.0 million, partially offset by the repayment of short-term bridge funds of $15.9 million, distributions to common stockholders of $1.8 million, payments of deferred financing costs of $0.8 million and distributions to noncontrolling interest holders of $0.1 million.

Cash paid for interest during the three months ended March 31, 2010 was $3.5 million.

Cash Flows for the Three Months Ended March 31, 2009

During the three months ended March 31, 2009, net cash used in operating activities was $1.2 million. Prepaid expenses and other assets increased by $0.9 million principally resulting from the acquisition of $0.6 million of non-real estate investment furniture and fixtures. Accounts payable and accrued expenses decreased by $0.2 million, the majority of which relates to professional fees, accrued interest and finance coordination fees.

Net cash used in investing activities during the three months ended March 31, 2009, was $0.2 million, principally relating to prior period acquisition related costs.

Net cash provided by financing activities totaled $1.1 million during the three months ended March 31, 2009. Such amount consisted primarily of net proceeds from long-term notes payable of $9.4 million and $6.5 million from issuance of common stock. These amounts were offset by the satisfaction of $8.0 million of short-term bridge funds and $5.8 million of related party bridge facility funds. Cash of $0.1 million was used for distributions to shareholders.

Cash paid for interest during the three months ended March 31, 2010 was $2.5 million.

Liquidity and Capital Resources

Our principal demands for funds will continue to be for property acquisitions, either directly or through investment interests, for the payment of operating expenses, distributions to our investors, repurchases under our share repurchase plan (“SRP”), and for the payment of interest on our outstanding indebtedness. Generally, cash needs for property acquisitions will be met through proceeds from the sale of common stock through our public offering and mortgage financing. We may also from time to time enter into other agreements with third parties where by third parties will make equity investments in specific properties or groups of properties that we acquire.

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

We expect to continue to raise capital through the sale of our common stock and to utilize the net proceeds from the sale of our common stock and proceeds from secured financings to complete future property acquisitions. As of March 31, 2010, we issued 20,558,974 shares of common stock, including shares issued under our DRIP and 339,077 shares issued in connection with an acquisition in March 2008. Total gross proceeds from these issuances were $203.2 million. As of March 31, 2010, the aggregate value of all share issuances and subscriptions outstanding was $205.4 million based on a per share value of $10.00 (or $9.50 per share for shares issued under the DRIP). As of March 31, 2010 an additional 129,740,415 shares were available for issuance under the current registration statement and an additional 24,700,611 shares were available to be issued under the DRIP. We will continue to offer these shares until January 25, 2011, when our current registration statement expires.

Acquisitions

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

In February 2008, the board of directors declared a distribution for each monthly period commencing 30 days subsequent to acquiring our initial portfolio of real estate investments. The first monthly distribution was paid in April 2008. The distribution is calculated based on stockholders of record each day during the applicable period at a rate that, if paid each day for a 365-day period, would equal a specified annualized rate based on a share price of $10.00. The initial annualized rate was 6.5% annualized rate based on the share price of $10.00. On November 5, 2008, the board of directors of approved an increase in its annual cash distribution from $0.65 to $0.67 per share. Based on a $10.00 share price, this 20 basis point increase, effective January 2, 2009, resulted in an annualized distribution rate of 6.7%. Effective April 1, 2010 our daily distribution rate will increase by another 30 basis points, resulting in an annualized distribution rate of 7.0%.

The Company, our board of directors and Advisor share a similar philosophy with respect to paying our distribution. The distribution should principally be derived from cash flows generated from real estate operations. During the three months ended March 31, 2010 and 2009, distributions paid totaled $3.2 million and $0.4 million, respectively, inclusive of $1.4 million and $0.1 million, respectively of common shares issued under the DRIP. In order to improve our operating cash flows and our ability to pay dividends from operating cash flows, our related party Advisor agreed to waive certain fees including asset management and property management fees of $0.9 million and $0.1 million, respectively, for the three months ended March 31, 2010 and $0.7 million and $0.1 million, respectively, for the three months ended March 31, 2009. The fees that were waived relating to the activity during the three months ended March 31, 2010 and 2009 are not deferrals and accordingly, will not be paid by the Company. As our real estate portfolio grows, we expect cash flows from operations to cover a more significant portion of our dividend distributions and over time to cover the entire distribution. As the cash flows from operations become more significant our Advisor may discontinue its past practice of waiving fees and may charge the full fee owed to it in accordance with our agreements with the Advisor.

Loan Obligations

The payment terms of our loan obligations vary. In general, principal and interest are payable monthly with all unpaid principal and interest due at maturity. Certain of our mortgage loans have initial payments of interest only but require principal repayment in subsequent years. Some of our loan agreements stipulate that we comply with specific reporting and financial covenants mainly related to debt coverage ratios and loan to value ratios. Each loan that has these requirements has specific ratio thresholds that must be met. As of March 31, 2010, we were in compliance with the debt covenants under our loan agreements.

Our Advisor may, with approval from our independent board of directors, seek to borrow short-term capital that, combined with secured mortgage financing, exceeds our targeted leverage ratio. Such short-term borrowings may be obtained from third-parties on a case-by-case basis as acquisition opportunities present themselves simultaneous with our capital raising efforts. We view the use of short-term borrowings as an efficient and accretive means of acquiring real estate in advance of raising equity capital. Accordingly, we can take advantage of buying opportunities as we expand our fund raising activities. As additional equity capital is obtained, these short-term borrowings will be repaid. Our leverage ratio approximated 54.8% (secured mortgage notes payable as a percentage of total real estate investments, at cost) as of March 31, 2010.

In addition as of March 31, 2010 we have an unused short-term equity line available to us from a related party entity that allows us to draw a maximum of $10.0 million.

Other Obligations

Our board of directors has adopted a SRP that enables our stockholders to sell their shares to us under limited circumstances. At the time a shareholder requests redemption, we may, subject to certain conditions, redeem the shares presented for repurchase for cash to the extent we have sufficient funds available to fund such purchase. As of March 31, 2010 we have had requests to repurchase a total of 3,000 shares at a value of $29 thousand.

As of March 31, 2010, we had cash and cash equivalents of $2.8 million, which we expect to be used primarily to invest in additional real estate, pay operating expenses and pay stockholder distributions.

Contractual Obligations

The following is a summary of our contractual obligations as of March 31, 2010 (in thousands):

		As of March 31, 2010,
Principal Payments Due:	Total	Less Than One Year	1-3 Years	3-5 Years	Thereafter
Mortgage notes payable	$225,118	$2,273	$19,969	$115,726	$87,150
Other notes payable	13,000	—	13,000	—	—
Purchase obligations (1)	—	—	—	—	—
	$238,118	$2,273	$32,969	$115,726	$87,150

Interest Payments Due:
Mortgage notes payable	$77,170	$11,979	$23,616	$16,418	$25,157
Other notes payable	2,060	1,175	885	—	—
Purchase obligations (1)	—	—	—	—	—
	$79,230	$13,154	$24,501	$16,418	$25,157
_______________

(1)
Subsequent to March 31, 2010, we acquired a Jack in the Box property, a FedEx Distribution facility and three Jared Jewelers. See Note 15 of the consolidated financial statements included in this Form 10-Q for more information about the financing arrangements related to these acquisitions.

Election as a REIT

We elected to be taxed as a REIT under Sections 856 through 860 of the Code commencing with our taxable year ended December 31, 2008. If we continue to qualify for taxation as a REIT, we generally will not be subject to federal corporate income tax to the extent we distribute our REIT taxable income to our stockholders, and so long as we distribute at least 90% of our REIT taxable income. REITs are subject to a number of other organizational and operational requirements. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property, and federal income and excise taxes on our undistributed income. We believe we are organized and operating in such a manner as to qualify to be taxed as a REIT for the taxable three months ended March 31, 2010.

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

As of March 31, 2010, our debt included fixed-rate debt with a carrying value of $131.6 million and a fair value of $127.8 million. Changes in market interest rates on our fixed rate debt impact fair value of the debt, but it has no impact on interest incurred or cash flow. For instance, if interest rates rise 100 basis points and our fixed rate debt balance remains constant, we expect the fair value of our debt to decrease, the same way the price of a bond declines as interest rates rise. The sensitivity analysis related to our fixed–rate debt assumes an immediate 100 basis point move in interest rates from their March 31, 2010 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed rate debt by approximately $9.1 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed-rate debt by $12.8 million.

As of March 31, 2010, our debt included variable-rate mortgage notes payable with a carrying value of $90.5 million. Interest rate volatility associated with this variable-rate mortgage debt has been mitigated by the use of hedge instruments. The sensitivity analysis related to our variable-rate debt assumes an immediate 100 basis point move in interest rates from their March 31, 2010 levels, with all other variables held constant. A 100 basis point increase or decrease in variable interest rates on our variable-rate notes payable would increase or decrease our interest expense by $0.9 million annually.

These amounts were determined by considering the impact of hypothetical interest rate changes on our borrowing costs, and, assume no other changes in our capital structure.

As the information presented above includes only those exposures that existed as of March 31, 2010, it does not consider exposures or positions arising after that date. The information represented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of fluctuations.

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

No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended March 31, 2010 that has materially affected, or is reasonable likely to materially affect, our internal controls over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

As of the end of the period covered by this Quarterly Report on Form 10-Q, we are not a party to, and none of our properties are subject to, any material pending legal proceedings.

Item 1A. Risk Factors

There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for year ended December 31, 2009.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Reserved

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

Brian S. Block
Executive Vice President, Chief Financial Officer (Principal Accounting Officer)

Date: May 7, 2010

EXHIBIT INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (and are numbered in accordance with Item 601 of Regulation S-K).

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