Form 10-Q
period 2010-06-30
American Realty Capital Trust, Inc.
filed 2010-08-16
CIK 1410997

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
 (Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant submitted electronically and posted on its corporate Web Site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer (Do not check if a smaller reporting company) ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes ☒ No

The number of outstanding shares of the registrant’s common stock on August 11, 2010 was 35,333,928 shares.

AMERICAN REALTY CAPITAL TRUST, INC.

PART I - Financial Information
Item 1. Financial Statements
AMERICAN REALTY CAPITAL TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands except per share data)

	June 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
Real estate investments, at cost:
Land	$67,678	$37,779
Buildings, fixtures and improvements	390,481	261,939
Acquired intangible lease assets	62,581	38,838
Total real estate investments, at cost	520,740	338,556
Less accumulated depreciation and amortization	(19,758)	(11,292)
Total real estate investments, net	500,982	327,264

Cash and cash equivalents	8,979	5,010
Restricted cash	64	43
Prepaid expenses and other assets	7,231	4,458
Deferred financing costs, net	3,663	2,502
Total assets	$520,919	$339,277

LIABILITIES AND EQUITY

Short-term bridge equity funds	$—	$15,878
Mortgage notes payable	245,855	183,811
Long-term notes payable	13,000	13,000
Below-market lease liabilities, net	8,928	9,085
Derivatives, at fair value	5,619	2,768
Accounts payable and accrued expenses	2,845	1,536
Deferred rent and other liabilities	1,614	1,144
Distributions payable	1,637	1,499
Total liabilities	279,498	228,721

Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value; 240,000,000 shares authorized, 30,069,412 and 14,672,237 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	300	147
Additional paid-in capital	255,621	122,506
Unamortized restricted shares	(88)	—
Accumulated other comprehensive loss	(4,197)	(1,737)
Accumulated deficit	(22,260)	(13,669)
Total American Realty Capital Trust, Inc. stockholders’ equity	229,376	107,247
Noncontrolling interests	12,045	3,309
Total equity	241,421	110,556
Total liabilities and equity	$520,919	$339,277

The accompanying notes are an integral part of these financial statements

AMERICAN REALTY CAPITAL TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenue:
Rental income	$9,382	$2,935	$16,810	$5,862

Operating expenses:
Asset management fees to affiliate	350	—	350	—
Acquisition and transaction related	640	—	981	—
General and administrative	340	72	562	198
Depreciation and amortization	4,721	1,730	8,506	3,460
Total operating expenses	6,051	1,802	10,399	3,658
Operating income	3,331	1,133	6,411	2,204

Other income (expense):
Interest expense	(4115)	(2,319)	(7,788)	(4,770)
Interest income	22	1	33	5
Gains on sales to noncontrolling interest holders, net	17	—	352	—
Gains (losses) on derivative instruments	(239)	512	(391)	549
Total other expenses	(4,315)	(1,806)	(7,794)	(4,216)
Net loss	(984)	(673)	(1,383)	(2,012)
Net (income)loss attributable to noncontrolling interests	(8)	—	4	—
Net loss attributable to American Realty Capital Trust, Inc.	$(992)	$(673)	$(1,379)	$(2,012)

Basic and diluted weighted average
common shares outstanding	25,164,559	3,151,715	21,130,867	2,343,796

Basic and diluted loss per share attributable to American Realty Capital Trust, Inc.	$(0.04)	$(0.21)	$(0.07)	$(0.86)

The accompanying notes are an integral part of these financial statements

AMERICAN REALTY CAPITAL TRUST, INC.
CONSOLIDATED STATEMENTOF EQUITY
SIX MONTHS ENDED JUNE 30, 2010
(In thousands except share data)

	Common Stock		Additional	Unamortized	Accumulated Other		Total American Realty Capital Trust, Inc.
	Number of Shares	Par Value	Paid-In Capital	Restricted Shares	Comprehensive Loss	Accumulated Deficit	Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2009	14,672,237	$147	$122,506	$—	$(1,737)	$(13,669)	$107,247	$3,309	$110,556
Issuance of common stock, net	15,133,086	152	150,404	—	—	—	150,556	—	150,556
Offering costs, commissions and dealer manager fees	—	—	(18,919)	—	—	—	(18,919)	—	(18,919)
Common stock issued through distribution reinvestment plan	329,848	3	3,130	—	—	—	3,133	—	3,133
Common stock redemptions	(74,759)	(2)	(1,590)	—			(1,592)		(1,592)
Issuance of Restricted Shares	9,000		90	(90)			—		—
Amortization of Restricted Shares				2			2		2
Distributions declared	—	—	—	—	—	(7,212)	(7,212)	—	(7,212)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	9,627	9,627
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(354)	(354)
Gain on sale of assets to noncontrolling interest holders				—				(533)	(533)
Designated derivatives fair value adjustment	—	—	—	—	(2,460)	—	(2,460)	—	(2,460)
Net loss	—	—	—	—	—	(1,379)	(1,379)	(4)	(1,383)
Total comprehensive loss	—	—	—	—	—	—	(3,839)	(4)	(3,843)
Balance, June 30, 2010	30,069,412	$300	$255,621	$(88)	$(4,197)	$(22,260)	$229,376	$12,045	$241,421

The accompanying notes are an integral part of this financial statement

AMERICAN REALTY CAPITAL TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(1,383)	$(2,012)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	6,842	2,764
Amortization of intangibles	1,664	696
Amortization of deferred finance costs	365	276
Amortization of restricted share grants	2	—
Accretion of below-market lease liability	(157)	(157)
Gains on sales to noncontrolling interest holders	(533)	—
Losses (gains) on derivative instruments	391	(549)
Changes in assets and liabilities:
Prepaid expenses and other assets	(2,603)	(2,219)
Accounts payable and accrued expenses	1,309	(935)
Due from affiliated entity	—	(2,223)
Deferred rent and other liabilities	470	15
Net cash provided by (used in) operating activities	6,367	(4,344)

Cash flows from investing activities:
Investment in real estate and other assets	(182,184)	(163)
Net cash used in investing activities	(182,184)	(163)

Cash flows from financing activities:
Proceeds on mortgage notes payable	76,687	—
Payments on mortgage notes payable	(14,643)	(492)
Payments on related party bridge facility	—	(5,424)
Payments on short-term convertible redeemable preferred	—	(3,995)
Payments on related party convertible bridge revolver	—	(6,500)
Payments on short-term bridge funds	(15,878)	(11,954)
Proceeds from long-term notes payable	—	11,911
Contributions from noncontrolling interests	9,627	—
Distributions to noncontrolling interests	(354)	—
Proceeds from issuances of common stock, net	131,425	24,850
Payments of deferred financing costs	(1,526)	(954)
Distributions paid	(3,939)	(395)
Payments for share redemptions	(1,592)	—
Restricted cash	(21)	3
Net cash provided by financing activities	179,786	7,050

Net increase in cash	3,969	2,543
Cash, beginning of period	5,010	887
Cash, end of period	$8,979	$3,430

Supplemental Disclosures of Investing and Financing Activities:
Cash paid for income taxes	$383	$—
Cash paid for interest	$7,636	$4,909

AMERICAN REALTY CAPITAL TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(Unaudited)

Note 1 — Organization

American Realty Capital Trust, Inc. (the “Company”), incorporated on August 17, 2007, is a Maryland corporation that qualifies as a real estate investment trust (“REIT”) for federal income tax purposes. On January 25, 2008, the Company commenced an initial public offering on a “best efforts” basis of up to 150,000,000 shares of common stock offered at a price of $10.00 per share, subject to certain volume and other discounts, pursuant to a Registration Statement on Form S-11 filed with the Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, as amended (the “Offering”). The Registration Statement also covered up to 25,000,000 shares available pursuant to a distribution reinvestment plan (the “DRIP”) under which our stockholders may elect to have their distributions reinvested in additional shares of the Company’s common stock at the greater of $9.50 per share or 95% of the estimated value of a share of common stock. The Company sold 20,000 shares to American Realty Capital II, LLC (the “Sponsor”) on August 17, 2007, at $10.00 per share. As of June 30, 2010, the Company issued 30,069,412 shares of common stock. Total gross proceeds from these issuances were $296.7 million. As of June 30, 2010, the aggregate value of all share issuances and subscriptions outstanding was $300.5 million based on a per share value of $10.00 (or $9.50 for shares issued under the DRIP).

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

The Company’s stock is not currently listed on a national securities exchange. The Company may seek to list its stock for trading on a national securities exchange only if a majority of its independent directors believe listing would be in the best interest of its stockholders. The Company does not intend to list its shares at this time. The Company does not anticipate that there would be any market for its common stock until its shares are listed for trading. In the event the Company does not obtain listing prior to the tenth anniversary of the completion or termination of the Offering, its charter requires that the Company either: (i) seek stockholder approval of an extension or amendment of this listing deadline; or (ii) seek stockholder approval to adopt a plan of liquidation of the corporation.

AMERICAN REALTY CAPITAL TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(Unaudited)

Note 2 — Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2 to the consolidated financial statements in the Company’s Form 10-K for the year ended December 31, 2009. There have been no significant changes to these policies during 2010.

Note 3 — Real Estate Investments

The following table presents the allocation of the assets acquired during the three and six months ended June 30, 2010. No acquisitions were completed during the three or six months ended June 30, 2009 (dollar amounts in thousands):

Real estate investments, at cost:	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010
Land	$18,822	$29,899
Buildings, fixtures and improvements	69,502	128,542
	88,324	158,441

Acquired intangibles:
In-place leases	12,422	23,743
Below-market lease liabilities, net	—	—

Total assets acquired	100,746	182,184

Cash paid for acquired real estate investments	$100,746	$182,184

Number of properties purchased during the period	21	41

AMERICAN REALTY CAPITAL TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(Unaudited)
Note 3 — Real Estate Investments (continued)

The Company acquires and operates commercial properties. All such properties may be acquired and operated by the Company alone or jointly with another party. As of June 30, 2010, all of the properties the Company owned were 100% occupied by an investment grade or credit quality tenant on a long-term basis comprised of freestanding, single tenant commercial space. The Company’s portfolio of real estate properties is comprised of the following properties as of June 30, 2010 (dollar amounts in thousands):

Seller / Property Name	Acquisition Date	No. of Buildings	Square Feet	Ownership Percentage	Remaining Lease Term (1)	Base Purchase Price (2)	Capitalization Rate (3)	Net Operating Income (4)	Total Purchase Price (5)

FedEx Distribution Center	March 2008	1	55,440	51%	8.4	$9,694	7.53%	$730	$10,208
First Niagara Bank (formerly Harleysville National Bank) Portfolio	March 2008	15	177,774	100%	12.5	40,976	7.48%	3,064	41,676
Rockland Trust Company Portfolio	May 2008	18	121,057	100%	11.1	32,188	7.86%	2,530	33,117
PNC Bank (formerly National City Bank)	September & October 2008	2	8,403	(6)	18.6	6,664	8.21%	547	6,853
Rite Aid	September 2008	6	74,919	100%	13.0	18,576	7.79%	1,447	18,839
PNC Bank Portfolio	November 2008	50	275,436	100%	8.4	42,286	7.35%	3,108	44,813
FedEx Distribution Center	July 2009	1	152,640	100%	13.3	31,692	8.84%	2,803	31,692
Walgreens	July 2009	1	14,820	56%	22.0	3,818	8.12%	310	3,818
CVS I	September 2009	10	131,105	(7)	23.8	40,649	8.48%	3,448	40,649
CVS II	November 2009	15	198,729	100%	24.1	59,788	8.48%	5,071	59,788
Home Depot	December 2009	1	465,600	100%	19.5	23,532	9.31%	2,192	23,532
Bridgestone Firestone I	December 2009 & January 2010	6	57,336	100%	13.9	15,041	9.24%	1,390	15,041
Advance Auto	December 2009	1	7,000	100%	11.4	1,730	9.25%	160	1,730
Fresenius	January 2010	2	140,000	100%	12.1	12,462	9.30%	1,159	12,462
Reckitt Benckiser	February 2010	1	574,106	85%	11.6	31,735	8.41%	2,668	31,735
Jack in the Box	February 2010 & April 2010	5	12,253	100%	19.7	10,010	7.80%	781	10,010
Bridgestone Firestone II	February & March 2010	12	93,599	(8)	13.5	26,414	8.70%	2,299	26,414

AMERICAN REALTY CAPITAL TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(Unaudited)

 Note 3 — Real Estate Investments (continued)

Seller / Property Name	Acquisition Date	No. of Buildings	Square Feet	Ownership Percentage	Remaining Lease Term (1)	Base Purchase Price (2)	Capitalization Rate (3)	Net Operating Income (4)	Total Purchase Price (5)
FedEx Distribution Center	April 2010	1	118,796	85%	11.0	$34,171	9.03%	$3,087	$34,171
Jared Jewelry	May 2010	3	19,534	100%	18.6	5,457	12.44%	679	5,457
Walgreens II	May 2010	1	14,820	100%	22.8	5,684	7.97%	453	5,684
IHOP	May 2010	1	5,172	100%	15.8	2,445	8.22%	201	2,445
Advance Auto II	June 2010	3	19,253	100%	13.0	3,674	8.38%	308	3,674
Super Stop & Shop	June 2010	1	59,032	100%	12.7	23,795	8.18%	1,946	23,795
IHOP II	June 2010	1	4,139	100%	11.8	2,300	8.87%	204	2,300
IHOP III	June 2010	1	5,111	100%	21.1	3,319	9.13%	303	3,319
Jared Jewelry II	June 2010	1	6,157	100%	16.6	1,635	12.78%	209	1,635
Jack in the box II	June 2010	6	14,975	100%	20.0	11,396	7.83%	892	11,396
Walgreens III	June 2010	1	13,386	100%	23.9	5,062	7.61%	385	5,062

Total		167	2,840,592		15.4	$506,193	8.37%	$42,374	$511,315
________________________

(1)	-	Remaining lease term as of June 30, 2010, in years. If the portfolio has multiple locations with varying lease expirations, remaining lease term is calculated on a weighted-average basis.
(2)	-	Contract purchase price excluding acquisition related costs.
(3)	-	Net operating income divided by base purchase price.
(4)	-	Annualized 2010 rental income less property operating expenses, as applicable.
(5)	-
Base purchase for acquisitions prior to January 1, 2009 include capitalized acquisition related costs. Effective January 1, 2009, acquisition and transaction related costs are required to be expensed as incurred in accordance with generally accepted accounting principals

(6)		Ownership percentage is 51% of one property and 65% of one property.
(7)		Ownership percentage of three properties is 51% and 100% of the remaining seven properties.
(8)		Ownership percentage of six properties is 88% and 100% of the remaining six properties.

AMERICAN REALTY CAPITAL TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(Unaudited)

Note 3 — Real Estate Investments (continued)

The following table lists tenants whose rental income represents greater than 10% of consolidated rental income on an annualized basis as of June 30, 2010 and 2009:

	2010	2009
CVS	20%	—
FedEx	16%	15%
PNC Bank	9%	32%
First Niagara	7%	27%
Rockland Trust Company	6%	22%
Rite Aid	3%	13%

No other tenant represents more than 10% of the annualized rental income for the periods presented.

Note 4 — Short-Term Bridge Equity Funds

In connection with the purchase of real estate investments in 2009, the Company utilized short-term bridge equity funds to finance a portion of the acquisition price from time to time. The Company’s short-term borrowings as of December 31, 2009, consist of the following (dollar amounts in thousands):

Funds	Property	Bridge Equity Amount (1)	Effective Interest Rate	Interest Rate

Related party bridge facility	Various	$15,878	5.75%	Variable (2)

(1) Amount was repaid in January 2010
(2) Funds bear a floating interest rate based on the greater of prime rate plus 0.75% or 5.75%

There were no short-term equity bridge funds outstanding at June 30, 2010.

At June 30, 2010, the Company has available a $10.0 million revolving line of credit unsecured bridge facility with an affiliated entity. There were no amounts outstanding under this facility at June 30, 2010 or December 31, 2009.

AMERICAN REALTY CAPITAL TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(Unaudited)

Note 5 — Mortgage Notes Payable

The Company’s mortgage notes payable as of June 30, 2010 consist of the following (dollar amounts in thousands):

Property	Encumbered Properties	Outstanding Loan Amount	Effective Interest Rate		Interest Rate	Maturity

FedEx Distribution Center	1	$6,965	6.29%		Fixed	September 2037
First Niagara Bank (formerly Harleysville National Bank) Portfolio	15	31,000	6.59%	(1)	Fixed	January 2018
Rockland Trust Company Portfolio	18	23,414	4.92%	(2)	Fixed	May 2013
PNC Bank (formerly National City Bank) Portfolio	2	4,375	4.58%	(3)	Fixed	September 2013
Rite Aid	6	12,808	6.97%		Fixed	September 2017
PNC Bank Portfolio	50	32,704	5.25%	(4)	Fixed	November 2013
FedEx Distribution Center	1	16,184	6.03%	(5)	Fixed	January 2015
Walgreens	1	1,550	6.64%	(6)	Fixed	August 2019
CVS I	10	23,587	6.88%	(7)	Fixed	October 2019
CVS II	15	32,901	6.64%		Fixed	December 2014
Home Depot	1	12,150	6.03%		Fixed	July 2020
Bridgestone Firestone I	6	3,832	6.61%	(8)	Fixed	June 2015
Fresenius	2	6,068	6.72%		Fixed	February 2015
Reckitt Benckiser	1	14,962	6.23%	(9)	Fixed	February 2017
Jack in the Box	4	4,384	6.45%		Fixed	March 2015
Jack in the Box	1	971	6.26%		Fixed	June 2015
FedEx Distribution Center	1	15,000	5.57%		Fixed	May 2015
Walgreens II	1	3,000	5.58%		Fixed	March 2015
Total	136	$245,855	6.10%

AMERICAN REALTY CAPITAL TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(Unaudited)

Note 5 — Mortgage Notes Payable (continued)

   The Company’s mortgage notes payable as of December 31, 2009 consist of the following (dollar amounts in thousands):

Property	Encumbered Properties	Outstanding Loan Amount	Effective Interest Rate		Interest Rate	Maturity

FedEx Distribution Center	1	$6,965	6.29%		Fixed	September 2037
First Niagara (formerly Harleysville National Bank) Portfolio	15	31,000	6.59%	(1)	Fixed	January 2018
Rockland Trust Company Portfolio	18	23,649	4.92%	(2)	Fixed	May 2013
PNC Bank (formerly National City Bank) Portfolio	2	4,412	4.89%	(3)	Fixed	September 2013
Rite Aid	6	12,808	6.97%		Fixed	September 2017
PNC Bank Portfolio	50	32,933	5.25%	(4)	Fixed	November 2013
Walgreens	1	1,550	6.64%	(6)	Fixed	August 2019
CVS I	10	23,710	6.88%	(7)	Fixed	October 2019
CVS II	15	33,068	6.64%		Fixed	December 2014
Home Depot	1	13,716	6.34%		Fixed	December 2012
Total	120	$183,811	6.15%

(1)	-	The effective interest rate resets at the end of year five to the then current 5-year Treasury rate plus 2.25%, but in no event will be less than 6.5%.
(2)	-	Fixed as a result of entering into a rate lock agreement with a LIBOR floor and cap of 3.54% and 4.125%, respectively.
(3)	-
Fixed as a result of entering into a swap agreement with a rate of 3.565% for a notional amount of $0.3 million and a rate lock agreement on a notional amount of $4.1 million with a LIBOR floor and cap of 3.37% and 4.45%, respectively, in connection with the entering into the mortgage.

(4)	-	Fixed as a result of entering in a swap agreement for 3.6% plus a spread of 1.65% in connection with the entering into the mortgage.
(5)	-	Fixed as a result of entering in a swap agreement for 2.775% plus a spread of 3.18% in connection with the entering into the mortgage.
(6)	-
The effective interest rate is fixed until 2014 then adjusts to the greater of 6.55% or the five-year U.S. Treasury rate plus 3.50%. The note can be prepaid with no less than 30 days notice with a 1% minimum premium of the then outstanding principal balance.

(7)	-	The effective interest rate adjusts at the discretion of the lender at the end of the sixth year.
(8)	-	The effective rate is fixed for five years then adjusts based on the five-year treasury rate plus 4.00%
(9)	-	Fixed as a result of entering in a swap agreement for 3.295% plus a spread of 2.85% in connection with the entering into the mortgage.

AMERICAN REALTY CAPITAL TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(Unaudited)

Note 5 — Mortgage Notes Payable (continued)

The following table summarizes the scheduled aggregate principal repayments of the mortgage notes payable for the five years subsequent to June 30, 2010 (in thousands):

Total
July 2010 to December 2010	$1,069
2011	3,039
2012	3,230
2013	60,133
2014	33,677
2015 and thereafter	144,707
Total	$245,855

The sources of secured financing generally require financial covenants, including restrictions on corporate guarantees, the maintenance of certain financial ratios (such as specified debt to equity and debt service coverage ratios) as well as the maintenance of a minimum net worth. As of June 30, 2010, the Company was in compliance with the debt covenants under its outstanding loan agreements.

Note 6 — Long-Term Notes Payable

As of June 30, 2010, the Company had issued $13.0 million of notes payable (the “Notes”) in a private placement pursuant to Rule 506 of Regulation D promulgated under the Securities Act.  The proceeds of the private placement were used to repay outstanding short-term bridge equity fund draws.

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

As of June 30, 2010, the Company was in compliance with all covenants included within the Note agreement.

AMERICAN REALTY CAPITAL TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties.  However, as of June 30, 2010 and December 31, 2009, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives.  As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

AMERICAN REALTY CAPITAL TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(Unaudited)

Note 7 — Fair Value of Financial Instruments (continued)

The following table presents information about the Company’s assets (including derivatives that are presented net) measured at fair value on a recurring basis as of June 30, 2010 and December 31, 2009, aggregated by the level in the fair value hierarchy within with those instruments fall (amounts in thousands):

	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
June 30, 2010:
Total derivatives liability, net	$—	$5,619	$—	$5,619
December 31, 2009:
Total derivatives liability, net	$—	$2,768	$—	$2,768

The Company is required to disclose the fair value of financial instruments for which it is practicable to estimate that value. The fair value of short-term financial instruments such as cash and cash equivalents, restricted cash, other receivables, due from affiliates, short-term bridge funds, accounts payable and accrued expenses and distributions payable approximates their carrying value on the consolidated balance sheet due to their short-term nature. Mortgage notes payable bear interest at fixed and variable rates. The fair value was obtained by calculating the present value based on current market rates. The fair values of the Company’s remaining financial instruments that are not reported at fair value on the consolidated balance sheet are reported below (amounts in thousands):

	Carrying Amount at June 30, 2010	Fair Value at June 30, 2010	Carrying Amount at December 31, 2009	Fair Value at December 31, 2009

Mortgage notes payable	$245,855	$243,340	$183,811	$171,728
Other long-term notes payable	13,000	13,000	13,000	13,000

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

AMERICAN REALTY CAPITAL TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(Unaudited)

Note 8 — Derivative and Hedging Activities (continued)

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

During 2010 and 2009, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.  The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.  During the three months and six months ended June 30, 2010 and 2009, the Company recognized immaterial amounts of ineffectiveness related to one of its cash flow hedges.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates that an additional $1.9 million will be reclassified from other comprehensive income as an increase to interest expense.

As of June 30, 2010, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (dollar amounts in thousands):

Interest Rate Derivative	Number of Instruments	Notional

Interest Rate Swaps	4	$63,975
Interest Rate Collars	1	4,115

As of December 31, 2009, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (dollar amounts in thousands):

Interest Rate Derivative	Number of Instruments	Notional

Interest Rate Swaps	2	$33,093
Interest Rate Collars	1	4,115

Non-Designated Hedges

Derivatives not designated as hedges are not speculative. These derivatives are used to manage the Company’s exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements to be classified as hedging instruments. The Company has one interest rate collar contract outstanding, with an aggregate notional amount of $23.4 million and $23.9 million at June 30, 2010 and December 31, 2009, respectively, with an established ceiling and floor for the underlying variable rate at 4.125% and 3.54%, respectively. This contract was not able to be designated as a hedging instrument as it does not qualify for hedge accounting based on the results of the net written option test.  As such, all changes in the fair value of the interest rate collar have been included in the Company’s statement of operations for the six months ended June 30, 2010 and 2009.  For the three months and six months ended June 30, 2010 and 2009, the Company has recorded unrealized losses of $0.4 million and gains of $0.1 million, respectively, related to this derivative instrument.

AMERICAN REALTY CAPITAL TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(Unaudited)

Note 8 — Derivative and Hedging Activities (continued)

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Balance Sheet as of June 30, 2010 and December 31, 2009 (in thousands):

		Fair Value (Liability)
	Balance Sheet Location	June 30, 2010	December 31, 2009
Derivatives designated as hedging instruments:
Interest Rate Products	Derivatives, at fair value	$(4,105)	$(1,646)

Derivatives not designated as hedging instruments:
Interest Rate Products	Derivatives, at fair value	(1,514)	(1,122)

Derivatives in Cash Flow Hedging Relationships

The table below details the location in the financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the three and six months ended June 30, 2010 and 2009 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Amount of gain recognized in accumulated other comprehensive income as interest rate derivatives (effective portion)	$2,256	$709	$3,400	$483

Amount of loss reclassified from accumulated other comprehensive income into income as interest expense (effective portion)	(516)	(300)	(940)	(585)

Amount of gain recognized in income on derivative as gain on derivative instruments (ineffective portion and amount excluded from effectiveness testing)	—	—	—	—

AMERICAN REALTY CAPITAL TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(Unaudited)

Note 8 — Derivative and Hedging Activities (continued)

Derivatives Not Designated as Hedging Instruments

The table below details the amount and location in the financials statements of the gain or loss recognized on derivatives not designated as hedging instruments for the three and six months ended June 30, 2010 and 2009 (amounts in thousands):

Location of Gain or (Loss) Recognized	Three Months Ended June 30,		Six Months Ended June 30,
in Income on Derivative	2010	2009	2010	2009
Interest expense	$4	$(190)	$4	$(369)
Gains (losses) on derivative instruments	(239)	512	(391)	549
Total	(235)	322	(387)	180

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

As of June 30, 2010, the fair value of derivatives in a net liability position related to these agreements was $5.6 million. As of June 30, 2010, the Company has not posted any collateral related to these agreements and was not in breach of any agreement provisions. If the Company had breached any of these provisions it could have been required to settle its obligations under the agreements at their aggregate termination value of $6.1 million.

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
JUNE 30, 2010
(Unaudited)

Note 10 - Related-Party Transactions and Arrangements

Certain affiliates of the Company receive, and will continue to receive, fees and compensation in connection with the sale of the Company’s common stock (as well as sales of long-term notes and exchange transactions) and the acquisition, financing (as applicable), management and sale of the Company’s assets. The Dealer Manager receives, and will continue to receive, a selling commission of up to 7.0% of gross offering proceeds before reallowance of commissions earned by participating broker-dealers. The Dealer Manager reallows, and intends to continue to reallow, 100% of commissions earned to participating broker-dealers. In addition, the Dealer Manager will receive up to 3.0% of the gross proceeds from the Offering, before reallowance to participating broker-dealers, as a dealer-manager fee. The Dealer Manager, in its sole discretion, may reallow all or a portion of its dealer-manager fee to such participating broker-dealers, based on such factors as the volume of shares sold by such participating broker-dealers and marketing support incurred as compared to those of other participating broker-dealers. No selling commissions or dealer-manager fees are paid to the Dealer Manager with respect to shares issued under the DRIP.

 The following table details the results of such activities related to the Dealer Manager (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Total commissions paid to Dealer Manager	$8,981	$2,126	$14,338	$2,832
Less:
Commissions to participating broker dealers	(6,039)	(1,490)	(9,804)	(1,973)
Reallowance to participating broker dealers	(649)	(161)	(1,254)	(206)
Net to affiliated Dealer Manager (1)	$2,293	$475	$3,280	$653

(1)	Dealer Manager is responsible for commission payments due to their employees as well as its general overhead and various selling related expenses.

The Advisor receives an acquisition fee of 1.0% of the contract purchase price of each acquired property and is reimbursed for acquisition costs incurred in the process of acquiring properties, but not to exceed 0.5% of the contract purchase price. In no event will the total of all fees and acquisition expenses with respect to a particular property or investment exceed 4.0% of the contract purchase price.

The Advisor receives a financing coordination fee equal to 1.0% of the amount available or outstanding under certain financing arrangements.

Certain organization and offering expenses associated with the sale of the Company’s common stock (excluding selling commissions and the dealer-manager fees as outlined on the above table) are paid for by the Advisor or its affiliates and are reimbursed by the Company up to 1.5% of total gross Offering proceeds over the term of the Offering.

AMERICAN REALTY CAPITAL TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(Unaudited)

Note 10 - Related-Party Transactions and Arrangements (continued)

The following table details amounts paid and reimbursed to affiliates in connection with the services described above (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Acquisition fees and related cost reimbursements	$987	$—	$1,785	$—
Financing coordination fees	350	—	767	—
Organizational and offering expense reimbursements	1,175	—	2,278	—
Total Fees and Reimbursements	$2,512	$—	$4,830	$—

 The Company pays its Advisor an annualized asset management fee of up to 1.0% based on the aggregate contract purchase price of acquired real estate investments. The asset management fee is payable six months in advance on the first day of the month following the end of each calendar quarter. Such advanced fees cannot exceed estimated asset management fees for the subsequent two calendar quarterly periods.

The following table outlines activity related to asset management fees (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Earned asset management fee	$1,122	$416	$2,013	$771
Waived by affiliate (not deferred)	(772)	(416)	(1,663)	(771)
Paid to affiliate	350	—	350	—
Prepaid asset management fees	$571	$—	$2,583	$950

If the Advisor or its affiliates provides a substantial amount of services, as determined by the Company’s independent directors, in connection with the sale of property, the Company will pay the Advisor a brokerage commission not to exceed the lesser of one-half of a reasonable, customary and competitive real estate commission or 3.0% of the contract price for the property sold, inclusive of any commission paid to outside brokers provided, however, in no event may the real estate commissions paid to the Advisor, its affiliates or unaffiliated third-parties exceed 6.0% of the contract price. In addition, after investors have received a return of their net capital contributions and a 6.0% annual cumulative, non-compounded return, then the Advisor is entitled to receive 15.0% of remaining net sale proceeds. During

AMERICAN REALTY CAPITAL TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(Unaudited)

Note 10 — Related-Party Transactions and Arrangements (continued)

the three and six months ended June 30, 2010 and 2009, the Company did not pay any fees or amounts to the Advisor relating to the sale of properties.

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

 The Company may reimburse the Advisor for all expenses it paid or incurred in connection with the services provided to the Company, subject to the limitation that the Company does not reimburse for any amount by which its operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of (i) 2.0% of average invested assets, or (ii) 25.0% of net income other than any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of assets for that period. The Company will not reimburse for personnel costs in connection with services for which the Advisor receives acquisition fees or real estate commissions. During the six months ended June 30, 2010 and 2009, the Company did not reimburse the Advisor for any such costs.

 The Company pays its affiliated Property Manager fees for the management and leasing of the Company’s properties. Such fees equal 2.0% of gross revenues from the Company’s single tenant properties and 4.0% of the gross revenues from its multi-tenant properties, plus reimbursement of the Property Managers’ costs of managing the properties. In the event that the Property Manager assists a tenant with tenant improvements, a separate fee may be charged to the tenant by the Property Manager at a fee not to exceed 5.0% of the cost of such tenant improvements. The Property Manager will be paid leasing commissions at prevailing market rates and may also receive a fee for the initial leasing of newly constructed properties, which generally would equal one month’s rent. The aggregate of all property management and leasing fees paid to affiliates plus all payments to third parties will not exceed the amount that other nonaffiliated management and leasing companies generally charge for similar services in the same geographic location. The Property Manager may subcontract its duties for a fee that may be less than the fee provided for in the property management agreement. For the three months ended June 30, 2010 and 2009, the Company would have incurred property management fees of $0.2 million and $0.05 million, respectively, and for six months ended June 30, 2010 and 2009, the Company would have incurred property management fees of $0.3 million and $0.1 million, respectively, however, these fees were waived by the Property Manager to improve the Company’s working capital.

In 2008, the OP entered into an agreement with the principals of the Advisor whereby the OP can obtain up to $10.0 million of bridge equity from the principals from time to time as needed to provide short-term bridge equity for property acquisitions or for general working capital purposes. Such bridge equity advances need to be satisfied within a six month period and will accrue a yield of 8%. In November 2008, the board approved an extension of the satisfaction period of an additional six month period. In connection with the acquisition of the First Niagara Bank (formerly Harleysville National Bank) and the

AMERICAN REALTY CAPITAL TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(Unaudited)

Note 10 — Related-Party Transactions and Arrangements (continued)

Rockland Trust Company portfolios and a FedEx Corp. distribution facility, the Company obtained bridge equity of $4.0 million, $2.5 million and $2.7 million, respectively. All outstanding amounts under this facility were repaid as of June 30, 2009.  During the three and six months ended June 30, 2009, the Company incurred related party interest expense of $0.1 million on this facility.

In the fourth quarter of 2008, the Company entered into an unsecured bridge equity facility with a related party, American Realty Capital Equity Bridge, LLC (“ARC Bridge”), whereby the Company can obtain bridge equity of up to $10.0 million from time-to-time as needed to provide short-term bridge equity relating to property acquisitions and for general working capital purposes. ARC Bridge is a 50% joint venture between the Sponsor and an unrelated third party. Bridge equity investments from this facility accrued a yield at an annual rate of 30 day LIBOR plus 5% with a floor of 8%. The bridge equity advances relating to the PNC bank locations (formerly National City Bank), Rite Aid portfolio acquisitions and a distribution facility from FedEx Corp. were $ 1.3 million, $5.3 million and $9.6 million, respectively. The related yield on such short-term bridge equity was 8.11%. The Company incurred interest expense on these advances of  $0.1 million for the three  and six months ended June 30, 2009, respectively. As of December 31, 2009,this facility was repaid in full.

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

AMERICAN REALTY CAPITAL TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(Unaudited)

Note 12 — Share-Based Compensation

Stock Option Plan

The Company has a stock option plan (the “Plan”), which authorizes the grant of nonqualified stock options to the Company’s independent directors, subject to the absolute discretion of the board of directors and the applicable limitations of the Plan. The Company intends to grant options under the Plan to each qualifying director annually. The exercise price for all stock options granted under the Plan will be fixed at $10.00 per share until the termination of our initial public offering, and thereafter the exercise price for stock options granted to our independent directors will be equal to the fair market value of a share on the last business day preceding the annual meeting of stockholders. As of June 30, 2010, the Company had granted options to purchase 27,000 shares at $10.00 per share, each with a two year vesting period and an expiration of 10 years. A total of 1,000,000 shares have been authorized and reserved for issuance under the Plan.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The following assumptions were used in the determination of fair value: expected life of 10 years, risk free rate of 3.83%, volatility of 5.0% and distribution yield of 6.5%.

During the six months ended June 30, 2010 and 2009, 9,000 shares were issued and none were forfeited or exercised.  As of June 30, 2010, all vested options to purchase 13,500 shares and unvested options to purchase 13,500 shares remained outstanding with a weighted average contractual remaining life of 8.2 years. The total compensation charge relating to these option grants is immaterial.

Restricted Share Plan

On January 22, 2010, the Board of Directors adopted an employee and director incentive restricted share plan (the “RSP”). The RSP provides for the automatic grant of 3,000 restricted shares of common stock to each of the independent directors, without any further action by the Company’s board of directors or the stockholders, on the date of each annual stockholder’s meeting. Restricted stock issued to independent directors will vest over a five-year period following the first anniversary of the date of grant in increments of 20% per annum. The employee and director incentive restricted share plan provides the Company with the ability to grant awards of restricted shares to the Company’s directors, officers and employees (if the Company ever has employees), employees of the Advisor and its affiliates, employees of entities that provide services to the Company, directors of the Advisor or of entities that provide services to us, certain of our consultants and certain consultants to the Advisor and its affiliates or to entities that provide services to us. The total number of common shares reserved for issuance under the RSP is equal to 1.0% of our authorized shares.

Restricted share awards entitle the recipient to common shares from the Company under terms that provide for vesting over a specified period of time or upon attainment of pre-established performance objectives. Such awards would typically be forfeited with respect to the unvested shares upon the termination of the recipient’s employment or other relationship with the Company. Restricted shares may not, in general, be sold or otherwise transferred until restrictions are removed and the shares have vested. Holders of restricted shares may receive cash distributions prior to the time that the restrictions on the restricted shares have lapsed. Any distributions payable in common shares shall be subject to the same restrictions as the underlying restricted shares. As of June 30, 2010, 9,000 shares had been issued to independent Directors under this plan at a fair value of $10.00 per share. The fair value of the shares will be expensed over the vesting period of five years. For the three and six months ended June 30, 2010, expense of $3 thousand was recorded. There were no restricted shares outstanding as of June 30, 2009.

AMERICAN REALTY CAPITAL TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(Unaudited)

Note 12 — Share-Based Compensation (continued)

In June 2010, the Company’s independent Directors approved and authorized the transfer of common shares in accordance with the RSP to the Advisor equaling 1% of authorized shares under the primary Offering, subject to certain terms and conditions.  Such transfer was not effectuated as of June 30, 2010 (or as of the filing date of this Form 10-Q).

AMERICAN REALTY CAPITAL TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(Unaudited)

Note 13 — Net Loss Per Share

The following is a summary of the basic and diluted net loss per share computation for the three and six months ended June 30, 2010 and 2009 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net loss attributable to American Realty Capital Trust, Inc.	$(992)	$(673)	$(1,379)	$(2,012)
Weighted average common shares outstanding	25,165	3,152	21,131	2,344
Loss per share, basic and diluted	$(0.04)	$(0.21)	$(0.07)	$(0.86)

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

As of June 30, 2010, 27,000 stock options and 9,000 restricted shares were outstanding which were not included in the calculation of diluted earnings per share since the inclusion is anti-dilutive.

Note 14 – Noncontrolling Interests

In July 2009, the Company purchased a Walgreens location under a tenant in common structure with an unaffiliated third party. The third party’s investment of $1.1 million represented a 44.0% ownership interest in the property and entitles the investor to receive a proportionate share of the net operating cash flow derived from the property. Upon disposition of the property, the tenant in common will receive a proportionate share of the net proceeds from the sale of the property. The tenant in common has no recourse to any other assets of the Company.  Distributions of $20 thousand and $40 thousand, respectively,  were paid to the noncontrolling interest holder of this property for the three and six months ended June 30, 2010. At June 30, 2010, there were $3.7 million of real estate assets which collateralized $1.6 million of mortgage debt that were subject to this arrangement.

In the third quarter of 2009, the Company contributed a 49% interest in a FedEx distribution facility in Snow Shoe, PA and a PNC bank branch in Palm Coast, FL, to a newly created taxable REIT subsidiary (“TRS”) and sold interests in such properties for net proceeds of $2.0 million under a Delaware statutory trust. This investment represents a 49% ownership interest in these properties and entitles the investors to receive a proportionate share of the net operating cash flow from the properties. Upon disposition of the properties, the noncontrolling interest holders will receive a proportionate share of the net proceeds from the sale of the properties. The interest holders have no recourse to any other assets of the Company. Distributions of $42 thousand and $83 thousand, respectively, were paid to the noncontrolling interest holders of these properties for the three and six months ended June 30, 2010. At June 30, 2010, there were $12.1 million of real estate assets which collateralized $9.0 million of mortgage debt subject to this agreement.

     In September 2009, the Company contributed a partial interest of a PNC bank branch in Pompano, FL to a newly created TRS and sold an interest in the property for net proceeds of $0.4 million under a Delaware statutory trust. This investment represents a 35.2% ownership interest in this property and entitles the investor to receive a proportionate share of the net operating cash flow from the properties. Upon

AMERICAN REALTY CAPITAL TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(Unaudited)

Note 14 – Noncontrolling Interests (continued)

disposition of the property, the noncontrolling interest holder will receive a proportionate share of the net proceeds from the sale of the property. The interest holder has no recourse to any other assets of the Company.  Distributions of $9 thousand and $17 thousand, respectively,  were paid to the noncontrolling interest holder of these properties for the three and six months ended June 30, 2010. At June 30, 2010, there were $3.5 million of real estate assets which collateralized $2.4 million of mortgage debt subject to this agreement.

  In January 2010, the Company contributed a partial interest of three CVS Pharmacy locations in Visalia, CA, Smyrna, GA and Chicago, IL to a newly created TRS and sold an interest in the properties for net proceeds of $2.6 million under a Delaware statutory trust. This investment represents a 49% ownership interest in these properties and entitles the investors to receive a proportionate share of the net operating cash flow from the properties. Upon disposition of the properties, the noncontrolling interest holders will receive a proportionate share of the net proceeds from the sale of the properties. The interest holder has no recourse to any other assets of the Company.  Distributions of $30 thousand and $80 thousand , respectively, were paid to the noncontrolling interest holders of these properties for the three and six months ended June 30, 2010. At June 30, 2010, there were $11.3 million of real estate assets which collateralized $6.8 million of mortgage debt subject to this agreement.

    In February 2010, the Company purchased a Reckitt Benckiser location in Tooele, UT with unaffiliated third parties. The third party’s net investment of $2.4 million represented a 14.6% ownership interest in the property and entitles the investors to receive a proportionate share of the net operating cash flow derived from the property. Upon disposition of the property, the third parties will receive a proportionate share of the net proceeds from the sale of the property. The third parties have no recourse to any other assets of the Company.  Distributions of $25 thousand were accrued to be paid to the noncontrolling interest holders of this property for the three and six months ended June 30, 2010. At June 30, 2010, there were $31.2 million of real estate assets which collateralized $15.0 million of mortgage debt that were subject to this arrangement.

In April 2010, the Company purchased a FedEx distribution facility located in West Sacramento, CA with unaffiliated third parties. The third party’s net investment of $3.0 million represented a 15.4% ownership interest in the property and entitles the investors to receive a proportionate share of the net operating cash flow derived from the property. Upon disposition of the property, the third parties will receive a proportionate share of the net proceeds from the sale of the property. The third parties have no recourse to any other assets of the Company.  Distributions of $51 thousand were accrued to be paid to the noncontrolling interest holders of this property for the three and six months ended June 30, 2010. At June 30, 2010, there were $33.9 million of real estate assets which collateralized $15.0 million of mortgage debt that were subject to this arrangement.

  In May 2010, the Company contributed a partial interest of five CVS Pharmacy Porfolio II locations in Pico Rivera, CA, Jacksonville, FL, Harrisonville, MO, Creedmoor, NC, and Reno, NV to a newly created TRS and will sell up to 49% of the interest in the properties under a Delaware statutory trust. The investments will entitle the investors to receive a proportionate share of the net operating cash flow from the properties. Upon disposition of the properties, the noncontrolling interest holders will receive a proportionate share of the net proceeds from the sale of the properties. The interest holder has no recourse to any other assets of the Company.  Distributions will be paid to the noncontrolling interest holders of these properties.  At June 30, 2010, there were $18.7 million of real estate assets and no mortgage debt subject to this agreement.

  In June 2010, the Company contributed a partial interest of six Bridgestone Firestone II locations in Albuquerque, NM, Allen, TX, Crowley, TX, League City, TX, Rockwell, TX, and Weatherford, TX to a newly created TRS and will sell up to 49% of the interest in the properties under a Delaware statutory trust. As of June 30, 2010, the company has sold interests in the properties for net proceeds of $1.6 million. This investment represents a 12.1% ownership interest in these properties and entitles the

AMERICAN REALTY CAPITAL TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(Unaudited)

Note 14 – Noncontrolling Interests (continued)

investors to receive a proportionate share of the net operating cash flow from the properties. Upon disposition of the properties, the noncontrolling interest holders will receive a proportionate share of the net proceeds from the sale of the properties. The interest holder has no recourse to any other assets of the Company.  Distributions will be paid to the noncontrolling interest holders of these properties beginning in July, 2010. At June 30, 2010, there were $13.0 million of real estate assets without mortgage debt subject to this agreement.

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

AMERICAN REALTY CAPITAL TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(Unaudited)

Note 15 — Subsequent Events

The Company has evaluated subsequent events through the filing of this Form 10-Q, and determined that there have not been any events that have occurred that would require adjustments to the disclosures to the consolidated financial statements except for the following transactions:

Acquisition of Real Estate Investments.

 The following table presents certain information about the properties that the Company acquired subsequent to June 30, 2010 through August 11, 2010 (dollar amounts in thousands):

Seller / Property Name	Acquisition Date	No. of Buildings	Square Feet	Remaining Lease Term (1)	Base Purchase Price (2)	Capitalization Rate (3)	Net Operating Income (4)	Purchase Price (5)

Total portfolio – June 30, 2010		167	2,840,592	15.3	$506,193	8.27%	$42,374	$511,315
Dollar General	July 2010	1	8,988	14.3	1,228	9.61%	118	1,228
Tractor Supply	July 2010	1	18,976	14.9	2,846	8.71%	248	2,846
Advance Auto	July 2010	3	19,752	13.0	4,385	8.16%	358	4,385
CSAA Portfolio	August 2010	8	105,998	21.7	38,482	7.36%	2,833	38,482
Total portfolio – August 11,2010		180	2,994,306	15.7	$553,134	8.30%	$45,931	$558,256
________________________

(1) -	Remaining lease term in years as of Aug 11, 2010. If the portfolio has multiple locations with varying lease expirations, remaining lease term is calculated on a weighted-average basis.
(2) -	Contract purchase price excluding acquisition related costs.
(3) -	Net operating income divided by base purchase price.
(4) -	Annualized rental income less property operating expenses, as applicable.
(5) -
Base purchase for acquisitions prior to January 1, 2009 include capitalized acquisition related costs. Effective January 1, 2009, acquisition and transaction related costs are required to be expensed as incurred in accordance with generally accepted accounting principals.

AMERICAN REALTY CAPITAL TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(Unaudited)

Financing arrangements

 The following table presents certain information about financing arrangements that the Company entered into subsequent to June 30, 2010 (dollar amounts in thousands):

	Total Purchase Price	Mortgage Notes (1)	Effective Interest Rate	Leverage Ratio (2)

Total portfolio – June 30, 2010	$511,315	$245,855	6.10%	48.1%
Super Stop & Shop (3)	—	10,800	5.25%	45.4%
Dollar General	1,228	—	—	—
Tractor Supply	2,846	—	—	—
Advance Auto	4,385	—	—	—
CSAA Portfolio	38,482	—	—	—
Less: amortization of principal	—	(183)	—	—
Total portfolio – August 11, 2010 (4)	$558,256	$256,472	6.07%	50.2%
________________________

(1) -	Consists of long-term mortgage notes.
(2) -	Mortgage notes divided by total purchase price.
(3)	Purchase price included in total portfolio as of June 30, 2010.
(4) -	Weighted-average, as applicable.

AMERICAN REALTY CAPITAL TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(Unaudited)

Sources of Capital

As of August 11, 2010, the Company had issued 35,333,928 shares of common stock, including shares issued under the DRIP. Total gross proceeds from these issuances were $349.8 million. As of August 11, 2010, the aggregate value of all share issuances was $353.0 million based on a per share value of $10.00 (or $9.50 per share for shares issued under the DRIP).

Total capital raised to date is as follows (amounts in thousands):

Source of Capital	Inception to June 30, 2010	July 1 to August 11, 2010	Total
Common shares	$296,714	$53,132	$349,846
Notes payable	13,000	—	13,000
Exchange proceeds, net (1)	13,085	1,039	14,124
Total	$322,799	$54,171	$376,970

(1)
Includes amounts received by the Company in connection with transactions completed through its affiliate, American Realty Capital Exchange, LLC.  Such transactions include joint ventures whereby unaffiliated third-party investors co-invested in investment properties that are majority owned and controlled by the Company.

Revolving Credit Facilities

On July 27, 2010, the Company entered into a credit agreement with Capital One, N.A., providing for a secured revolving line of credit in the amount of $30.0 million. On August 5, 2010, the Company also entered into a credit agreement with U.S. Bank for a secured revolving line of credit in the amount of $20 million, which will automatically increase to $30.0 million six months after closing. In aggregate, the Company will have access to $60.0 million of borrowing availability under both facilities once they are fully collateralized. The Company will use these facilities in connection with ongoing property acquisitions, as needed. The interest rate on both credit facilities is the LIBOR rate plus 3.25% (as of July 27, 2010, this rate was 3.575%); both credit facilities require interest only payments. The credit facilities have initial terms of 30 months and 24 months, respectively; and have a one time extension option of one year.

Follow-on offering

      On August 5,  2010, the Company filed a registration statement on Form S-11 to register $325,000,000 shares of common stock in connection with the follow on offering to its initial public offering.   The Company commenced its initial public offering of $1.5 billion of common stock in January 2008. The initial public offering was originally set to expire on January 25, 2011, three years after its effective date. However, as permitted by Rule 415 of the Securities Act, the Company will now continue its initial public offering until the earlier of July 24, 2011 or the date that the SEC declares the registration statement for the follow on offering effective.

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

Overview

We are a Maryland corporation that elected to be taxed as a real estate investment trust, or REIT, beginning with the taxable year ended December 31, 2008. On September 10, 2007, we filed our Registration Statement with the SEC to offer a minimum of 750,000 shares and a maximum of 150,000,000 shares of common stock for sale to the public. The SEC declared the registration statement effective on January 25, 2008, at which time we launched our ongoing initial public offering. On March 11, 2008, we broke escrow in our ongoing initial public offering and then commenced our real estate operations. As of June 30, 2010, we issued 29,972,909 shares of common stock, including 339,077 shares issued in connection with an acquisition in March 2008. Total gross proceeds from these issuances were $296.7 million. As of June 30, 2010, the aggregate value of all share issuances and subscriptions outstanding was $299.5 million based on a per share value of $10.00 (or $9.50 for shares issued under the distribution reinvestment plan, or DRIP. As of June 30, 2010, 77,759 shares of common stock had been redeemed under our stock repurchase program at a value of $0.8 million. We are dependent upon the net proceeds from the offering to conduct our proposed operations.

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

We intend to continue our strategy of acquiring freestanding, single tenant properties through sale-leaseback and marketed transactions with in-place leases that have a minimum of ten years remaining under the primary term. Such leases generally include renewal options. We typically fund our acquisitions with a combination of equity and debt and in certain cases we may use only equity capital or we may fund a portion of the purchase price of an acquisition through investments from third parties. We expect to arrange long-term financing on both a secured and unsecured fixed rate basis. We intend to continue to grow our existing relationships and develop new relationships throughout various markets we serve, which we expect will lead to further acquisition opportunities. We intend to have an overall leverage ratio as it relates to long-term secured mortgage financings of approximately 45% to 50%. As of June 30, 2010 our leverage ratio was 48.1%. We generally arrange for our mortgage note agreements to include monthly principal payments together with interest.  This amortization results in lowering our overall mortgage notes balance on a continuous basis.

As of June 30, 2010, we owned 167 properties compromising 2.8 million square feet, 100% leased with a weighted average remaining lease term of 15.4 years. In constructing our portfolio, we are committed to diversification (industry, tenant and geography).  As of June 30, 2010, rental revenues derived from investment grade tenants (rated BBB+ or better by Standards & Poor) approximated 86.1%.  Our strategy encompasses receiving the majority of our revenue from investment grade tenants as we further acquire properties and enter into (or assume) long-term lease arrangements.

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

Results of Operations

As of June 30, 2010, we owned 167 properties which are 100% leased, compared to 92 properties which were 100% leased at June 30, 2009, an increase of 81.5%. Accordingly, our results of operations for the three and six months ended June 30, 2010 as compared to the three and six months ended June 30, 2009 reflect significant increases in most categories.

Comparison of Three Months Ended June 30, 2010 and 2009.

Rental Income

Rental income increased $6.5 million to $9.4 million for the three months ended June 30, 2010, compared to $2.9 million for the three months ended June 30, 2009. The increase in rental income was driven by our acquisition of $355.8 million of net leased property subsequent to June 30, 2009 with total square footage of 2.1 million. These properties, acquired at an average 8.70% cap rate, with a remaining lease term of 11.0 to 23.9 years primarily to investment grade tenants.

Asset Management Fees to Affiliate

Our Advisor is entitled to fees for the management of our properties as well as fees for purchases and sales of properties. The Advisor was paid $0.4 in asset management fees for the three months ended June 30, 2010 and waived all fees for the three months ended June 30, 2009 to improve our working capital. For the three months ended June 30, 2010 and 2009, we would have incurred additional asset management fees of $0.8 million and $0.4 million, respectively, had they not been waived.

Property Management Fees to Affiliate

Our affiliated Property Manager has elected to waive the property management fees for the three months ended June 30, 2010 and 2009 in order to improve our working capital. Such fees represent amounts that had they not been waived, would have been paid to our Property Manager to manage and lease our properties. For the three months ended June 30, 2010 and 2009, we would have incurred property management fees of $0.1 million and $0.05 million, respectively, had the fees not been waived.

Acquisition and Transaction Related Costs

We incurred acquisition and transaction related costs of $0.6 million on acquisitions with a total cost of $98.9 million for the three months ended June 30, 2010. We did not complete any acquisitions in the three months ended June 30, 2009 and therefore no acquisition and transactions costs were recognized during that period.

General and Administrative Expenses

General and administrative expenses increased $0.2 million to $0.3 million for the three months ended June 30, 2010, compared to $0.1 million for the three months ended June 30, 2009.  The majority of the general and administrative expenses for the three months ended June 30, 2010 included $72 thousand of insurance expense, $177 thousand of professional fees, and $35 thousand of taxes. The increase from the three months ended June 30, 2009 is mainly due to expenses to support our larger real estate portfolio.

Depreciation and Amortization Expense

Depreciation and amortization expense increased $3 million to $4.7 million for the three months ended June 30, 2010, compared to $1.7 million for the three months ended June 30, 2009. The increase in depreciation and amortization expense was the result of our acquisition of real estate during 2009 and in 2010. These properties were placed into service when acquired and are being depreciated for the period held.

Interest Expense

Interest expense increased $1.8 million to $4.1 million for the three months ended June 30, 2010, compared to $2.3 million for the three months ended June 30, 2009. The increase in interest expense was the mainly the result of a higher debt balance due to the financing of a portion of our property acquisitions. The first mortgage debt as of June 30, 2010 and 2009 was $245.9 million and $112.2 million, respectively, an increase of 119.2%. We view these secured financing sources as an efficient and accretive means to acquire properties.

Our interest expense in future periods will vary based on our level of future borrowings, which will depend on the level of proceeds raised in the Offering, the cost of borrowings, and the opportunity to acquire real estate assets which meet our investment objectives.

Derivative Instruments

Included in other income was a loss in the fair value of derivative instruments of $0.2 million for the three months ended June 30, 2010, compared to a gain of $0.5 million for the three months ended June 30, 2009.  These losses and gains are related to marking our derivative instruments to fair value.

Gains on Sales to Noncontrolling Interest Holders, Net

Net gains on sales to noncontrolling interest holders of $17 thousand for the three months ended June 30, 2010, is comprised of the excess of proceeds received over the amortized costs of the property sold in joint venture and other agreements with third parties net of related federal and state income tax effects.

Comparison of Six Months Ended June 30, 2010 and 2009

Rental Income

Rental income increased $10.9 million to $16.8 million for the six months ended June 30, 2010, compared to $5.9 million for the six months ended June 30, 2009. The increase in rental income was driven by our acquisition of $355.8 million of net leased property subsequent to June 30, 2009 with total square footage of 2.1 million. These properties were acquired at an average 8.70% cap rate and with a remaining lease term of 11.0 to 23.9 years primarily to investment grade tenants.

Asset Management Fees to Affiliate

Our Advisor is entitled to fees for the management of our properties as well as fees for purchases and sales of properties. The Advisor was paid $0.4 million in asset management for the six months ended June 30, 2010 and waived all fees for the six months ended June 30, 2009 to improve our working capital. For the six months ended June 30, 2010 and 2009, we would have incurred additional asset management fees of $1.7 million and $0.8 million, respectively, had they not been waived.

Property Management Fees to Affiliate

Our affiliated Property Manager has elected to waive the property management fees for the six months ended June 30, 2010 and 2009 in order to improve our working capital. Such fees represent amounts that had they not been waived, would have been paid to our Property Manager to manage and lease our properties. For the six months ended June 30, 2010 and 2009, we would have incurred property management fees of $0.3 million and $0.1 million, respectively, had the fees not been waived.

Acquisition and Transaction Related Costs

We incurred acquisition and transaction related costs of $1million on acquisitions with a total cost of $98.9 million for the six months ended June 30, 2010. We did not complete any acquisitions in the six months ended June 30, 2009 and therefore no acquisition and transactions costs were recognized during that period.

General and Administrative Expenses

General and administrative expenses increased $0.4 million to $0.6 million for the six months ended June 30, 2010, compared to $0.2 million for the six months ended June 30, 2009.  The majority of the general and administrative expenses for the six months ended June 30, 2010 included $136 thousand of insurance expense, $246 thousand of professional fees, and $80 thousand of taxes. The increase from the six months ended June 30, 2009 is mainly due to expenses to support our larger real estate portfolio.

Depreciation and Amortization Expense

Depreciation and amortization expense increased $5.0 million to $8.5 million for the six months ended June 30, 2010, compared to $3.5 million for the six months ended June 30, 2009. The increase in depreciation and amortization expense was the result of our acquisition of real estate during 2009 and in 2010. These properties were placed into service when acquired and are being depreciated for the period held.

Interest Expense

Interest expense increased $3 million to $7.8 million for the six months ended June 30, 2010, compared to $4.8 million for the six months ended June 30, 2009. The increase in interest expense was the mainly the result of a higher debt balance due to the financing of a portion of our property acquisitions. The first mortgage debt as of June 30, 2010 and 2009 was $245.9 million and $112.2 million, respectively, an increase of 119.2%. We view these secured financing sources as an efficient and accretive means to acquire properties.

Our interest expense in future periods will vary based on our level of future borrowings, which will depend on the level of proceeds raised in the Offering, the cost of borrowings, and the opportunity to acquire real estate assets which meet our investment objectives.

Derivative Instruments

Included in other income was a loss in the fair value of derivative instruments of $391 thousand for the six months ended June 30, 2010, compared to a gain of $549 thousand for the six months ended June 30, 2009.  These losses and gains are related to marking our derivative instruments to fair value.

Gains on Sales to Noncontrolling Interest Holders, Net

Net gains on sales to noncontrolling interest holders of $0.4 million for the six months ended June 30, 2010, is comprised of the excess of proceeds received over the amortized costs of the property sold in joint venture and other agreements with third parties net of related federal and state income tax effects.

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

We believe that modified funds from operations (“MFFO”) is helpful to investors as a measure of operating performance because it excludes charges that management considers more reflective of investing activities or non-operating valuation changes.  By providing FFO and MFFO, we present information that assists investors and analysts in aligning their analysis with management’s analysis of long-term operating activities.  We believe fluctuations in MFFO are indicative of changes in operating activities and provide comparability in evaluating our performance over time and as compared to other real estate companies that may not be affected by impairments, write-offs of capitalized costs or have acquisition activities.  As explained below, management’s evaluation of our operating performance excludes the items considered in the calculation of MFFO based on the following economic considerations:

·
Acquisition-related costs.  In evaluating investments in real estate, management’s investment models and analysis differentiate costs to acquire the investment from the operations derived from the investment.  Prior to 2009, acquisition costs for these types of investments were capitalized; however beginning in 2009 acquisition costs related to business combinations are expensed.  We believe by excluding expensed acquisition costs, MFFO provides useful supplemental information that is comparable with other companies that do not currently engage in acquisition activities and is consistent with management’s analysis of the investing and operating performance of our properties.

·
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

Our calculation of FFO, which we believe is consistent with the calculation of FFO as defined by NAREIT, and MFFO is presented in the following table for the applicable periods during the three and six months ended June 30, 2010 and 2009 (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009 (5)
Net loss	$(992)	$(673)	$(1,379)	$(2,012)
Add:
Depreciation of real estate assets	3,748	1,362	6,802	2,724
Amortization of intangible lease assets	875	269	1,506	538
Fair value adjustment (1)	233	(524)	391	(581)
Noncontrolling interest adjustment (2)	(242)	—	(390)	—
Gains on sales to noncontrolling interest holders, net	(17)	—	(352)	—
FFO	3,605	434	6,578	669
Acquisition and transaction related costs	640	—	981	—
Modified FFO	$4,245	$434	$7,559	$669
Distributions paid (3)(4)	3,844	410	7,072	630
Modified FFO coverage ratio	110.4%	105.9%	106.9%	106.2%
Modified FFO payout ratio	90.6%	94.4%	93.6%	94.2%

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

Cash Flows for the Six Months Ended June 30, 2010

During the six months ended June 30, 2010, net cash provided by operating activities was $6.4 million. The level of cash flows provided by operating activities is affected by both the timing of interest payments and amount of borrowings outstanding during the period. It is also affected by the receipt of scheduled rent payments. Prepaid expenses and other assets increased by $2.6 million principally resulting from the prepayment of $1 million and $0.3 million of asset management and finances fees, and straight-line rents of $1 million during the six months ended June 30, 2010. Deferred rent increased by $0.4 million and accounts payable increased by $1.3 million.

Net cash used in investing activities during the six months ended June 30, 2010, was $182.2 million principally relating to acquisitions completed in 2010.

Net cash provided by financing activities totaled approximately $179.8 million during the six months ended June 30, 2010. Such amount consisted primarily of approximately $131.4 million from issuance of common stock and the net proceeds from mortgage notes payable of $76.7 million and contributions from noncontrolling interest holders of $9.6 million, partially offset by the repayment of short-term bridge funds and notes payable of $15.9 million and $14.6 million respectively, distributions to common stockholders of $3.9 million, payments of deferred financing costs of $1.5 million and distributions to noncontrolling interest holders of $0.4 million.

Cash paid for interest during the six months ended June 30, 2010 was $4.0 million.

Cash Flows for the Six Months Ended June 30, 2009

During the six months ended June 30, 2009, net cash used in operating activities was $4.3 million. Prepaid expenses and other assets increased by $2.2 million principally resulting from the acquisition of $0.6 million of non-real estate investment furniture and fixtures and the prepayment of $1.0 million of asset management fees. Accounts payable and accrued expenses decreased by $0.9 million, the majority of which relates to professional fees, accrued interest and finance coordination fees. Due to affiliates decreased by $2.2 million during the six months ended June 30, 2009.

Net cash used in investing activities during the six months ended June 30, 2009, was $0.2 million, principally relating to prior period acquisition related costs.

Net cash provided by financing activities totaled $7.1 million during the six months ended June 30, 2009. Such amount consisted primarily of net proceeds from long-term notes payable of $11.9 million and $24.9 million from issuance of common stock. These amounts were offset by the satisfaction of $12.0 million of short-term bridge funds; a $6.5 million related party convertible bridge revolver, a $5.4 million of related party bridge facility and a $4.0 million short term convertible redeemable preferred facility. Cash of $0.4 million was used for distributions to shareholders.

Cash paid for interest during the six months ended June 30, 2009 was $4.9 million.

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

We expect to meet our future short-term operating liquidity requirements through a combination of net cash provided by our current property operations and the operations of properties to be acquired in the future and proceeds from the sale of common stock.  Management expects that in the future, as our portfolio grows, our properties will generate sufficient cash flow to cover operating expenses and the payment of a monthly distribution. Other potential future sources of capital include proceeds from secured or unsecured financings from banks or other lenders, proceeds from private offerings, proceeds from the sale of properties and undistributed funds from operations.

We expect to continue to raise capital through the sale of our common stock and to utilize the net proceeds from the sale of our common stock and proceeds from secured financings to complete future property acquisitions. As of June 30, 2010, we issued 29,972,909 shares of common stock, including shares issued under our DRIP and 339,077 shares issued in connection with an acquisition in March 2008. Total gross proceeds from these issuances were $269.7 million. As of June 30, 2010, the aggregate value of all share issuances and subscriptions outstanding was $299.5 million based on a per share value of $10.00 (or $9.50 per share for shares issued under the DRIP). As of June 30, 2010 an additional 120,420,679 shares were available for issuance under the current registration statement and an additional 24,518,909 shares were available to be issued under the DRIP. We will continue to offer these shares until January 25, 2011, when our current registration statement expires.

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

In February 2008, the board of directors declared a distribution for each monthly period commencing 30 days subsequent to acquiring our initial portfolio of real estate investments. The first monthly distribution was paid in April 2008. The distribution is calculated based on stockholders of record each day during the applicable period at a rate that, if paid each day for a 365-day period, would equal a specified annualized rate based on a share price of $10.00. The initial annualized rate was 6.5% based on the share price of $10.00. On November 5, 2008, the board of directors of approved an increase in its annual cash distribution from $0.65 to $0.67 per share. Based on a $10.00 share price, this 20 basis point increase, effective January 2, 2009, resulted in an annualized distribution rate of 6.7%. Effective April 1, 2010 our daily distribution rate increased by another 30 basis points, resulting in an annualized distribution rate of 7.0%.

The Company, our board of directors and Advisor share a similar philosophy with respect to paying our distribution. The distribution should principally be derived from cash flows generated from real estate operations. During the six months ended June 30, 2010 and 2009, distributions paid totaled $7.1 million and $0.6 million, respectively, inclusive of $3.1 million and $0.2 million, respectively of common shares issued under the DRIP. In order to improve our operating cash flows and our ability to pay dividends from operating cash flows, our related party Advisor agreed to waive certain fees including asset management and property management fees of $1.7 million and $0.3 million, respectively, for the six months ended June 30, 2010 and $0.7 million and $0.1 million, respectively, for the six months ended June 30, 2009. The fees that were waived relating to the activity during the six months ended June 30, 2010 and 2009 are not deferrals and accordingly, will not be paid by the Company. As our real estate portfolio grows, we expect cash flows from operations to cover a more significant portion of our dividend distributions and over time to cover the entire distribution. As the cash flows from operations become more significant our Advisor may discontinue its past practice of waiving fees and may charge the full fee owed to it in accordance with our agreements with the Advisor.

Loan Obligations

The payment terms of our loan obligations vary. In general, principal and interest are payable monthly with all unpaid principal and interest due at maturity. Certain of our mortgage loans have initial payments of interest only but require principal repayment in subsequent years. Some of our loan agreements stipulate that we comply with specific reporting and financial covenants mainly related to debt coverage ratios and loan to value ratios. Each loan that has these requirements has specific ratio thresholds that must be met. As of June 30, 2010, we were in compliance with the debt covenants under our loan agreements.

Our Advisor may, with approval from our independent board of directors, seek to borrow short-term capital that, combined with secured mortgage financing, exceeds our targeted leverage ratio. Such short-term borrowings may be obtained from third-parties on a case-by-case basis as acquisition opportunities present themselves simultaneous with our capital raising efforts. We view the use of short-term borrowings as an efficient and accretive means of acquiring real estate in advance of raising equity capital. Accordingly, we can take advantage of buying opportunities as we expand our fund raising activities. As additional equity capital is obtained, these short-term borrowings will be repaid. Our leverage ratio approximated 48.1% (secured mortgage notes payable as a percentage of total real estate investments, at cost) as of June 30, 2010.

In addition as of June 30, 2010 we have an unused short-term equity line available to us from a related party entity that allows us to draw a maximum of $10.0 million.

Other Obligations

Our board of directors has adopted a SRP that enables our stockholders to sell their shares to us under limited circumstances. At the time a shareholder requests redemption, we may, subject to certain conditions, redeem the shares presented for repurchase for cash to the extent we have sufficient funds available to fund such purchase. As of June 30, 2010 we have repurchased 77,759 shares at a value of $0.7 million.

As of June 30, 2010, we had cash and cash equivalents of $8.9 million, which we expect to be used primarily to invest in additional real estate, pay operating expenses and pay stockholder distributions.

Contractual Obligations

The following is a summary of our contractual obligations as of June 30, 2010 (in thousands):

		As of June 30, 2010,
Principal Payments Due:	Total	Less Than One Year	1-3 Years	3-5 Years	Thereafter
Mortgage notes payable	$245,855	$2,573	$28,366	$112,170	$102,746
Other notes payable	13,000	—	13,000	—	—
Purchase obligations (1)	—	—	—	—	—
	$258,855	$2,573	$41,366	$112,170	$102,746

Interest Payments Due:
Mortgage notes payable	$102,583	$14,983	$29,291	$21,822	$36,487
Other notes payable	1,764	1,175	589	—	—
Purchase obligations (1)	—	—	—	—	—
	$104,347	$16,158	$29,880	$21,822	$36,487
_______________

(1)
Subsequent to June 30, 2010, we acquired a Dollar General property, a Tractor Supply, a CVS Pharmacy location, two Fifth Third Bank locations, five Walgreen properties and three Advance Auto locations. See Note 15 of the consolidated financial statements included in this Form 10-Q for more information about the financing arrangements related to these acquisitions.

Election as a REIT

We elected to be taxed as a REIT under Sections 856 through 860 of the Code commencing with our taxable year ended December 31, 2008. If we continue to qualify for taxation as a REIT, we generally will not be subject to federal corporate income tax to the extent we distribute our REIT taxable income to our stockholders, and so long as we distribute at least 90% of our REIT taxable income. REITs are subject to a number of other organizational and operational requirements. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property, and federal income and excise taxes on our undistributed income. We believe we are organized and operating in such a manner as to qualify to be taxed as a REIT for the taxable six months ended June 30, 2010.

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

As of June 30, 2010, our debt included fixed-rate debt with a carrying value of $154.2 million and a fair value of $151.7 million. Changes in market interest rates on our fixed rate debt impact fair value of the debt, but it has no impact on interest incurred or cash flow. For instance, if interest rates rise 100 basis points and our fixed rate debt balance remains constant, we expect the fair value of our debt to decrease, the same way the price of a bond declines as interest rates rise. The sensitivity analysis related to our fixed–rate debt assumes an immediate 100 basis point move in interest rates from their June 30, 2010 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed rate debt by approximately $8.6 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed-rate debt by $15.1 million.

As of June 30, 2010, our debt included variable-rate mortgage notes payable with a carrying value of $91.6 million. Interest rate volatility associated with this variable-rate mortgage debt has been mitigated by the use of hedge instruments. The sensitivity analysis related to our variable-rate debt assumes an immediate 100 basis point move in interest rates from their June 30, 2010 levels, with all other variables held constant. A 100 basis point increase or decrease in variable interest rates on our variable-rate notes payable would increase or decrease our interest expense by $0.9 million annually.

These amounts were determined by considering the impact of hypothetical interest rate changes on our borrowing costs, and, assume no other changes in our capital structure.

As the information presented above includes only those exposures that existed as of June 30, 2010, it does not consider exposures or positions arising after that date. The information represented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of fluctuations.

We do not have any foreign operations and thus we are not exposed to foreign currency fluctuations.

 Item 4. Controls and Procedures

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

No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended June 30, 2010 that has materially affected, or is reasonable likely to materially affect, our internal controls over financial reporting.

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

Brian S. Block
Executive Vice President, Chief Financial Officer (Principal Accounting Officer)

Date: August 13, 2010

EXHIBIT INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (and are numbered in accordance with Item 601 of Regulation S-K).

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