Form 10-Q
period 2010-09-30
American Realty Capital Trust, Inc.
filed 2010-11-15
CIK 1410997

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
 (Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

The number of outstanding shares of the registrant’s common stock on November 11, 2010 was 51,381,974 shares.

AMERICAN REALTY CAPITAL TRUST, INC.

PART I - Financial Information
Item 1. Financial Statements
AMERICAN REALTY CAPITAL TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands except share and per share data)

	September 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
Real estate investments, at cost:
Land	$114,219	$37,779
Buildings, fixtures and improvements	483,068	261,939
Acquired intangible lease assets	78,529	38,838
Total real estate investments, at cost	675,816	338,556
Less accumulated depreciation and amortization	(25,379)	(11,292)
Total real estate investments, net	650,437	327,264

Cash and cash equivalents	4,406	5,010
Restricted cash	77	43
Prepaid expenses and other assets	8,700	4,458
Deferred financing costs, net	5,991	2,502
Total assets	$669,611	$339,277

LIABILITIES AND EQUITY

Short-term bridge equity funds	$—	$15,878
Mortgage notes payable	285,668	183,811
Long-term notes payable	12,790	13,000
Below-market lease liabilities, net	8,530	9,085
Derivatives, at fair value	6,880	2,768
Accounts payable and accrued expenses	3,546	1,536
Deferred rent and other liabilities	1,317	1,144
Distributions payable	2,380	1,499
Total liabilities	321,111	228,721

Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value; 240,000,000 shares authorized, 43,370,222 and 14,672,237 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	433	147
Additional paid-in capital	366,033	122,506
Accumulated other comprehensive loss	(5,283)	(1,737)
Accumulated deficit	(28,750)	(13,669)
Total American Realty Capital Trust, Inc. stockholders’ equity	332,433	107,247
Noncontrolling interests	16,067	3,309
Total equity	348,500	110,556
Total liabilities and equity	$669,611	$339,277

The accompanying notes are an integral part of these financial statements.

AMERICAN REALTY CAPITAL TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Rental income:
Rental income	$11,928	$3,781	$28,737	$9,643
Total rental income	11,928	3,781	28,737	9,643

Operating expenses:
Asset management fees to affiliate	500	70	850	70
Acquisition and transaction related	785	347	1,766	347
General and administrative	250	110	811	307
Depreciation and amortization	5,731	2,084	14,237	5,544
Total operating expenses	7,266	2,611	17,664	6,268
Operating income	4,662	1,170	11,073	3,375

Other income (expense):
Interest expense	(4,724)	(2,522)	(12,511)	(7,292)
Interest income	35	18	67	22
Gain on disposition of property, net	143	—	143	—
Gains on sales to noncontrolling interest holders, net	67	—	419	—
Gains (losses) on derivative instruments	(177)	(195)	(568)	354
Total other expenses	(4,656)	(2,699)	(12,450)	(6,916)
Net income (loss)	6	(1,529)	(1,377)	(3,541)
Net (income) loss attributable to noncontrolling interests	(80)	45	(76)	45
Net loss attributable to American Realty Capital Trust, Inc.	$(74)	$(1,484)	$(1,453)	$(3,496)

Basic and diluted loss per share attributable to American Realty Capital Trust, Inc.	$(0.00)	$(0.22)	$(0.06)	$(0.92)

The accompanying notes are an integral part of these financial statements.

AMERICAN REALTY CAPITAL TRUST, INC.
CONSOLIDATED STATEMENT OF EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2010
(In thousands except share data)
(Unaudited)

	Common Stock					Total American Realty
	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Capital Trust, Inc. Stockholders’ Equity	Non- controlling Interests	Total Equity
Balance, December 31, 2009	14,672,237	$147	$122,506	$(1,737)	$(13,669)	$107,247	$3,309	$110,556
Issuance of common stock, net	27,546,792	275	273,122	—	—	273,397	—	273,397
Offering costs, commissions and dealer manager fees	—	—	(32,930)	—	—	(32,930)	—	(32,930)
Common stock issued through distribution reinvestment plan	601,873	6	5,712	—	—	5,718	—	5,718
Common stock redemptions	(159,680)	(2)	(2,447)	—	—	(2,449)	—	(2,449)
Share based compensation	709,000	7	70	—	—	77	—	77
Distributions declared	—	—	—	—	(13,628)	(13,628)	—	(13,628)
Contributions from noncontrolling interests	—	—	—	—	—	—	13,966	13,966
Distributions to noncontrolling interests	—	—	—	—	—	—	(661)	(661)
Gain on sale of assets to noncontrolling interest holders	—	—	—	—	—	—	(623)	(623)
Designated derivatives fair value adjustment	—	—	—	(3,546)	—	(3,546)	—	(3,546)
Net loss	—	—	—	—	(1,453)	(1,453)	76	(1,377)
Total comprehensive loss	—	—	—	—	—	(4,999)	76	(4,923)
Balance, September 30, 2010	43,370,222	$433	$366,033	$(5,283)	$(28,750)	$332,433	$16,067	$348,500

The accompanying notes are an integral part of this financial statement.

AMERICAN REALTY CAPITAL TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(1,377)	$(3,541)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	11,415	4,412
Amortization of intangibles	2,822	1,131
Amortization of deferred finance costs	703	418
Amortization of restricted share grants	77	—
Accretion of below-market lease liability	(235)	(236)
Gain on disposition of property	(143)	—
Gains on sales to noncontrolling interest holders	(623)	—
Losses (gains) on derivative instruments	568	(354)
Changes in assets and liabilities:
Prepaid expenses and other assets	(4,148)	(2,830)
Accounts payable and accrued expenses	2,010	(802)
Due from affiliated entity	—	(2,013)
Deferred rent and other liabilities	173	298
Net cash provided by (used in) operating activities	11,242	(3,517)

Cash flows from investing activities:
Investment in real estate and other assets	(338,280)	(76,321)
Dispositions of real estate and other assets	757	—
Net cash used in investing activities	(337,523)	(76,321)

Cash flows from financing activities:
Proceeds on mortgage notes payable	105,378	25,300
Payments on mortgage notes payable	(3,521)	(732)
Proceeds on related party bridge facility	—	9,553
Payments on related party bridge facility	—	(18,030)
Payments on short-term convertible redeemable preferred	—	(3,995)
Proceeds on related party convertible bridge revolver	—	2,715
Payments on related party convertible bridge revolver	—	(9,215)
Proceeds on short-term bridge funds	—	15,878
Payments on short-term bridge funds	(15,878)	(11,954)
Proceeds from long-term notes payable	—	11,910
Payments on long-term notes payable	(210)	—
Contributions from noncontrolling interests	13,966	3,108
Distributions to noncontrolling interests	(661)	(36)
Proceeds from issuances of common stock, net	240,319	65,105
Payments of deferred financing costs	(4,196)	(1,049)
Distributions paid	(7,037)	(920)
Payments for share redemptions	(2,449)	—
Restricted cash	(34)	10
Net cash provided by financing activities	325,677	87,648

Net increase (decrease) in cash	(604)	7,810
Cash, beginning of period	5,010	887
Cash, end of period	$4,406	$8,697

AMERICAN REALTY CAPITAL TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2010	2009

Supplemental Disclosures of Investing and Financing Activities:
Cash paid for income taxes	$388	$—
Cash paid for interest	$14,541	$7,418

The accompanying notes are an integral part of these financial statements.

AMERICAN REALTY CAPITAL TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

Note 1 — Organization

American Realty Capital Trust, Inc. (the “Company”), incorporated on August 17, 2007, is a Maryland corporation that qualifies as a real estate investment trust (“REIT”) for federal income tax purposes. On January 25, 2008, the Company commenced an initial public offering on a “best efforts” basis of up to 150,000,000 shares of common stock offered at a price of $10.00 per share, subject to certain volume and other discounts, pursuant to a Registration Statement on Form S-11 filed with the Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, as amended (the “Offering”). The Registration Statement also covered up to 25,000,000 shares available pursuant to a distribution reinvestment plan (the “DRIP”) under which the Company’s stockholders may elect to have their distributions reinvested in additional shares of the Company’s common stock at the greater of $9.50 per share or 95% of the estimated value of a share of common stock. The Company sold 20,000 shares to American Realty Capital II, LLC (the “Sponsor”) on August 17, 2007, at $10.00 per share. As of September 30, 2010, the Company issued 43.4 million shares of common stock. Total gross proceeds from these issuances were $422.2 million. As of September 30, 2010, the aggregate value of all share issuances and subscriptions outstanding was $426.2 million based on a per share value of $10.00 (or $9.50 for shares issued under the DRIP).

      On August 5, 2010, the Company filed a registration statement on Form S-11 to register 32,500,000 shares of common stock in connection with the follow on offering to its initial public offering.   The initial public offering was originally set to expire on January 25, 2011, three years after its effective date. However, as permitted by Rule 415 of the Securities Act, the Company will now continue its initial public offering until the earlier of July 24, 2011 or the date that the SEC declares the registration statement for the follow on offering effective. Total capital raised under the current registration and follow on offering will not exceed $1.5 billion.

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

AMERICAN REALTY CAPITAL TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

The Company’s stock is not listed on a national securities exchange. The Company may seek to list its stock for trading on a national securities exchange only if a majority of its independent directors believe listing would be in the best interest of its stockholders. The Company does not intend to list its shares at this time. The Company does not anticipate that there would be any market for its common stock until its shares are listed for trading. In the event the Company is not listed prior to the tenth anniversary of the completion or termination of the Offering, its charter requires that the Company either: (i) seek stockholder approval of an extension or amendment of this listing deadline; or (ii) seek stockholder approval to adopt a plan of liquidation of the corporation.

Note 2 — Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2 to the consolidated financial statements in the Company’s Form 10-K for the year ended December 31, 2009. There have been no significant changes to these policies during 2010.

Note 3 — Real Estate Investments

The following table presents the allocation of the assets acquired during the three and nine months ended September 30, 2010 and 2009 (dollar amounts in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,	Three and Nine Months Ended September 30,
	2010	2010	2009
Real estate investments, at cost:
Land	$46,662	$76,561	$8,332
Buildings, fixtures and improvements	93,271	221,813	58,483
	139,933	298,374	66,815

Intangibles and other assets:
In-place leases	16,163	39,906	9,506

Total assets acquired	156,096	338,280	76,321

Cash paid for acquired real estate investments	$156,096	$338,280	$76,321
Number of properties purchased during period	62	103	34

AMERICAN REALTY CAPITAL TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

Note 3 — Real Estate Investments (continued)

The Company acquires and operates commercial properties. All such properties may be acquired and operated by the Company alone or jointly with another party. As of September 30, 2010, all of the properties the Company owned were 100% occupied by an investment grade or credit quality tenant on a long-term basis comprised of freestanding, single tenant commercial space. The Company’s portfolio of real estate properties is comprised of the following properties as of September 30, 2010 (dollar amounts in thousands):

Seller / Property Name	Acquisition Date	No. of Buildings	Square Feet	Ownership Percentage	Remaining Lease Term (1)	Base Purchase Price (2)	Capitalization Rate (3)	Net Operating Income (4)	Total Purchase Price (5)

FedEx	March 2008	1	55,440	51%	8.8	$9,694	7.53%	$730	$10,208
First Niagara	March 2008	15	177,774	100%	12.3	40,976	7.48%	3,064	41,676
Rockland Trust	May 2008	18	121,057	100%	10.8	32,188	7.86%	2,530	33,117
PNC Bank (6)	September & October 2008	2	8,403	81%	18.4	6,664	8.21%	547	6,853
Rite Aid	September 2008	6	74,919	100%	12.8	18,576	7.79%	1,447	18,839
PNC	November 2008	49	266,188	100%	8.2	41,605	7.35%	3,060	44,132
FedEx II	July 2009	1	152,640	100%	13.1	31,692	8.84%	2,803	31,692
Walgreens	July 2009	1	14,820	56%	21.8	3,818	8.12%	310	3,818
CVS (7)(8)	September 2009 September 2010	10	131,105	72%	23.5	44,371	8.37%	3,713	44,371
CVS II	November 2009	15	198,729	100%	23.8	59,788	8.48%	5,071	59,788
Home Depot	December 2009	1	465,600	100%	19.3	23,532	9.31%	2,192	23,532
BSFS	December 2009 & January 2010	6	57,336	100%	13.6	15,041	9.24%	1,390	15,041
Advance Auto	December 2009	1	7,000	100%	11.2	1,730	9.25%	160	1,730
Fresenius	January 2010	2	140,000	100%	11.8	12,462	9.30%	1,159	12,462
Reckitt Benckiser	February 2010	1	574,106	85%	11.4	31,735	8.41%	2,668	31,735
Jack in the Box	February 2010 & April 2010	5	12,253	100%	19.4	10,010	7.80%	781	10,010
BSFS II (9)	February & March 2010	12	93,599	78%	13.3	26,414	8.70%	2,299	26,414
FedEx III	April 2010	1	118,796	85%	10.7	34,171	9.03%	3,087	34,171
Jared Jewelry	May 2010	3	19,534	100%	18.4	5,457	12.44%	679	5,457
Walgreens II	May 2010	1	14,820	100%	22.5	5,684	7.97%	453	5,684
IHOP	May 2010	1	5,172	100%	15.5	2,445	8.22%	201	2,445
Advance Auto II	June 2010	3	19,253	100%	12.8	3,674	8.38%	308	3,674

AMERICAN REALTY CAPITAL TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

Note 3 — Real Estate Investments (continued)

Seller / Property Name	Acquisition Date	No. of Buildings	Square Feet	Ownership Percentage	Remaining Lease Term (1)	Base Purchase Price (2)	Capitalization Rate (3)	Net Operating Income (4)	Total Purchase Price (5)
Super Stop & Shop	June 2010	1	59,032	100%	12.4	23,795	8.18%	1,946	23,795
IHOP II	June 2010	1	4,139	100%	11.5	2,300	8.87%	204	2,300
IHOP III	June 2010	1	5,111	100%	20.9	3,319	9.13%	303	3,319
Jared Jewelry II	June 2010	1	6,157	100%	16.4	1,635	12.78%	209	1,635
Jack in the Box II	June 2010	6	14,975	100%	19.8	11,396	7.83%	892	11,396
Walgreens III	June 2010	1	13,386	100%	23.6	5,062	7.61%	385	5,062
Dollar General	July 2010	1	8,988	100%	14.2	1,228	9.61%	118	1,228
Tractor Supply	July & August 2010	4	76,038	100%	14.7	11,198	8.73%	978	11,198
Advance Auto III	July 2010	3	19,752	100%	12.9	4,385	8.16%	358	4,385
CSAA/CVS	August 2010	1	15,214	100%	22.4	4,950	7.11%	352	4,950
CSAA/First Fifth Bank (10)	August 2010	2	8,252	100%	17.5	6,199	8.41%	520	6,199
CSAA/Walgreens	August 2010	5	84,263	100%	22.3	27,351	7.17%	1,961	27,351
CSAA/Chase Bank (10)	August 2010	2	8,030	100%	26.6	5,939	9.48%	604	5,939
CSAA/Home Depot (10)	September 2010	1	107,965	100%	17.4	8,720	7.25%	621	8,720
IHOP IV	September 2010	19	87,009	100%	14.1	30,818	9.19%	2,833	30,818
O’Reilly Auto	September 2010	1	9,500	100%	9.4	2,508	8.53%	214	2,508
Walgreens IV	September 2010	1	14,450	100%	24.5	6,546	7.62%	499	6,546
Walgreens V	September 2010	1	13,580	100%	23.7	4,850	7.81%	379	4,850
Kum & Go	September 2010	14	67,310	100%	14.5	23,043	8.98%	2,069	23,043
FedEx IV	September 2010	1	43,762	100%	9.8	3,649	8.11%	296	3,649
AutoZone	September 2010	4	28,900	100%	15.9	10,434	8.23%	859	10,434

Total		226	3,424,357		15.7	$661,052	8.36%	$55,252	$666,174

AMERICAN REALTY CAPITAL TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

Note 3 — Real Estate Investments (continued)

(1)	-	Remaining lease term as of September 30, 2010, in years. If the portfolio has multiple locations with varying lease expirations, remaining lease term is calculated on a weighted-average basis.
(2)	-	Contract purchase price excluding acquisition related costs.
(3)	-	Net operating income divided by base purchase price.
(4)	-	Annualized rental income less property operating expenses, as applicable.
(5)	-
Base purchase for acquisitions prior to January 1, 2009 include capitalized acquisition related costs. Effective January 1, 2009, acquisition and transaction related costs are required to be expensed as incurred in accordance with generally accepted accounting principles.

(6)	-	Ownership percentage is 51% of one property and 65% of one property.
(7)	-	Ownership percentage of three properties is 51% and 100% of the remaining seven properties.
(8)	-	Includes the September 2010 purchase of a parcel of land with a ground lease which contains a previously purchased CVS pharmacy.
(9)	-	Ownership percentage of six properties is 55% and 100% of the remaining six properties.
(10)	-
Property is a parcel of land with a ground lease which contains a building that will be conveyed to the Company at the end of the ground lease. Square footage and number of buildings refers to the building that is constructed on the parcel of land owned by the Company.

The following table lists tenants whose rental income represents greater than 10% of consolidated rental income on an annualized basis as of September 30, 2010 and 2009:

	2010	2009
CVS	17%	—
FedEx	13%	14%
PNC Bank	7%	21%
First Niagara	6%	27%
Rockland Trust Company	5%	22%
Rite Aid	3%	13%

No other tenant represents more than 10% of the annualized rental income for the periods presented.

In September 2010, the Company sold one of the original 50 PNC properties acquired in November 2008 to an unaffiliated third party. The sales proceeds net of closing costs were $0.8 million. A gain of  $0.1 million was recorded on the disposition of the property.

Note 4 — Short-Term Bridge Equity Funds and Lines of Credit

In connection with the purchase of real estate investments in 2009, the Company utilized short-term bridge equity funds to finance a portion of the acquisition price from time to time. There were no short-term equity bridge funds outstanding at September 30, 2010. The Company’s short-term borrowings as of December 31, 2009, consisted of the following (dollar amounts in thousands):

Funds	Property	Bridge Equity Amount (1)	Effective Interest Rate	Interest Rate

Related party bridge facility	Various	$15,878	5.75%	Variable (2)

(1) Amount was repaid in January 2010
(2) Funds bore a floating interest rate based on the greater of prime rate plus 0.75% or 5.75%

AMERICAN REALTY CAPITAL TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

Note 4 — Short-Term Bridge Equity Funds and Lines of Credit (continued)

At September 30, 2010, the Company had available a $10.0 million revolving line of credit unsecured bridge facility with an affiliated entity. There were no amounts outstanding under this facility at September 30, 2010 or December 31, 2009.  There are no unused borrowing fees associated with this facility.

On July 27, 2010, the Company entered into a credit agreement with Capital One, N.A. to obtain a secured revolving credit facility in an aggregate maximum principal amount of $30 million. The proceeds of loans made under the credit agreement will be used to finance the acquisition of net leased, investment or non-investment grade properties. The initial term of the credit agreement is 30 months, which may be extended by 12 months, subject to satisfaction of certain conditions, including payment of an extension fee.

Any loan made under the Capital One credit agreement shall bear floating interest at per annum rates equal to either one month LIBOR plus 3.25% or three month LIBOR plus 3.25%, at the Company’s option. In the event of a default, Capital One has the right to terminate its obligations under the credit agreement, including the funding of future loans, and to accelerate the payment on any unpaid principal amount of all outstanding loans. The line of credit requires a 0.25% non-usage fee on the unused balance.

On August 5, 2010, the Company entered into a credit agreement with U.S. Bank, N.A. to obtain a secured revolving credit facility in an aggregate maximum principal amount of $20 million, which shall be increased to $30 million six months after closing. The proceeds of loans made under the credit agreement will be used to finance the acquisition of net leased, investment or non-investment grade properties. The initial term of the credit agreement is 24 months, with a one-time extension option of 12 months, subject to satisfaction of certain conditions, including payment of an extension fee.

Any loan made under the U.S. Bank credit agreement shall bear floating interest at a per annum rate equal to one month LIBOR plus 3.25%. In the event of a default, U.S. Bank has the right to suspend the funding of future loans and to accelerate the payment on any unpaid principal amount of the outstanding loans. The Company intends to collateralize the line of credit with certain properties which are currently owned or will be acquired. The line of credit requires a 0.25% non-usage fee on the unused balance.

The Company must collateralize the Capital One and U.S. Bank lines of credit with certain of its properties in addition to meeting certain minimum cash deposit requirements. The Company has not yet drawn on these lines of credit as of September 30, 2010.

AMERICAN REALTY CAPITAL TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

Note 5 — Mortgage Notes Payable

The Company’s mortgage notes payable as of September 30, 2010 consist of the following (dollar amounts in thousands):

Property	Encumbered Properties	Outstanding Loan Amount	Effective Interest Rate		Interest Rate	Maturity

FedEx	1	$6,965	6.29%		Fixed	September 2037
First Niagara	15	31,000	6.59%	(1)	Fixed	January 2018
Rockland Trust	18	23,292	4.92%	(2)	Fixed	May 2013
PNC Bank	2	4,357	4.58%	(3)	Fixed	September 2013
Rite Aid	6	12,808	6.97%		Fixed	September 2017
PNC	49	32,078	5.25%	(4)	Fixed	November 2013
FedEx II	1	16,139	6.03%	(5)	Fixed	January 2015
Walgreens	1	1,550	6.64%	(6)	Fixed	August 2019
CVS I	10	23,524	6.88%	(7)	Fixed	October 2019
CVS II	15	32,820	6.64%		Fixed	December 2014
Home Depot	1	12,150	6.03%		Fixed	July 2015
BSFS	6	3,817	6.61%	(8)	Fixed	June 2030
Fresenius	2	6,054	6.63%		Fixed	February 2015
Reckitt Benckiser	1	14,923	6.23%	(9)	Fixed	February 2017
Jack in the Box	4	4,373	6.45%		Fixed	March 2015
Jack in the Box	1	968	6.26%		Fixed	June 2015
FedEx III	1	15,000	5.57%		Fixed	May 2015
Walgreens II	1	3,000	5.58%		Fixed	May 2015
Super Stop & Shop	1	10,800	5.32%		Fixed	July 2015
Advance Auto/ Walgreens (10)	7	6,550	5.58%		Fixed	September 2015
CSAA/Mixed (11)	10	19,600	4.36%		Fixed	September 2015
CSAA/Home Depot	1	3,900	4.56%		Fixed	October 2015

Total	154	$285,668	5.92%

AMERICAN REALTY CAPITAL TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

Note 5 — Mortgage Notes Payable (continued)

   The Company’s mortgage notes payable as of December 31, 2009 consist of the following (dollar amounts in thousands):

Property	Encumbered Properties	Outstanding Loan Amount	Effective Interest Rate		Interest Rate	Maturity

FedEx	1	$6,965	6.29%		Fixed	September 2037
First Niagara	15	31,000	6.59%	(1)	Fixed	January 2018
Rockland	18	23,649	4.92%	(2)	Fixed	May 2013
PNC Bank	2	4,412	4.89%	(3)	Fixed	September 2013
Rite Aid	6	12,808	6.97%		Fixed	September 2017
PNC	50	32,933	5.25%	(4)	Fixed	November 2013
Walgreens	1	1,550	6.64%	(6)	Fixed	August 2019
CVS I	10	23,710	6.88%	(7)	Fixed	October 2019
CVS II	15	33,068	6.64%		Fixed	December 2014
Home Depot	1	13,716	6.34%		Fixed	December 2012
Total	119	$183,811	6.15%

(1)	-	The effective interest rate resets at the end of year five to the then current five-year Treasury rate plus 2.25%, but in no event will be less than 6.5%.
(2)	-	Fixed as a result of entering into a rate lock agreement with a LIBOR floor and cap of 3.54% and 4.125%, respectively.
(3)	-
Fixed as a result of entering into a swap agreement with a rate of 3.565% for a notional amount of $0.3 million and a rate lock agreement on a notional amount of $4.1 million with a LIBOR floor and cap of 3.37% and 4.45%, respectively, in connection with the entering into the mortgage.

(4)	-	Fixed as a result of entering in a swap agreement for 3.6% plus a spread of 1.65% in connection with entering into the mortgage.
(5)	-	Fixed as a result of entering in a swap agreement for 2.775% plus a spread of 3.18% in connection with entering into the mortgage.
(6)	-
The effective interest rate is fixed until 2014 then adjusts to the greater of 6.55% or the five-year U.S. Treasury rate plus 3.50%. The note can be prepaid with no less than 30 days notice with a 1% minimum premium of the then outstanding principal balance.

(7)	-	The effective interest rate adjusts at the discretion of the lender at the end of the sixth year.
(8)	-	The effective rate is fixed for five years then adjusts based on the five-year treasury rate plus 4.00%.
(9)	-	Fixed as a result of entering in a swap agreement for 3.295% plus a spread of 2.85% in connection with entering into the mortgage.
(10)	-	Loan is collateralized by the Advance Auto II, Advance Auto III and Walgreens III properties.
(11)	-	Loan is collateralized by the CSAA/CVS, CSAA/First Fifth Bank, CSAA/Walgreens and CSAA/Chase Bank properties.

AMERICAN REALTY CAPITAL TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

Note 5 — Mortgage Notes Payable (continued)

The following table summarizes the scheduled aggregate principal repayments of the mortgage notes payable for the five years subsequent to September 30, 2010 (in thousands):

Total
September 2010 to December 2010	$546
2011	3,039
2012	3,230
2013	59,621
2014	33,677
2015 and thereafter	185,555
Total	$285,668

The sources of secured financing generally require financial covenants, including restrictions on corporate guarantees, the maintenance of certain financial ratios (such as specified debt to equity and debt service coverage ratios) as well as the maintenance of a minimum net worth. As of September 30, 2010, the Company was in compliance with the debt covenants under its outstanding loan agreements.

Note 6 — Long-Term Notes Payable

As of September 30, 2010, the Company had issued $12.8 million of notes payable (the “Notes”) in a private placement pursuant to Rule 506 of Regulation D promulgated under the Securities Act.  The proceeds of the private placement were used to repay outstanding short-term bridge equity fund draws.

The Notes bear interest at 9.0% annually, provided that the interest rate will be adjusted to 9.57% annually for Notes on which the Company does not incur a selling commission.  The Company will pay interest-only monthly payments to subscribers of the Notes until the maturity on December 15, 2011.  The Company has the right to extend the maturity date for two additional one-year periods.

The Company has the right to prepay the Notes in whole or in part any time following the first anniversary of the closing date.  If repaid on or before the second anniversary of the closing date, the Company will pay 2.0% of the remaining amount due on the Notes as a prepayment premium.  If repaid after the second anniversary of the closing date but before the third anniversary of the closing date, the Company will pay 1% of the remaining amount due on the Notes as a prepayment premium.  The foregoing notwithstanding, the Company shall have the right to repay the amount due under the Notes in whole or in part without penalty within 360 days of the maturity date.  The Company will not have the right to prepay the amount due under the notes during the two optional extension periods. The Notes are unsecured. During the third quarter of 2010, the Company accommodated noteholders' request to redeem notes of $0.2 million.

The Company is required to prepay the Notes out of any proceeds derived from the sale or refinancing of the PNC Bank properties after any required payments of the principal and interest due under the mortgage notes payable on those properties (see Note 5 – Mortgage Notes Payable).  Such prepayment is subject to the prepayment premiums described above.

The Company anticipates repaying the long-term notes payable by March 31, 2011.

As of September 30, 2010, the Company was in compliance with all covenants included within the Note agreement.

AMERICAN REALTY CAPITAL TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties.  However, as of September 30, 2010 and December 31, 2009, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives.  As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

AMERICAN REALTY CAPITAL TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

Note 7 — Fair Value of Financial Instruments (continued)

The following table presents information about the Company’s assets (including derivatives that are presented net) measured at fair value on a recurring basis as of September 30, 2010 and December 31, 2009, aggregated by the level in the fair value hierarchy within which those instruments fall (amounts in thousands):

	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
September 30, 2010:
Total derivatives liability, net	$—	$6,880	$—	$6,880

December 31, 2009:
Total derivatives liability, net	$—	$2,768	$—	$2,768

The Company is required to disclose the fair value of financial instruments for which it is practicable to estimate the value. The fair value of short-term financial instruments such as cash and cash equivalents, restricted cash, other receivables, due from affiliates, short-term bridge funds, accounts payable and accrued expenses and distributions payable approximates their carrying value on the consolidated balance sheet due to their short-term nature. Mortgage notes payable bear interest at fixed and variable rates. The fair value was obtained by calculating the present value based on current market rates. The fair values of the Company’s remaining financial instruments that are not reported at fair value on the consolidated balance sheet are reported below (amounts in thousands):

	Carrying Amount at September 30, 2010	Fair Value at September 30, 2010	Carrying Amount at December 31, 2009	Fair Value at December 31, 2009

Mortgage notes payable	$285,668	$300,761	$183,811	$171,728
Other long-term notes payable	12,790	12,790	13,000	13,000

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

AMERICAN REALTY CAPITAL TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

Note 8 — Derivative and Hedging Activities (continued)

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

During 2010 and 2009, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.  The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. The Company recognized $49 thousand related to ineffectiveness of one of its cash flow hedges during the three months and nine months ended September 30, 2010 and an immaterial amount for the three and nine months ended September 30, 2009.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates that an additional $2.1 million will be reclassified from other comprehensive income as an increase to interest expense.

As of September 30, 2010, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (dollar amounts in thousands):

Interest Rate Derivative	Number of Instruments	Notional

Interest Rate Swaps	4	$63,760
Interest Rate Collars	1	4,115

As of December 31, 2009, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (dollar amounts in thousands):

Interest Rate Derivative	Number of Instruments	Notional

Interest Rate Swaps	2	$33,093
Interest Rate Collars	1	4,115

Non-Designated Hedges

Derivatives not designated as hedges are not speculative. These derivatives are used to manage the Company’s exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements to be classified as hedging instruments. The Company has one interest rate collar outstanding with an aggregate notional amount of $23.4 million and $23.9 million at September 30, 2010 and December 31, 2009, respectively, with an established ceiling and floor for the underlying variable rate

AMERICAN REALTY CAPITAL TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

Note 8 — Derivative and Hedging Activities (continued)

at 4.125% and 3.54%, respectively. This contract was not able to be designated as a hedging instrument as it does not qualify for hedge accounting based on the results of the net written option test.  As such, all changes in the fair value of the interest rate collar have been included in the Company’s statement of operations for the three and nine months ended September 30, 2010 and 2009.  For the three months and nine months ended September 30, 2010, the Company has recorded unrealized losses of $0.3 million and gains of $0.1 million, respectively, related to this derivative instrument. For the three months and nine months ended September 30, 2009, the Company recorded unrealized losses of $0.4 million and $0.2 million, respectively, related to derivative instruments.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Balance Sheet as of September 30, 2010 and December 31, 2009 (in thousands):

		Fair Value (Liability)
	Balance Sheet Location	September 30, 2010	December 31, 2009
Derivatives designated as hedging instruments:

Interest Rate Products	Derivatives, at fair value	$(5,239)	$(1,646)

Derivatives not designated as hedging instruments:

Interest Rate Products	Derivatives, at fair value	(1,641)	(1,122)

Derivatives in Cash Flow Hedging Relationships

The table below details the location in the financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the three and nine months ended September 30, 2010 and 2009 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Amount of gain (loss) recognized in accumulated other comprehensive income as interest rate derivatives (effective portion)	$(1,657)	$(710)	$(5,057)	$(195)

Amount of loss reclassified from accumulated other comprehensive income into income as interest expense (effective portion)	(523)	(313)	(1,463)	(866)

Amount of gain (loss) recognized in income on derivative as gain (loss) on derivative instruments (ineffective portion and amount excluded from effectiveness testing)	(49)	1	(49)	1

AMERICAN REALTY CAPITAL TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

Note 8 — Derivative and Hedging Activities (continued)

Derivatives Not Designated as Hedging Instruments

The table below details the amount and location in the financial statements of the gain or loss recognized on derivatives not designated as hedging instruments for the three and nine months ended September 30, 2010 and 2009 (amounts in thousands):

Location of Gain or (Loss) Recognized	Three Months Ended September 30,		Nine Months Ended September 30,
in Income on Derivative	2010	2009	2010	2009
Interest expense	$(577)	$(199)	$(581)	$(568)
Gains (losses) on derivative instruments	(128)	(196)	(519)	353

Total	$(705)	$(395)	$(1,100)	$(215)

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

As of September 30, 2010, the fair value of derivatives in a net liability position related to these agreements was $6.8 million. As of September 30, 2010, the Company has not posted any collateral related to these agreements and was not in breach of any agreement provisions. If the Company had breached any of these provisions it could have been required to settle its obligations under the agreements at their aggregate termination value of $7.1 million.

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

AMERICAN REALTY CAPITAL TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

Note 10 - Related-Party Transactions and Arrangements

Fees paid in connection with common stock offering

The Company’s affiliated Dealer Manager receives selling commissions of 7% of the gross offering proceeds from the sale of the Company’s common stock (as well as sales of long-term notes and exchange transactions)  before reallowance of commissions earned by participating broker-dealers.  The Dealer Manager, reallows 100% of commissions earned to participating broker-dealers. In addition, the Dealer Manager receives Dealer Manager fees of 3% of the gross offering proceeds before reallowance to participating broker-dealers.  The Dealer Manager may reallow all or a portion of its dealer manager fee to participating broker-dealers.

No selling commissions or dealer-manager fees are paid to the Dealer Manager with respect to shares issued under the DRIP.

 The following table details the results of such activities related to the Dealer Manager (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Total commissions paid to Dealer Manager	$11,208	$4,623	$25,423	$8,332
Less:
Commissions to participating broker dealers	(7,397)	(3,178)	(17,201)	(5,676)
Reallowance to participating broker dealers	(985)	(304)	(2,324)	(510)

Net to affiliated Dealer Manager (1)	$2,826	$1,141	$5,898	$2,146

(1)	Dealer Manager is responsible for commission payments due to their employees as well as its general overhead and various selling related expenses.

 The Company will reimburse the Advisor up to 1.5% of its gross offering proceeds.  The following table details the results of such activities related to organizational and offering costs reimbursed to the Advisor (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Organizational and offering expense reimbursements	$1,078	$1,821	$3,881	$3,917

Fees Paid in Connection With the Operations of the Company

The Advisor receives an acquisition fee of 1.0% of the contract purchase price of each acquired property and is reimbursed for acquisition costs incurred in the process of acquiring properties, but not to exceed 0.5% of the contract purchase price. In no event will the total of all acquisition and advisory fees and acquisition expenses payable with respect to a particular investment exceed 4% of the contract purchase price.

AMERICAN REALTY CAPITAL TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

Note 10 - Related-Party Transactions and Arrangements (continued)

The Company will pay the Advisor a yearly fee of up to 1% of the contract purchase price of each property plus costs and expenses incurred by the Advisor in providing asset management services, payable semiannually, based on assets held by us on the measurement date, adjusted for appropriate closing dates for individual property acquisitions.

For the management and leasing of its properties, the Company will pay to an affiliate of its Advisor, a property management fee of (a) 2% of gross revenues from its single tenant properties and (b) 4% of gross revenues from its multi-tenant properties, plus, in each case, market-based leasing commissions applicable to the geographic location of the property.  The Company also will reimburse the affiliate costs of managing the properties.  The affiliate may also receive a fee for the initial leasing of newly constructed properties, which would generally equal one month’s rent.  In the unlikely event that the affiliate assists a tenant with tenant improvements, a separate fee may be charged to, and payable by the Company.  This fee will not exceed 5% of the cost of the tenant improvements.  The aggregate of all property management and leasing fees paid to its affiliates plus all payments to third parties for such fees will not exceed the amount that other nonaffiliated management and leasing companies generally charge for similar services in the same geographic location as determined by a survey of brokers and agents in such area. No such fees were incurred or paid for the three and nine months ended September 30, 2010 and 2009.

The Company will reimburse its Advisor’s costs of providing administrative services, subject to the limitation that it will not reimburse its Advisor for any amount by which its operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of (a) 2% of average invested assets, or (b) 25% of net income other than any additions to reserves for depreciation, bad debt or other similar noncash reserves and excluding any gain from the sale of assets for that period.  Additionally, the Company will not reimburse the Advisor for personnel costs in connection with services for which the Advisor receives acquisition fees or real estate commissions. No such fees were incurred or paid for the three and nine months ended September 30, 2010 and 2009.

If the Company’s Advisor provides services in connection with the origination or refinancing of any debt that the Company obtains, and use to acquire properties or to make other permitted investments, or that is assumed, directly or indirectly, in connection with the acquisition of properties, the Company will pay the Advisor a financing coordination fee equal to 1% of the amount available and/or outstanding under such financing, subject to certain limitations.

AMERICAN REALTY CAPITAL TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

Note 10 - Related-Party Transactions and Arrangements (continued)

The following table details amounts paid and reimbursed to affiliates as well as amounts contractually due to the Advisor which were forgiven in connection with the operations related services described above (amounts in thousands):

	Three Months Ended September 30, 2010		Nine Months Ended September 30, 2010
	Paid	Forgiven	Paid	Forgiven
One–time fees:
Acquisition fees and related cost reimbursements	$2,591	$—	$5,567	$—
Financing coordination fees	1,009	—	1,775	—
Other cost reimbursements	—	—	82	—

Ongoing fees:
Asset management fees	500	927	850	2,595
Property management and leasing fees	—	222	—	536
Total Operations Fees and reimbursements	$4,100	$1,149	$8,274	$3,131

	Three Months Ended September 30, 2009		Nine Months Ended September 30, 2009
	Paid	Forgiven	Paid	Forgiven
One–time fees:
Acquisition fees and related cost reimbursements	$743	$—	$743	$—
Financing coordination fees	412	—	412	—

Ongoing fees:
Asset management fees	70	414	70	1,185
Property management and leasing fees	—	70	—	179
Total Operations Fees and reimbursements	$1,225	$484	$1,225	$1,364

In accordance with the asset management fee agreement, $3.3 million and $1.6 million was prepaid to the Advisor at September 30, 2010 and December 31, 2009, respectively.

Fees Paid in Connection With the Liquidation or listing of the Company’s Real Estate Assets

The Company will pay a brokerage commission on the sale of property, not to exceed the lesser of one-half of reasonable, customary and competitive real estate commission or 3% of the contract price for property sold (inclusive of any commission paid to outside brokers), in each case, payable to the Advisor if the Advisor or its affiliates, as determined by a majority of the independent directors, provided a substantial amount of services in connection with the sale. Fees paid to the Advisor for the three and nine months ended September 30, 2010 were $85 thousand. No such fees were paid for the three and nine months ended September 30, 2009.

AMERICAN REALTY CAPITAL TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

Note 10 — Related-Party Transactions and Arrangements (continued)

The Company will pay a subordinated participation in the net sales proceeds of the sale of real estate assets of 15% of remaining net sale proceeds after return of capital contributions plus payment to investors of a 6% cumulative, non-compounded return on the capital contributed by investors.  The Company can not assure that it will provide this 6% return but the Advisor will not be entitled to the subordinated participation in net sale proceeds unless its investors have received a 6% cumulative non-compounded return on their capital contributions. No such fees were incurred or paid for the three and nine months ended September 30, 2010 or 2009.

 The Company will pay a subordinated incentive listing fee of 15% of the amount by which the adjusted market value of real estate assets plus distributions exceeds the aggregate capital contributed by investors plus an amount equal to an 6% cumulative, non-compounded annual return to investors.  The Company cannot assure that it will provide this 6% return but the Advisor will not be entitled to the subordinated incentive listing fee unless its investors have received a 6% cumulative non-compounded return on their capital contributions.

Financing

The OP entered into an agreement with the principals of the Advisor whereby the OP can obtain up to $10.0 million of bridge equity from the principals from time to time as needed to provide short-term bridge equity for property acquisitions or for general working capital purposes. Such bridge equity advances need to be satisfied within a one year period and will accrue a yield of 8%. There were no amounts outstanding under this facility as of September 30, 2010 and 2009. There was no interest expense for this facility during 2010. During the three and nine months ended September 30, 2009, the Company incurred related party interest expense of $0.1 million on this facility.

The Company entered into an unsecured bridge equity facility with a related party, American Realty Capital Equity Bridge, LLC (“ARC Bridge”), whereby the Company could obtain bridge equity of up to $10.0 million from time-to-time as needed to provide short-term bridge equity relating to property acquisitions and for general working capital purposes. ARC Bridge was a 50% joint venture between the Sponsor and an unrelated third party. Bridge equity investments from this facility accrued a yield at an annual rate of 30 day LIBOR plus 5% with a floor of 8%. The bridge equity advances relating to the PNC Bank locations, Rite Aid portfolio acquisitions and a distribution facility from FedEx Corp. were $1.3 million, $5.3 million and $9.6 million, respectively. The related yield on such short-term bridge equity was 8.11%. The Company incurred interest expense on these advances of $0.1 million for the three and nine months ended September 30, 2009, respectively. As of December 31, 2009, this facility was repaid in full and the agreement was terminated.

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

AMERICAN REALTY CAPITAL TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

Note 12 — Share-Based Compensation

Stock Option Plan

The Company has a stock option plan (the “Plan”) which authorizes the grant of nonqualified stock options to the Company’s independent directors, subject to the absolute discretion of the board of directors and the applicable limitations of the Plan. The Company intends to grant options under the Plan to each qualifying director annually. The exercise price for all stock options granted under the Plan will be fixed at $10.00 per share until the termination of the Company’s initial public offering, and thereafter the exercise price for stock options granted to independent directors will be equal to the fair market value of a share on the last business day preceding the annual meeting of stockholders. As of September 30, 2010, the Company had granted options to purchase 27,000 shares at $10.00 per share, each with a two year vesting period and an expiration of 10 years. A total of 1,000,000 shares have been authorized and reserved for issuance under the Plan.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The following assumptions were used in the determination of fair value: expected life of 10 years, risk free rate of 3.83%, volatility of 5.0% and distribution yield of 6.5%.

During each of the nine months ended September 30, 2010 and 2009, 9,000 shares were issued and none were forfeited or exercised.  As of September 30, 2010, vested options to purchase 9,000 shares and unvested options to purchase 18,000 shares remained outstanding, with a weighted average contractual remaining life of 8.5 years. The total compensation charge relating to these option grants is immaterial.

Restricted Share Plan

On January 22, 2010, the Board of Directors adopted an employee and director incentive restricted share plan (the “RSP”). The RSP provides for the automatic grant of 3,000 restricted shares of common stock to each of the independent directors, without any further action by the Company’s board of directors or the stockholders, on the date of each annual stockholder’s meeting. Restricted stock issued to independent directors will vest over a five-year period following the first anniversary of the date of grant in increments of 20% annually. The employee and director incentive restricted share plan provides the Company with the ability to grant awards of restricted shares to the Company’s directors, officers and employees (if the Company ever has employees), employees of the Advisor and its affiliates, employees of entities that provide services to the Company, directors of the Advisor or of entities that provide services to us, certain of its consultants and certain consultants to the Advisor and its affiliates or to entities that provide services to us. The total number of common shares reserved for issuance under the RSP is equal to 1.0% of its authorized shares.

Restricted share awards entitle the recipient to common shares from the Company under terms that provide for vesting over a specified period of time or upon attainment of pre-established performance objectives. Such awards would typically be forfeited with respect to the unvested shares upon the termination of the recipient’s employment or other relationship with the Company. Restricted shares may not, in general, be sold or otherwise transferred until restrictions are removed and the shares have vested. Holders of restricted shares may receive cash distributions prior to the time that the restrictions on the restricted shares have lapsed. Any distributions payable in common shares shall be subject to the same restrictions as the underlying restricted shares. As of September 30, 2010, 9,000 shares had been issued to independent Directors under this plan at a fair value of $10.00 per share. The fair value of the shares will be expensed ratably over the five-year vesting period. For the three and nine months ended September 30, 2010, expense of $7 thousand was recorded for the director restricted shares. There were no restricted shares outstanding as of September 30, 2009.

AMERICAN REALTY CAPITAL TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

Note 12 — Share-Based Compensation (continued)

In June 2010, the Company’s independent Directors approved and authorized the issuance of up to 1,500,000 common restricted shares to the Advisor equaling 1% of authorized shares under the primary offering, subject to certain terms and conditions.  On September 13, 2010, the Advisor granted 1,400,000 restricted shares to key executive. Of the total shares granted, 50% vest over a five year period commencing with the two year anniversary of the grant date and remaining 50% vest only to the extent the Company’s net asset value plus distributions paid to stockholders equals 106% of the original selling price of the Company’s common stock. For the three and nine months ended September 30, 2010, $70 thousand of expense was recorded for these restricted shares.

Note 13 — Net Loss Per Share

The following is a summary of the basic and diluted net loss per share computation for the three and nine months ended September 30, 2010 and 2009 (in thousands except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net loss attributable to American Realty Capital Trust, Inc.	$(74)	$(1,484)	$(1,453)	$(3,496)
Less: dividends paid on unvested restricted stock	(48)	—	(48)	—
	$(122)	$(1,484)	$(1,501)	$(3,496)

Weighted average common shares outstanding	36,122,160	6,639,111	26,182,878	3,791,302
Loss per share, basic and diluted	$(0.00)	$(0.22)	$(0.06)	$(0.92)

As of September 30, 2010, 27,000 stock options and 709,000 unvested restricted shares were outstanding which were not included in the calculation of diluted earnings per share since the inclusion is anti-dilutive.

Note 14 – Noncontrolling Interests

The Company has investment arrangements with unaffiliated third parties whereby the investor receives an ownership interest in the property and is entitled to receive a proportionate share of the net operating cash flow derived from the property. Upon disposition of the property, the investor will receive a proportionate share of the net proceeds from the sale of the property. The investor has no recourse to any other assets of the Company. Due to the nature of the Company’s involvement with each of the arrangements described below and the significance of its investment in relation to the investment of the other interest holders the Company has determined that it is the primary beneficiary in each of these arrangements and therefore the entities related to these arrangements are consolidated with the Company’s financial statements.

AMERICAN REALTY CAPITAL TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

Note 14 – Noncontrolling Interests (continued)

The following table details information related to investments made by noncontrolling interests as of September 30, 2010 (dollar amounts in thousands):

Property/Portfolio Name	No. of Buildings	Investment Date	Investment Amount	Third Party Ownership Percentage	Total Assets Subject to Investment Agreement	Total Liabilities Subject to Investment Agreement	Distributions Three Months Ended September 30, 2010	Distributions Nine Months Ended September 30, 2010
Walgreens	1	July 2009	$1,200	44.0%	$3,652	$1,550	$20	$60
Fed Ex/PNC Bank	2	July 2009 to January 2010	2,567	49.0%	11,972	8,962	42	126
PNC Bank	1	September 2009	494	35.2%	3,493	2,360	9	26
CVS I	3	January 2010 to March 2010	3,050	49.0%	11,227	6,765	48	128
Rickett Benckiser	1	February 2010	2,500	14.6%	30,845	14,923	52	135
FedEx III	1	April 2010	3,000	15.4%	33,608	15,000	64	114
BSFS II	6	June 2010 to September 2010	6,688	45.0%	12,858	—	72	72
Total	15		$19,499		$107,655	$49,560	$307	$661

Note 15 — Subsequent Events

The Company has evaluated subsequent events through the filing of this Form 10-Q, and determined that there have not been any events that have occurred that would require adjustments to the disclosures to the consolidated financial statements except for the following transactions:

Acquisition of Real Estate Investments

 The following table presents certain information about the properties that the Company acquired subsequent to September 30, 2010 (dollar amounts in thousands):

Seller / Property Name	Acquisition Date	No. of Buildings	Square Feet	Remaining Lease Term (1)	Base Purchase Price (2)	Capitalization Rate (3)	Net Operating Income (4)	Purchase Price (5)
Total portfolio – September 30, 2010		226	3,424,357	15.7	$661,052	8.36%	$55,252	$666,174

Brown Shoe/Payless	October 2010	2	1,179,232	15.0	70,179	9.37%	6,573	70,179
St. Joseph’s Mercy Medical	October 2010	3	46,706	13.3	10,021	7.64%	766	10,021
Advance Auto	November 2010	1	6,124	14.9	1,301	8.15%	106	1,301
Kum & Go II	November 2010	2	8,008	9.0	2,962	8.95%	265	2,962

Total portfolio – November 10, 2010		234	4,664,427	15.5	$745,515	8.45%	$62,962	$750,637

AMERICAN REALTY CAPITAL TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

________________________

(1) -	Remaining lease term in years as of November 10, 2010. If the portfolio has multiple locations with varying lease expirations, remaining lease term is calculated on a weighted-average basis.
(2) -	Contract purchase price excluding acquisition related costs.
(3) -	Net operating income divided by base purchase price.
(4) -	Annualized rental income less property operating expenses, as applicable.
(5) -
Base purchase for acquisitions prior to January 1, 2009 include capitalized acquisition related costs. Effective January 1, 2009, acquisition and transaction related costs are required to be expensed as incurred in accordance with generally accepted accounting principles.

Financing Arrangements

 The following table presents certain information about financing arrangements that the Company entered into subsequent to September 30, 2010 (dollar amounts in thousands):

	Total Purchase Price	Mortgage Notes (1)	Effective Interest Rate	Leverage Ratio (2)

Total portfolio – September 30, 2010	$666,174	$285,668	5.92%	42.9%

Brown Shoe/Payless	70,179	28,200	4.92%	40.2%
St. Joseph’s Mercy Medical	10,021	—	—	—
Advance Auto	1,301	—	—	—
Kum & Go II	2,962	—	—	—
Less: amortization of principal	—	(185)	—	—
Total portfolio – November 10, 2010 (3)	$750,637	$313,683	5.83%	41.8%
________________________

(1) -	Consists of first mortgage long-term debt only.
(2) -	Mortgage debt divided by total purchase price.
(3) -	Weighted-average, as applicable.

In October 2010, the Company received proceeds from an advance under one of its lines of credits in the amount of $ 8.2 million in connection with the acquisition of the Brown Shoe/ Payless investment properties.

AMERICAN REALTY CAPITAL TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

Sources of Capital

As of October 31, 2010, the Company had issued 48.5 million shares of common stock, including shares issued under the DRIP. Total gross proceeds from these issuances were $472.8 million. As of October 31, 2010, the aggregate value of all share issuances was $477.4 million based on a per share value of $10.00 (or $9.50 per share for shares issued under the DRIP).

Total capital raised to date is as follows (amounts in thousands):

Source of Capital	Inception to September 30, 2010	October 1 to October 31, 2010	Total
Common shares, net of redemptions	$422,174	$50,600	$472,774
Notes payable	12,790	—	12,790
Exchange proceeds, net (1)	17,423	6,506	23,929
Total	$452,387	$57,106	$509,493

(1)
Includes amounts received by the Company in connection with transactions completed through its affiliate, American Realty Capital Exchange, LLC.  Such transactions include joint ventures whereby unaffiliated third-party investors co-invested in investment properties that are majority owned and controlled by the Company. See Note 14 – Noncontrolling Interests.

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

Overview

We are a Maryland corporation that elected to be taxed as a real estate investment trust, or REIT, beginning with the taxable year ended December 31, 2008. On September 10, 2007, we filed our Registration Statement with the SEC to offer a minimum of 750,000 shares and a maximum of 150,000,000 shares of common stock for sale to the public. The SEC declared the registration statement effective on January 25, 2008, at which time we launched our ongoing initial public offering. On March 11, 2008, we broke escrow in our ongoing initial public offering and then commenced our real estate operations. As of September 30, 2010, we issued 43.4 million shares of common stock. Total gross proceeds from these issuances were $422.2 million. As of September 30, 2010, the aggregate value of all share issuances and subscriptions outstanding was $426.2 million based on a per share value of $10.00 (or $9.50 for shares issued under the distribution reinvestment plan, or DRIP). As of September 30, 2010, 159,680 shares of common stock had been redeemed under our stock repurchase program at a value of $1.6 million and an additional 89,010 shares with a redemption value of $0.9 million were accrued for redemption subsequent to September 30, 2010. We are dependent upon the net proceeds from the offering to conduct our proposed operations.

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

We intend to continue our strategy of acquiring freestanding, single tenant properties through sale-leaseback and marketed transactions with in-place leases that have a minimum of ten years remaining under the primary term. Such leases generally include renewal options. We typically fund our acquisitions with a combination of equity and debt and in certain cases we may use only equity capital or we may fund a portion of the purchase price of an acquisition through investments from third parties. We expect to arrange long-term financing on both a secured and unsecured fixed rate basis. We intend to continue to grow our existing relationships and develop new relationships throughout various markets we serve, which we expect will lead to further acquisition opportunities. We intend to have an overall leverage ratio as it relates to long-term secured mortgage financings of approximately 45% to 50%. As of September 30, 2010, our leverage ratio was 42.9%.

As of September 30, 2010, we owned 226 properties with 3.4 million square feet, 100% leased with a weighted average remaining lease term of 15.7 years. In constructing our portfolio, we are committed to diversification (industry, tenant and geography).  As of September 30, 2010, rental revenues derived from investment grade tenants (rated BBB+ or better by Standards & Poor) approximated 78.3%. Of the percentage of Investment Grade Tenants as of September 30, 2010, 8.52% is attributable to annualized net operating income generated by 18 properties whose lease payments are guaranteed by Bridgestone Retail Operations, LLC. For business reasons we use the rating for the non-guarantor parent, Bridgestone Corporation (S&P BBB+ rated), as Bridgestone Retail, a wholly-owned subsidiary that makes up less than 50% of the parent’s assets, is not rated and it does not qualify as an investment grade tenant. Our strategy encompasses receiving the majority of our revenue from investment grade tenants as we further acquire properties and enter into (or assume) long-term lease arrangements.

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

The aggregate value of intangible assets related to customer relationship is measured based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with the tenant. Characteristics considered by us in determining these values include the nature and extent of our existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals, among other factors.

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

Results of Operations

As of September 30, 2010, we owned 226 properties which are 100% leased, compared to 104 properties which were 100% leased at September 30, 2009, an increase of 117%. Accordingly, our results of operations for the three and nine months ended September 30, 2010, as compared to the three and nine months ended September 30, 2009, reflect significant increases in most categories.

Comparison of Three Months Ended September 30, 2010 and 2009

Rental Income

Rental income increased $8.1 million to $11.9 million for the three months ended September 30, 2010, compared to $3.8 million for the three months ended September 30, 2009. The increase in rental income was driven by our acquisition of 122 net leased property subsequent to September 30, 2009 with total square footage of 2.4 million. These properties were acquired at an average 8.34% cap rate.

Asset Management Fees to Affiliate

Our Advisor is entitled to fees for the management of our properties as well as fees for purchases and sales of properties. The Advisor was paid $0.5 million and $70 thousand in asset management fees for the three months ended September 30, 2010 and 2009, respectively.  For the three months ended September 30, 2010 and 2009, we would have incurred additional asset management fees of $0.9 million and $0.4 million, respectively, had they not been waived by our Advisor.

Property Management Fees to Affiliate

Our affiliated Property Manager has elected to waive the property management fees for the three months ended September 30, 2010 and 2009 in order to improve our working capital. Such fees represent amounts that had they not been forgiven, would have been paid to our Property Manager to manage and lease our properties, as applicable. For the three months ended September 30, 2010 and 2009, we would have incurred property management fees of $0.2 million and $70 thousand, respectively, had the fees not been waived by our Property Manager.

Acquisition and Transaction Related Costs

We incurred acquisition and transaction related costs of $0.8 million on acquisitions with a total cost of $151.8 million for the three months ended September 30, 2010. For the three months ended September 30, 2009 we incurred acquisition and transaction costs of $0.3 million on acquisitions with a total cost of $76.3 million. Acquisition and transaction costs are mainly comprised of legal costs, deed transfer costs and other costs related to real estate purchase transactions.

General and Administrative Expenses

General and administrative expenses increased $0.2 million to $0.3 million for the three months ended September 30, 2010, compared to $0.1 million for the three months ended September 30, 2009.  The majority of the general and administrative expenses for the three months ended September 30, 2010 included $69 thousand of insurance expense, $39 thousand of professional fees, and $95 thousand of fees to our board of directors and stock compensation expense. The increase from the three months ended September 30, 2009 is mainly due to expenses to support our larger real estate portfolio.

Depreciation and Amortization Expense

Depreciation and amortization expense increased $3.6 million to $5.7 million for the three months ended September 30, 2010, compared to $2.1 million for the three months ended September 30, 2009. The increase in depreciation and amortization expense was the result of our acquisition of real estate during 2009 and in 2010. These properties were placed into service when acquired and are being depreciated for the period held.

Interest Expense

Interest expense increased $2.2 million to $4.7 million for the three months ended September 30, 2010, compared to $2.5 million for the three months ended September 30, 2009. The increase in interest expense was the mainly the result of a higher debt balance due to the financing of a portion of our property acquisitions. The first mortgage debt as of September 30, 2010 and 2009 was $285.7 million and $137.3 million, respectively, an increase of 108%. We view these secured financing sources as an efficient and accretive means to acquire properties. During the period, we continue to lower our overall use of long-term secured mortgage financings. Our leverage ratio (mortgage debt divided by the total purchase price of real estate investments) was 42.9% as of the most recently completed quarter end compared to 59.3% as of September 30, 2009.

Our interest expense in future periods will vary based on our level of future borrowings, which will depend on the level of proceeds raised in the Offering, the cost of borrowings, and the opportunity to acquire real estate assets which meet our investment objectives.

Interest Income

Interest income increased to $35 thousand for the three months ended  September 30, 2010 from $18 thousand for the three months ended September 30, 2009. Interest income relates to cash on deposit in short-term investment accounts.

Gains (Losses) on Derivative Instruments

Included in other income was a loss in the fair value of derivative instruments of $0.2 million for the three months ended September 30, 2010, compared to a loss of $0.2 million for the three months ended September 30, 2009.  These losses and gains are related to changing market interest rates. Such activity is unrealized and relates to non-cash, mark-to-market adjustments required under the rules applicable to accounting for derivatives.

Gains on Disposition of Property

A gain on the disposition of property of $143 thousand for the three months ended September 30, 2010, was realized from the sale of a PNC property in September 2010.

Gains on Sales to Noncontrolling Interest Holders, Net

Net gains on sales to noncontrolling interest holders of $67 thousand for the three months ended September 30, 2010, is comprised of the excess of proceeds received over the amortized basis of the property sold in joint venture and other agreements with third parties net of related federal and state income tax effects.

Comparison of Nine Months Ended September 30, 2010 and 2009

Rental Income

Rental income increased $19.1 million to $28.7 million for the nine months ended September 30, 2010, compared to $9.6 million for the nine months ended September 30, 2009. The increase in rental income was driven by our acquisition of $431.4 million of net leased property subsequent to September 30, 2009 with total square footage of 2.4 million. These properties were acquired at an average 8.59% cap rate.

Asset Management Fees to Affiliate

Our Advisor is entitled to fees for the management of our properties as well as fees for purchases and sales of properties. The Advisor was paid $0.9 million in asset management for the nine months ended September 30, 2010 and paid $70 thousand for the nine months ended September 30, 2009. For the nine months ended September 30, 2010 and 2009, we would have incurred additional asset management fees of $2.6 million and $1.2 million, respectively, had they not been waived by our Advisor.

Property Management Fees to Affiliate

Our affiliated Property Manager has elected to waive the property management fees for the nine months ended September 30, 2010 and 2009 in order to improve our working capital. Such fees represent amounts that had they not been forgiven, would have been paid to our Property Manager to manage and lease our properties. For the nine months ended September 30, 2010 and 2009, we would have incurred property management fees of $0.5 million and $0.2 million, respectively, had the fees not been waived by our Property Manager.

Acquisition and Transaction Related Costs

We incurred acquisition and transaction related costs of $1.8 million on acquisitions with a total cost of $334.0 million for the nine months ended September 30, 2010. For the nine months ended September 30, 2009 we incurred acquisition and transaction costs of $0.3 million on acquisitions with a total cost of $76.3 million. Acquisition and transaction costs are mainly comprised of legal costs, deed transfer costs and other costs related to real estate purchase transactions.

General and Administrative Expenses

General and administrative expenses increased $0.5 million to $0.8 million for the nine months ended September 30, 2010, compared to $0.3 million for the nine months ended September 30, 2009.  The majority of the general and administrative expenses for the nine months ended September 30, 2010 included $196 thousand of insurance expense, $277 thousand of professional fees, $147 thousand of compensation to the board of directors and restricted stock grant expense and $90 thousand of taxes. The increase from the nine months ended September 30, 2009 is mainly due to expenses to support our larger real estate portfolio.

Depreciation and Amortization Expense

Depreciation and amortization expense increased $8.7 million to $14.2 million for the nine months ended September 30, 2010, compared to $5.5 million for the nine months ended September 30, 2009. The increase in depreciation and amortization expense was the result of our acquisition of real estate during 2009 and in 2010. These properties were placed into service when acquired and are being depreciated for the period held.

Interest Expense

Interest expense increased $5.2 million to $12.5 million for the nine months ended September 30, 2010, compared to $7.3 million for the nine months ended September 30, 2009. The increase in interest expense was the mainly the result of a higher debt balance due to the financing of a portion of our property acquisitions. The first mortgage debt as of September 30, 2010 and 2009 was $285.7 million and $137.3 million, respectively, an increase of 108%. We view these secured financing sources as an efficient and accretive means to acquire properties. During the period, we continue to lower our overall use of long-term secured mortgage financings. Our leverage ratio (mortgage debt divided by the total purchase price of real estate investments) was 42.9% as of the most recently completed quarter end compared to 59.3% as of September 30, 2009.

Our interest expense in future periods will vary based on our level of future borrowings, which will depend on the level of proceeds raised in the Offering, the cost of borrowings, and the opportunity to acquire real estate assets which meet our investment objectives.

Interest Income

Interest income increased to $67 thousand for the nine months ended September 30, 2010 from $22 thousand for the nine months ended September 30, 2009. Interest income relates to cash on deposit in short-term investment accounts.

Gains (losses) on Derivative Instruments

Included in other income was a loss in the fair value of derivative instruments of $0.6 million for the nine months ended September 30, 2010, compared to a gain of $0.4 million for the nine months ended September 30, 2009.  These losses and gains are related to changing market interest rates. Such activity is unrealized and relates to non-cash, mark-to-market adjustments required under the rules applicable to accounting for derivatives.

Gains on Disposition of Property

A gain on the disposition of property of $143 thousand for the nine months ended September 30, 2010, was realized from the sale of a PNC property in September 2010.

Gains on Sales to Noncontrolling Interest Holders, Net

Net gains on sales to noncontrolling interest holders of $0.4 million for the nine months ended September 30, 2010, is comprised of the excess of proceeds received over the amortized costs of the property sold in joint venture and other agreements with third parties net of related federal and state income tax effects.

Funds from Operations and Modified Funds from Operations

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

·
  Other infrequent charges not related to the operating performance or our properties.   Impairment charges, write-offs of previously capitalized assets such as costs associated with financing activities, certain non-cash charges and other infrequent charges, if any, may be excluded from MFFO if we believe these charges are not useful in the evaluation of our operating performance. An impairment charge represents a downward adjustment to the carrying amount of a long-lived asset to reflect the current valuation of the asset even when the asset is intended to be held long-term.  Such adjustment, when properly recognized under GAAP, may lag the underlying consequences related to rental rates, occupancy and other operating performance trends.  The valuation is also based, in part, on the impact of current market fluctuations and estimates of future capital requirements and long-term operating performance that may not be directly attributable to current operating performance.  Other charges such as the write-off of capitalized financing costs upon the early disposition of a debt obligation or other non recurring charges are adjustments excluded from MFFO because we believe that MFFO provides useful supplemental information by focusing on the changes in our operating fundamentals rather than on market valuation changes or other infrequent events not related to our normal operations.

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

Our calculation of FFO, which we believe is consistent with the calculation of FFO as defined by NAREIT, and MFFO is presented in the following table for the three and nine months ended September 30, 2010 and 2009 (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net loss	$(74)	$(1,484)	$(1,453)	$(3,496)
Add:
Depreciation of real estate assets	4,552	1,628	11,355	4,318
Amortization of intangible lease assets	1,159	434	2,822	1,131
Amortization of below-market lease liabilities	(78)	(79)	(235)	(235)
Fair value adjustment (1)	177	195	568	(354)
Gain on disposition of property	(143)	—	(143)	—
Noncontrolling interest adjustment (2)	(292)	(88)	(682)	(88)
Gains on sales to noncontrolling interest holders, net	(67)	—	(419)	—
FFO	5,234	606	11,813	1,276
Acquisition and transaction related costs	785	347	1,766	347
Modified FFO	$6,019	$953	$13,579	$1,623
Distributions paid (3)(4)	5,681	883	12,753	1,514
Modified FFO coverage ratio	105.9%	107.9%	106.5%	107.2%
Modified FFO payout ratio	94.4%	92.7%	93.9%	93.3%

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

Cash Flows for the Nine Months Ended September 30, 2010

During the nine months ended September 30, 2010, net cash provided by operating activities was $11.2 million. The level of cash flows provided by operating activities is affected by both the timing of interest payments and amount of borrowings outstanding during the period. It is also affected by the receipt of scheduled rent payments.  Prepaid expenses and other assets increased by $4.1 million principally resulting from the prepayment of $1.7 million of asset management, and straight line rent adjustments of $1.7 million incurred during the nine months ended September 30, 2010. Deferred rent increased by $0.2 million and accounts payable increased by $2.0 million.

Net cash used in investing activities during the nine months ended September 30, 2010, was $337.5 million principally relating to acquisitions completed in 2010.

Net cash provided by financing activities totaled approximately $325.7 million during the nine months ended September 30, 2010. Such amount consisted primarily of $246.0 million from issuance of common stock and the net proceeds from mortgage notes payable of $105.4 million and contributions from noncontrolling interest holders of $14.0 million, partially offset by the repayment of short-term bridge funds and notes payable of $15.9 million and $3.5 million, respectively, distributions to common stockholders of $12.7 million, payments of deferred financing costs of $4.2 million, payments for common stock redemptions of $2.5 million and distributions to noncontrolling interest holders of $0.7 million.

Cash paid for interest during the nine months ended September 30, 2010 was $14.5 million.

Cash Flows for the Nine Months Ended September 30, 2009

During the nine months ended September 30, 2009, net cash used in operating activities was $3.5 million. Prepaid expenses and other assets increased by $2.8 million principally resulting from the acquisition of $0.6 million of non-real estate investment furniture and fixtures and the prepayment of $1.1 million of asset management fees and straightline rent adjustments of $0.6 million. Accounts payable and accrued expenses decreased by $0.8 million, the majority of which relates to professional fees, accrued interest and finance coordination fees. Due to affiliates decreased by $2.0 million during the nine months ended September 30, 2009.

Net cash used in investing activities during the nine months ended September 30, 2009, was $76.3 million, principally relating to acquisition costs completed during the third quarter of 2009.

Net cash provided by financing activities totaled $87.6 million during the nine months ended September 30, 2009. Such amount consisted primarily of $65.1 million from issuance of common stock, proceeds from mortgage notes payable of $25.3 million, proceeds from short-term bridge funds of $15.9 million and net proceeds from long-term notes payable of $11.9 million. Cash of $0.9 million was used for distributions to shareholders.

Cash paid for interest during the nine months ended September 30, 2009 was $7.4 million.

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

We expect to meet our future short-term operating liquidity requirements through a combination of net cash provided by our current property operations and the operations of properties to be acquired in the future and proceeds from the sale of common stock.  Management expects that in the future, as our portfolio matures, our properties will generate sufficient cash flow to cover all operating expenses and the payment of a monthly distribution. The majority of our long-term, triple net leases contain contractual rent escalations during the primary term of the lease. Other potential future sources of capital include proceeds from secured or unsecured financings from banks or other lenders, proceeds from private offerings, proceeds from the sale of properties and undistributed funds from operations.

We expect to continue to raise capital through the sale of our common stock and to utilize the net proceeds from the sale of our common stock and proceeds from secured financings to complete future property acquisitions. As of September 30, 2010, we issued 43.4 million shares of common stock. Total gross proceeds from these issuances were $422.2 million. As of September 30, 2010, the aggregate value of all share issuances and subscriptions outstanding was $426.2 million based on a per share value of $10.00 (or $9.50 for shares issued under the distribution reinvestment plan, or DRIP). As of September 30, 2010 an additional 106.7 million shares were available for issuance under the current registration statement and an additional 24.2 million shares were available to be issued under the DRIP.

      On August 5, 2010, the Company filed a registration statement on Form S-11 to register $32.5 millions shares of common stock in connection with the follow on offering to its initial public offering.   The initial public offering was originally set to expire on January 25, 2011, three years after its effective date. However, as permitted by Rule 415 of the Securities Act, the Company will now continue its initial public offering until the earlier of July 24, 2011 or the date that the SEC declares the registration statement for the follow on offering effective. Total capital raised under the current registration and follow on offering will not exceed $1.5 billion.

At September 30, 2010, we have available a $10.0 million revolving line of credit unsecured bridge facility with an affiliated entity. There were no amounts outstanding under this facility at September 30, 2010 or December 31, 2009.  There are no unused borrowing fees associated with this facility.

On July 27, 2010, we entered into a credit agreement with Capital One, N.A. to obtain a secured revolving credit facility in an aggregate maximum principal amount of $30 million. The proceeds of loans made under the credit agreement will be used to finance the acquisition of net leased, investment or non-investment grade properties. The initial term of the credit agreement is 30 months, which may be extended by 12 months, subject to satisfaction of certain conditions, including payment of an extension fee.

Any loan made under the credit agreement shall bear floating interest at per annum rates equal to either one month LIBOR plus 3.25% or three month LIBOR plus 3.25%, at our sole option. In the event of a default, Capital One has the right to terminate its obligations under the credit agreement, including the funding of future loans, and to accelerate the payment on any unpaid principal amount of all outstanding loans. The line of credit requires a 0.25% non-usage fee on the unused balance. In October 2010, we received proceeds from an advance under this facility to finance a portion of the purchase price of a real estate acquisition in the same month.

On August 5, 2010, we entered into a credit agreement with U.S. Bank, N.A. to obtain a secured revolving credit facility in an aggregate maximum principal amount of $20 million, which shall be increased to $30 million six months after closing. The proceeds of loans made under the credit agreement will be used to finance the acquisition of net leased, investment or non-investment grade properties. The initial term of the credit agreement is 24 months, with a one-time extension option of 12 months, subject to satisfaction of certain conditions, including payment of an extension fee.

Any loan made under the credit agreement shall bear floating interest at a per annum rate equal to one month LIBOR plus 3.25%. In the event of a default, U.S. Bank has the right to suspend the funding of future loans and to accelerate the payment on any unpaid principal amount of the outstanding loans. We intend to collateralize the line of credit with certain properties which are currently owned or will be acquired. The Company has not yet drawn on the line of credit. The line of credit requires a 0.25% non-usage fee on the unused balance.

We must collateralized the Capital One and U.S. Bank lines of credit with certain of our properties in addition to meeting certain minimum cash deposit requirements.

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

Distributions

The amount of distributions payable to our stockholders is determined by our board of directors and is dependent on a number of factors, including funds available for distribution, financial condition, capital expenditure requirements, as applicable and annual distribution requirements needed to qualify and maintain our status as a REIT under the Internal Revenue Code (the “Code”). Operating cash flows are expected to increase as additional properties are acquired in our investment portfolio.

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

The Company, our board of directors and Advisor share a similar philosophy with respect to paying our distribution. The distribution should principally be derived from cash flows generated from real estate operations. During the nine months ended September 30, 2010 and 2009, distributions paid totaled $12.8 million and $0.9 million, respectively, inclusive of $5.7 million and $0.6 million, respectively, of common shares issued under the DRIP. In order to improve our operating cash flows and our ability to pay dividends from operating cash flows, our related party Advisor agreed to waive certain fees including asset management and property management fees. See Note 10 – Related Party transactions in the notes to the consolidated financial statements contained elsewhere in this report for more information on fees that were forgiven by our Advisor.  The fees that were waived relating to the activity during the nine months ended September 30, 2010 and 2009 are not deferrals and accordingly, will not be paid by the Company. As our real estate portfolio matures, we expect cash flows from operations to cover a more significant portion of our dividend distributions and over time to cover the entire distribution. As the cash flows from operations become more significant our Advisor may discontinue its past practice of forgiving fees and may charge the entire fee in accordance with our agreements with the Advisor.

Loan Obligations

The payment terms of our loan obligations vary. In general, only interest amounts are payable monthly with all unpaid principal and interest due at maturity. Some of our loan agreements stipulate that we comply with specific reporting and financial covenants mainly related to debt coverage ratios and loan to value ratios. Each loan that has these requirements has specific ratio thresholds that must be met. As of September 30, 2010, we were in compliance with the debt covenants under our loan agreements.

Our Advisor may, with approval from our independent board of directors, seek to borrow short-term capital that, combined with secured mortgage financing, exceeds our targeted leverage ratio. Such short-term borrowings may be obtained from third-parties on a case-by-case basis as acquisition opportunities present themselves simultaneous with our capital raising efforts. We view the use of short-term borrowings as an efficient and accretive means of acquiring real estate in advance of raising equity capital. Accordingly, we can take advantage of buying opportunities as we expand our fund raising activities. As additional equity capital is obtained, these short-term borrowings will be repaid. Our leverage ratio approximated 42.9% (secured mortgage notes payable as a percentage of total real estate investments, at cost) as of September 30, 2010.

In addition as of September 30, 2010 we have an unused short-term equity line available to us from a related party entity that allows us to draw a maximum of $10.0 million, and two additional lines of credit that would allow us to draw an additional $41.8 million if certain requirements are met, net of an outstanding advance under one of these facilities subsequent to September 30, 2010.

Other Obligations

Our board of directors has adopted a share repurchase program (“SRP”) that enables our stockholders to sell their shares to us under limited circumstances. At the time a shareholder requests redemption, we may, subject to certain conditions, redeem the shares presented for repurchase for cash to the extent we have sufficient funds available to fund such purchase. As of September 30, 2010, 159,680 shares of common stock had been redeemed under our share repurchase program at a value of $1.6 million and an additional 89,010 shares with a value redemption value of $0.9 million were accrued for redemption subsequent to September 30, 2010.

As of September 30, 2010, we had cash and cash equivalents of $4.4 million, which we expect to be used primarily to invest in additional real estate as well as pay debt service, operating expenses and stockholder distributions.

Contractual Obligations

The following is a summary of our contractual obligations as of September 30, 2010 (in thousands):

Principal Payments Due:	Total	Less Than One Year	1-3 Years	3-5 Years	Thereafter
Mortgage notes payable	$285,668	$2,804	$32,459	$159,341	$91,065
Other notes payable	12,790	—	12,790	—	—
Purchase obligations (1)	—	—	—	—	—
	$298,458	$2,804	$45,249	$159,341	$91,065

Interest Payments Due:
Mortgage notes payable	$98,804	$16,902	$32,870	$23,693	$25,339
Other notes payable	1,444	1,156	288	—	—
Purchase obligations (1)	—	—	—	—	—
	$100,248	$18,058	$33,158	$23,693	$25,339
_______________

(1)
Subsequent to September 30, 2010, we acquired two Brown Shoe/Payless locations, three St. Joseph’s Mercy Medical locations, an Advance Auto and  two Kum & Go locations. See Note 15 of the consolidated financial statements included in this Form 10-Q for more information about the financing arrangements related to these acquisitions.

Election as a REIT

We elected to be taxed as a REIT under Sections 856 through 860 of the Code commencing with our taxable year ended December 31, 2008. If we continue to qualify for taxation as a REIT, we generally will not be subject to federal corporate income tax to the extent we distribute our REIT taxable income to our stockholders, and so long as we distribute at least 90% of our REIT taxable income. REITs are subject to a number of other organizational and operational requirements. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property, and federal income and excise taxes on our undistributed income. We believe we are organized and operating in such a manner as to qualify to be taxed as a REIT for the taxable nine months ended September 30, 2010.

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

As of September 30, 2010, our debt included fixed-rate debt with a carrying value of $194.9 million and a fair value of $210.0 million. Changes in market interest rates on our fixed rate debt impact fair value of the debt, but it has no impact on interest incurred or cash flow. For instance, if interest rates rise 100 basis points and our fixed rate debt balance remains constant, we expect the fair value of our debt to decrease, the same way the price of a bond declines as interest rates rise. The sensitivity analysis related to our fixed–rate debt assumes an immediate 100 basis point move in interest rates from their September 30, 2010 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed rate debt by approximately $12.7 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed-rate debt by $14.0 million.

As of September 30, 2010, our debt included variable-rate mortgage notes payable with a carrying value of $90.8 million. Interest rate volatility associated with this variable-rate mortgage debt has been mitigated by the use of hedge instruments entered into simultaneously when the corresponding mortgage note was executed. The sensitivity analysis related to our variable-rate debt assumes an immediate 100 basis point move in interest rates from their September 30, 2010 levels, with all other variables held constant. A 100 basis point increase or decrease in variable interest rates on our variable-rate notes payable would increase or decrease our interest expense by $0.9 million annually.

These amounts were determined by considering the impact of hypothetical interest rate changes on our borrowing costs, and, assume no other changes in our capital structure.

As the information presented above includes only those exposures that existed as of September 30, 2010, it does not consider exposures or positions arising after that date. The information represented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of fluctuations.

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

No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended September 30, 2010 that has materially affected, or is reasonable likely to materially affect, our internal controls over financial reporting.

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
Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

By:	/s/ Brian S. Block

Brian S. Block
Executive Vice President, Chief Financial Officer (Principal Accounting Officer)

Date: November 15, 2010

EXHIBIT INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (and are numbered in accordance with Item 601 of Regulation S-K).

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