Form 10-K
period 2010-12-31
American Realty Capital Trust, Inc.
filed 2011-03-31
CIK 1410997

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

There is no established public market for the registrant’s shares of common stock. The registrant is currently conducting the on-going initial public offering of its shares of common stock pursuant to its registration statement on Form S-1 (File No. 333-145949), which shares are being sold at $10.00 per share, with discounts available for certain categories of purchasers. The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, was $300.5 million based on a per share value of $10.00 (or $9.50 for shares issued under the distribution reinvestment plan).

As of March 15, 2011, the registrant had 82.0 million shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement to be delivered to stockholders in connection with the registrant’s 2011 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K. The registrant intends to file its proxy statement within 120 days after its fiscal year end.

AMERICAN REALTY CAPITAL TRUST, INC.
FORM 10-K
Year Ended December 31, 2010

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

The following are some of the risks and uncertainties, although not all risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:

•	We and American Realty Capital Advisor, LLC, our advisor (the “Advisor”), have a limited operating history and our Advisor has limited experience operating a public company. This inexperience makes our future performance difficult to predict.
•	All of our executive officers are also officers, managers and/or holders of a direct or indirect controlling interest in our Advisor, our dealer manager, Realty Capital Securities, LLC (the “Dealer Manager”) and other American Realty Capital-affiliated entities. As a result, our executive officers, our Advisor and its affiliates face conflicts of interest, including significant conflicts created by our Advisor’s compensation arrangements with us and other investors advised by American Realty Capital affiliates and conflicts in allocating time among these investors and us. These conflicts could result in unanticipated actions.
•	Because investment opportunities that are suitable for us may also be suitable for other American Realty Capital-advised programs or investors, our Advisor and its affiliates face conflicts of interest relating to the purchase of properties and other investments and such conflicts may not be resolved in our favor, meaning that we could invest in less attractive assets, which could reduce the investment return to our stockholders.
•	While we are raising capital and investing the proceeds of our on-going initial public offering, the competition for the type of properties we desire to acquire may cause our distributions and the long-term returns of our investors to be lower than they otherwise would be.
•	We depend on tenants for our revenue, and, accordingly, our revenue is dependent upon the success and economic viability of our tenants.
•	Increases in interest rates could increase the amount of our debt payments and limit our ability to pay distributions to our stockholders.
•	We may not generate cash flows sufficient to pay our distributions to stockholders, as such we may be forced to borrow at higher rates or depend on our Advisor to waive reimbursement of certain expenses and fees to fund our operations.
•	No public market currently exists, or may ever exist, for shares of our common stock and our shares are, and may continue to be, illiquid.
•	If we and our Advisor are unable to find suitable investments, then we may not be able to achieve our investment objectives or pay distributions.
•	We may be unable to pay or maintain cash distributions or increase distributions over time.
•	We are obligated to pay substantial fees to our Advisor and its affiliates, including fees payable upon the sale of properties.
•	We are subject to risks associated with the significant dislocations and liquidity disruptions currently existing or occurring in the United States' credit markets.
•	We may fail to qualify or continue to qualify to be treated as a real estate investment trust (“REIT”).

All forward-looking statements should be read in light of the risks identified in Part I, Item IA of this annual report on Form 10-K.

ii

PART I

Item 1. Business.

Organization

We are a Maryland corporation, incorporated on August 17, 2007, that elected to be taxed as a REIT for federal income tax purposes, beginning with the taxable year ended December 31, 2008. As a REIT, we generally are not subject to corporate-level income taxes. To maintain our REIT status, we are required, among other requirements, to distribute annually at least 90% of our “REIT taxable income,” as defined by the Internal Revenue Code of 1986, as amended (the “Code”), to our stockholders. If we fail to qualify as a REIT in any taxable year, we would be subject to federal income tax on our taxable income at regular corporate tax rates.

On January 25, 2008, the Company commenced an initial public offering on a “best efforts” basis of up to 150.0 million shares of common stock offered at a price of $10.00 per share, subject to certain volume and other discounts, pursuant to a registration statement on Form S-11 (File No. 333-145949) (the “Registration Statement”) filed with the U.S. Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, as amended. The Registration Statement also covered up to 25.0 million shares available pursuant to a distribution reinvestment plan (the “DRIP”) under which the Company’s stockholders may elect to have their distributions reinvested in additional shares of the Company’s common stock at the greater of $9.50 per share or 95% of the estimated value of a share of common stock.

On August 5, 2010, we filed a registration statement on Form S-11 (File No. 333-168572) to register 32.5 million shares of common stock in connection with a follow-on offering. The initial public offering was originally set to expire on January 25, 2011, three years after its effective date. However, as permitted by Rule 415 of the Securities Act, the Company will now continue its initial public offering until the earlier of July 25, 2011 or the date that the SEC declares the registration statement for the follow-on offering effective. Total capital raised under the current registration and follow-on offering will not exceed $1.5 billion.

As of December 31, 2010, we issued approximately 61.8 million shares of common stock. Total gross proceeds from these issuances were $603.6 million. As of December 31, 2010, the aggregate value of all share issuances and subscriptions outstanding was $610.6 million based on a per share value of $10.00 (or $9.50 for shares issued under the DRIP). As of December 31, 2010, approximately 0.3 million shares of common stock had been redeemed under our stock repurchase program at a value of $2.6 million and an additional 40,000 shares with a redemption value of $0.4 million were accrued for redemption subsequent to December 31, 2010. We are dependent upon the net proceeds from the offering to conduct our proposed operations.

We intend to use the proceeds of our on-going initial public offering to acquire and manage a diverse portfolio of real estate properties consisting primarily of freestanding, single-tenant properties net leased to investment grade and other creditworthy tenants throughout the United States and Puerto Rico. We typically fund our acquisitions with a combination of equity and debt and in certain cases we may use only equity capital or we may fund a portion of the purchase price of an acquisition through investments from third parties. We expect to arrange long-term financing on both a secured and unsecured fixed rate basis. We intend to continue to grow our existing relationships and develop new relationships throughout various markets we serve, which we expect will lead to further acquisition opportunities. We intend to have an overall leverage ratio as it relates to long-term secured mortgage financings of approximately 45% to 50%. As of December 31, 2010, our leverage ratio was 42.7%.

As of December 31, 2010, we owned 259 properties with 5.3 million square feet, 100% leased with a weighted average remaining lease term of 15.5 years. In constructing our portfolio, we are committed to diversification (industry, tenant and geography). As of December 31, 2010, rental revenues derived from investment grade tenants (rated BBB- or better by Standard & Poor’s) approximated 73.0%. Our strategy encompasses receiving the majority of our revenue from investment grade tenants as we further acquire properties and enter into (or assume) long-term lease arrangements.

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

We have no paid employees. We are managed by our Advisor, and American Realty Capital Properties, LLC, which serves as our property manager (the “Property Manager”). The Advisor and the Property Manager are affiliated entities that receive compensation and fees for services related to the on-going initial public offering and for the investment and management of the Company’s assets. These entities receive fees during the Company’s offering, acquisition, operational and liquidation stages.

Real estate-related investments are higher-yield and higher-risk investments that our Advisor will actively manage, if we elect to acquire such investments. The real estate-related investments in which we may invest include: (i) mortgage loans; (ii) equity securities such as common stocks, preferred stocks and convertible preferred securities of real estate companies; (iii) debt securities, such as mortgage-backed securities, commercial mortgages, mortgage loan participations and debt securities issued by other real estate companies; and (iv) certain types of illiquid securities, such as mezzanine loans and bridge loans. While we may invest in any of these real estate-related investments, our Advisor, with the support of our board of directors, has elected to suspend all activities relating to acquiring real estate-related investments for an indefinite period based on the current adverse climate affecting the capital markets. Since our inception, we have not acquired any real estate-related investments.

Investment Objectives

We invest in commercial real estate properties. Our primary investment objectives are:

•	to provide current income for investors through the payment of cash distributions; and
•	to preserve and return investors’ capital contributions.

We also seek capital gain from our investments. Investors may be able to obtain a return on all or a portion of their capital contribution in connection with the sale of an investor’s shares if we list our shares on a national securities exchange. We cannot assure investors that we will attain any of these objectives. See “Risk Factors.”

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

We will seek to list our shares of common stock for trading on a national securities exchange only if a majority of our directors believe listing would be in our best interests. We do not intend to list our shares at this time. We do not anticipate that there will be any market for our common stock until our shares are listed or quoted. In making the decision to apply for listing of our shares or to provide other forms of liquidity, such as selling our properties and other assets either on a portfolio basis or individually or engaging in a business combination transaction, our board of directors will evaluate whether listing the shares, liquidating or another transaction would be in our best interests. It cannot be determined at this time the circumstances, if any, under which the board of directors would determine to list the shares. If we do not list our shares of common stock on the New York Stock Exchange or NASDAQ Stock Market by December 1, 2018, we intend to either:

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

Acquisition and Investment Policies

The Company seeks to build a diversified portfolio comprised primarily of free-standing single-tenant bank branch, convenience store, restaurant, retail, office and industrial properties that are double-net and triple-net leased to investment grade (S&P BBB- or better) and other creditworthy tenants. Triple-net (NNN) leases typically require the tenant to pay substantially all of the costs associated with operating and maintaining the property such as maintenance, insurance, taxes, structural repairs and all other operating and capital expenses. Double-net (NN) leases typically provide that the landlord is responsible for maintaining the roof and structure, or other structural aspects of the property, while the tenant is responsible for all remaining expenses associated with the property. We will seek to build a portfolio where at least 50% of the portfolio will be comprised of properties leased to investment grade tenants. We currently exceed our objective as approximately 73.0% of our rental income is from investment grade tenants as of December 31, 2010. While most of our investment will be directly in such properties, we may also invest in entities that own or invest in such properties.

We intend to assemble a portfolio of real estate that is diversified by industry, geography, tenants, credits, and use. We anticipate that our portfolio will consist primarily of freestanding, single-tenant properties net leased for use as bank branches, convenience stores, restaurants, retail, office and industrial establishments. Although we expect our portfolio will consist primarily of freestanding, single-tenant properties, we will not forgo opportunities to invest in other types of real estate investments that meet our overall investment objectives.

The following table lists tenants whose annualized rental income on a straight-line basis represented greater than 10% of consolidated income as of December 31, 2010 and 2009:

	Year Ended December 31,
	2010	2009
FedEx	17%	14%
CVS	13%	11%
Walgreens	10%	1%
PNC	5%	25%
First Niagara	4%	21%
Rockland Trust	3%	17%
Rite Aid	2%	10%

The termination, delinquency or non-renewal of one of the above tenants would have a material adverse effect on the revenues of the Company. No other tenant represents more than 10% of the rental income for the periods presented.

Borrowing Policies

Our Advisor believes that utilizing borrowing is consistent with our investment objective of maximizing the return to investors. By operating on a leveraged basis, we will have more funds available for investment in properties. This will allow us to make more investments than would otherwise be possible, resulting in a more diversified portfolio. There is no limitation on the amount we may borrow against any single improved property. However, under our charter, we are required to limit our borrowings to 75% of the greater of the aggregate cost (before deducting depreciation or other non-cash reserves) or the aggregate fair market value of our gross assets as of the date of any borrowing (and to 300% of our net assets (as defined in our charter)), unless excess borrowing is approved by a majority of the independent directors and disclosed to our stockholders in the next quarterly report along with the justification for such excess borrowing. As of December 31, 2010, we have maintained a disciplined approach with respect to borrowing, having a leverage ratio of 42.7% (long-term mortgage financing as a percentage of total real estate investments, at cost). In the event that we issue preferred stock that is entitled to a preference over the common stock in respect of distributions or liquidation or is treated as debt under accounting principles generally accepted in the United States of America (“GAAP”), we will include it in the leverage restriction calculations, unless the issuance of the preferred stock is approved or ratified by our stockholders.

Our Advisor will use its best efforts to obtain financing on the most favorable terms available to us. Lenders may have recourse to certain of our assets in order to secure the repayment of the indebtedness.

Our OP may, with the approval of a majority of our independent directors, utilize unsecured revolving equity lines in connection with property acquisitions as opportunities present themselves, which equity shall be repaid as we raise common equity. Currently, we have one such equity line of up to $10.0 million provided by certain managing principals of American Realty Capital II, LLC, which as of December 31, 2010 has been paid in full.

In addition, short-term equity facilities may be obtained from third parties on a case-by-case basis as acquisition opportunities present themselves simultaneous with our capital raising efforts. We view the use of short-term equity facilities as an efficient and accretive means of acquiring real estate in advance of raising equity capital. Accordingly, we can take advantage of buying opportunities as we expand our fund raising activities. A third party contributed a total of approximately $8.0 million of preferred but unsecured equity towards the acquisition of the Harleysville Properties and the Rockland Properties. The preferred equity in the Rockland Properties was convertible into shares of common stock in the REIT. The balances have been paid in full.

In July 2010, we entered into a credit agreement with Capital One, N.A. (“Capital One”) to obtain a secured revolving credit facility in an aggregate maximum principal amount of $30.0 million. The proceeds of loans made under the credit agreement will be used to finance the acquisition of net leased, investment or non-investment grade properties. The initial term of the credit agreement is 30 months, which may be extended by 12 months, subject to satisfaction of certain conditions, including payment of an extension fee. Any loan made under the credit agreement shall bear floating interest at per annum rates equal to either one month LIBOR plus 3.25% or three month LIBOR plus 3.25%, at our sole option. In the event of a default, Capital One has the right to terminate its obligations under the credit agreement, including the funding of future loans, and to accelerate the payment on any unpaid principal amount of all outstanding loans. We have collateralized the line of credit with certain of our properties. The Capital One line of credit has been used from time to time in 2010 to purchase property. As of December 31, 2010, there were no amounts outstanding on the Capital One line of credit.

In August 2010, we entered into a credit agreement with U.S. Bank, N.A. (“U.S. Bank”) to obtain a secured revolving credit facility in an aggregate maximum principal amount of $20.0 million, which shall be increased to $30.0 million six months after closing. The proceeds of loans made under the credit agreement will be used to finance the acquisition of net leased, investment or non-investment grade properties. The initial term of the credit agreement is 24 months, with a one-time extension option of 12 months, subject to satisfaction of certain conditions, including payment of an extension fee. Any loan made under the credit agreement shall bear floating interest at a per annum rate equal to one month LIBOR plus 3.25%. In the event of a default, U.S. Bank has the right to suspend the funding of future loans and to accelerate the payment on any unpaid principal amount of the outstanding loans. We intend to collateralize the line of credit with certain properties which we currently own or will acquire. As of December 31, 2010, there were no amounts outstanding on the U.S. Bank line of credit.

Since our inception, we have mitigated interest-rate volatility by swapping variable rates on debt to fixed rates by utilizing derivative instruments.

Distribution Policy

To maintain our qualification as a REIT, we are required, among other things, to generally make aggregate annual distributions to our stockholders of at least 90% of our annual REIT taxable income which does not necessarily equal net income as calculated in accordance with GAAP, determined without regard to the deduction for distributions paid and excluding any net capital gain. Our board of directors may authorize distributions in excess of those required for us to maintain REIT status depending on our financial condition and such other factors as our board of directors deems relevant. We calculate our monthly distributions based upon daily record and distribution declaration dates so investors may be entitled to distributions immediately upon purchasing our shares. The payment date is the 2nd day following each month-end to stockholders of record at the close of business each day during the applicable period.

The distribution is calculated based on stockholders of record each day during the applicable period at a rate that, if paid each day for a 365-day period, would equal a specified annualized rate based on a share price of $10.00. The initial annualized rate was 6.5% based on the share price of $10.00. On November 5, 2008, the board of directors of approved an increase in its annual cash distribution from $0.65 to $0.67 per share. Based on a $10.00 share price, this 20 basis point increase, effective January 2, 2009, resulted in an annualized distribution rate of 6.7%. On April 1, 2010, our daily distribution rate increased by another 30 basis points, resulting in an annualized distribution rate of 7.0%. During the years ended December 31, 2010 and 2009, distributions totaled $20.9 million and $3.2 million, respectively, inclusive of $9.3 million and $1.3 million, respectively, of common shares issued under the DRIP. Distribution payments are dependent on the availability of funds. Our board of directors may reduce the amount of distributions paid or suspend distribution payments at any time and therefore distribution payments are not assured.

We, our board of directors and Advisor share a similar philosophy with respect to paying our distribution. The distribution should principally be derived from cash flows generated from real estate operations. In order to improve our operating cash flows and our ability to pay distributions from operating cash flows, our related party Advisor agreed to waive certain fees including asset management and property management fees. The Company pays the Advisor an annualized asset management fee of 1.0% based on the aggregate contract purchase price of all properties. During the years ended December 31, 2010 and 2009, the Company paid asset management fees to the Advisor of $1.4 million and $0.1 million, respectively. The Advisor has elected to waive the remainder of its asset management fee through December 31, 2010, and will determine if a portion or all of such fees will be waived in subsequent periods on a quarter-to-quarter basis. Such fees waived during the years ended December 31, 2010 and 2009 were $4.0 million and $1.8 million, respectively. The fees that were waived relating to the activity during 2010 and 2009 are not deferrals and accordingly, will not be paid by the Company. Because the Advisor waived certain fees that we owed, cash flow from operations that would have been paid to the Advisor was available to pay distributions to our stockholders. The amount of the asset management fee will be reduced to the extent that funds from operations (“FFO”) as adjusted, during the six months ending on the last day of the calendar quarter immediately preceding the date such asset management fee is payable, is less than the distributions declared with respect to the six month period. For purposes of this determination, FFO, as adjusted, is FFO (as defined by the National Association of Real Estate Investment Trusts, or “NAREIT”), adjusted to (i) include acquisition fees and related expenses which is deducted in computing FFO; (ii) include non-cash restricted stock grant amortization, if any, which is deducted in computing FFO; and (iii) include impairments of real estate related investments, if any (including properties, loans receivable and equity and debt investments) which is deducted in computing FFO. In certain instances, the Advisor may elect to absorb a portion of general and administrative costs that we would otherwise pay to improve our working capital.

As our real estate portfolio matures, we expect cash flows from operations to cover a more significant portion of our distributions and over time to cover distributions. As the cash flows from operations become more significant our Advisor may discontinue its past practice of forgiving fees and may charge the entire fee in accordance with our agreements with the Advisor. There can be no assurance that the Advisor will continue to waive asset management or property management fees beyond the agreed upon limits in the future.

The following is a chart of monthly distributions declared and paid during the years ended December 31, 2010 and 2009 (in thousands):

	Total	Cash	Distribution Reinvestment Plan
2010:
January(1)	$1,498	$855	$643
February	866	485	381
March	864	481	383
April	1,086	601	485
May	1,263	696	567
June	1,496	822	674
July	1,637	894	743
August	1,895	1,028	867
September	2,148	1,174	974
October	2,382	1,328	1,054
November	2,775	1,558	1,217
December	3,034	1,704	1,330
Total 2010	$20,944	$11,626	$9,318
2009:
January	$69	$46	$23
February	76	50	26
March	75	49	26
April	101	64	37
May	129	79	50
June	180	107	73
July	217	127	90
August	290	177	113
September	376	220	156
October	455	265	190
November	564	329	235
December	643	375	268
Total 2009	$3,175	$1,888	$1,287

(1)	Includes the special distribution paid on January 19, 2010 to stockholders of record as of December 31, 2009.

Tax Status

We have elected to be taxed as a REIT under Sections 856 through 860 of the Code, effective for our taxable year ended December 31, 2008. We believe that, commencing with such taxable year, we are organized and operate in such a manner as to qualify for taxation as a REIT under the Code. We intend to continue to operate in such a manner to qualify for taxation as a REIT, but no assurance can be given that we will operate in a manner so as to qualify or remain qualified as a REIT. Pursuant to our charter, our board of directors has the authority to make any tax elections on our behalf that, in their sole judgment, are in our best interest. This authority includes the ability to elect not to qualify as a REIT for federal income tax purposes or, after qualifying as a REIT to revoke or otherwise terminate our status as a REIT. Our board of directors has the authority under our charter to make these elections without the necessity of obtaining the approval of our stockholders. In addition, our board of directors has the authority to waive any restrictions and limitations contained in our charter that are intended to preserve our status as a REIT during any period in which our board of directors has determined not to pursue or preserve our status as a REIT.

Competition

The United States commercial real estate investment market continues to be highly competitive. We actively compete with many other entities engaged in the acquisition and operation of commercial properties. As such, we compete for a limited supply of properties and financing for these properties that meet our investment criteria. Investors include large institutional investors, pension funds, REITs, insurance companies, as well as foreign and private investors. These entities may have greater financial resources than we do. This increased competition in the commercial real estate and finance markets may limit the number of suitable properties available to us and result in higher pricing, lower yields and an increased cost of funds. These factors could also result in delays in the investment of proceeds from our on-going initial public offering.

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

Environmental

As an owner of real estate, we are subject to various environmental laws of federal, state and local governments. Compliance with existing laws has not had a material adverse effect on our financial condition or results of operations, and management does not believe it will have such an impact in the future. However, we cannot predict the impact of unforeseen environmental contingencies or new or changed laws or regulations on properties in which we hold an interest, or on properties that may be acquired directly or indirectly in the future. We hire third parties to conduct Phase I environmental reviews of the real property that we intend to purchase.

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

Financial Information About Industry Segments

Our current business consists of owning, managing, operating, leasing, acquiring, investing in and disposing of real estate assets. All of our consolidated revenues are from our consolidated real estate properties. We internally evaluate operating performance on an individual property level and view all of our real estate assets as one industry segment, and, accordingly, all of our properties are aggregated into one reportable segment. Please see Part IV, Item 15 — Exhibits and Financial Statement Schedules included elsewhere in this annual report for more detailed financial information.

Available Information

We electronically file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports, and proxy statements, with the SEC. We also filed with the SEC our registration statement in connection with our current offering. You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549, or you may obtain information by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet address at http://www.sec.gov that contains reports, proxy statements and information statements, and other information, which you may obtain free of charge. In addition, copies of our filings with the SEC may be obtained from the website maintained for us and our affiliates at www.americanrealtycap.com.

Item 1A. Risk Factors.

Risks Related to an Investment in American Realty Capital Trust, Inc.

Except as described herein, we have limited prior operating history or established financing sources, and the prior performance of real estate investment programs sponsored by affiliates of our Advisor may not be an indication of our future results.

Except as described in this annual report on Form 10-K, we have limited operating history and you should not rely upon the past performance of other real estate investment programs sponsored by affiliates of our Advisor to predict our future results. We were incorporated on August 17, 2007. We have limited investments in real estate or otherwise. Although Mr. Schorsch, Mr. Kahane and other members of our Advisor’s management have significant experience in the acquisition, finance, management and development of commercial real estate, the prior performance of real estate investment programs sponsored by affiliates of Mr. Schorsch, Mr. Kahane and our Advisor may not be indicative of our future results.

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

Because our on-going initial public offering is a blind pool offering, you will not have the opportunity to evaluate all of our investments before we make them, which makes an investment in us more speculative.

We have not yet acquired or identified all of the investments that we will make with the net proceeds of our on-going initial public offering. Additionally, we will not provide you with information to evaluate our investments prior to our acquisition of properties. We seek to invest substantially all of the offering proceeds available for investment, after the payment of fees and expenses, in the acquisition of freestanding, single-tenant commercial properties net leased to investment grade or other creditworthy tenants. We may also, in the discretion of our Advisor, invest in other types of real estate or in entities that invest in real estate. We will acquire or invest in properties located only in the United States and the Commonwealth of Puerto Rico. In addition, our Advisor may make or invest in mortgage, bridge or mezzanine loans or participations therein on our behalf if our board of directors determines, due to the state of the real estate market or in order to diversify our investment portfolio or otherwise, that such investments are advantageous to us. We have established policies relating to the creditworthiness of tenants of our properties, but our board of directors will have wide discretion in implementing these policies, and you will not have the opportunity to evaluate potential tenants.

There is no public trading market for our shares and there may never be one; therefore, it will be difficult for you to sell your shares.

There currently is no public market for our shares and there may never be one. If you are able to find a buyer for your shares, you may not sell your shares unless the buyer meets applicable suitability and minimum purchase standards. Our charter also prohibits the ownership of more than 9.8% in value of the aggregate of our outstanding shares of stock or more than 9.8% (in value or in number of shares, whichever is more restrictive) of any class or series of shares of our stock by a single investor, unless exempted by our board of directors, which may inhibit large investors from desiring to purchase your shares. Moreover, our share repurchase program includes numerous restrictions that would limit your ability to sell your shares to us. Our board of directors reserves the right, in its sole discretion, at any time and from time to time, to amend the terms of, suspend or terminate our share repurchase program upon thirty days notice. Additionally, our board of directors reserves the right, in its sole discretion, to reject an individual stockholder’s request for redemption for any reason at any time. Therefore, it will be difficult for you to sell your shares promptly or at all. If you are able to sell your shares, you will likely have to sell them at a substantial discount to the price you paid for the shares. It also is likely that your shares would not be accepted as the primary collateral for a loan. You should purchase the shares only as a long-term investment because of the illiquid nature of the shares.

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

We could suffer from delays in locating suitable investments, particularly as a result of our reliance on our Advisor at times when management of our Advisor is simultaneously seeking to locate suitable investments for other affiliated programs, including American Realty Capital New York Recovery REIT, Inc., or Recovery REIT, Phillips Edison — ARC Shopping Center REIT, Inc., or PEARC, American Realty Capital Healthcare Trust, Inc., or ARC HT, American Realty Capital — Retail Centers of America, Inc., or ARC RCA, and Business Development Corporation of America, Inc., or BDCA, each of which is an American Realty Capital sponsored program that has been declared effective by the SEC, in addition to American Realty Capital Trust II, Inc., or ARCT II, American Realty Capital Trust III, or ARCT III, ARC — Northcliffe Income Properties, Inc., or ARC — Northcliffe and American Realty Capital Properties, Inc., or ARCP, each of which is an American Realty Capital sponsored program that is currently in registration with the SEC. Delays we encounter in the selection, acquisition and, in the event we develop properties, development of income-producing properties, likely would adversely affect our ability to make distributions and the value of your overall returns. In such event, we may pay all or a substantial portion of our distributions from the proceeds of our on-going initial public offering or from borrowings in anticipation of future cash flow, which may constitute a return of your capital. Distributions from the proceeds of our public offering or from borrowings also could reduce the amount of capital we ultimately invest in properties. This, in turn, would reduce the value of your investment. In particular, where we acquire properties prior to the start of construction or during the early stages of construction, it will typically take several months to complete construction and rent available space. Therefore, you could suffer delays in the receipt of cash distributions attributable to those particular properties. If our Advisor is unable to obtain suitable investments, we will hold the proceeds of our public offering in an interest-bearing account or invest the proceeds in short-term, investment-grade investments.

If our Advisor loses or is unable to obtain key personnel, our ability to implement our investment strategies could be delayed or hindered, which could adversely affect our ability to make distributions and the value of your investment.

Our success depends to a significant degree upon the contributions of certain of our executive officers and other key personnel of our Advisor, including Nicholas S. Schorsch and William M. Kahane, each of whom would be difficult to replace. Our Advisor does not have an employment agreement with any of these key personnel and we cannot guarantee that all, or any particular one, will remain affiliated with us and/or our Advisor. If any of our key personnel were to cease their affiliation with our Advisor, our operating results could suffer. We maintain separate key man life insurance policies on each of Nicholas S. Schorsch, William M. Kahane, Brian S. Block, Peter M. Budko and Edward M. Weil, Jr. We believe that our future success depends, in large part, upon our Advisor’s ability to hire and retain highly skilled managerial, operational and marketing personnel. Competition for such personnel is intense, and we cannot assure you that our Advisor will be successful in attracting and retaining such skilled personnel. If our Advisor loses or is unable to obtain the services of key personnel, our ability to implement our investment strategies could be delayed or hindered, and the value of your investment may decline.

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

The management of multiple REITs, especially REITs in the development stage, by our executive officers and officers of our Advisor may significantly reduce the amount of time our executive officers and officers of our Advisor are able to spend on activities related to us and may cause other conflicts of interest, which may cause our operating results to suffer.

Our executive officers and officers of our Advisor are part of the senior management or are key personnel of the other eight American Realty Capital-sponsored REITs and their Advisors. Four of the American Realty Capital-sponsored REITs, have registration statements that are not yet effective and are in the development phase, and four of the American Realty Capital-sponsored REITs have registration statements that became effective in the past six months. As a result, such REITs will have concurrent and/or overlapping fundraising, acquisition, operational and disposition and liquidation phases as us, which may cause conflicts of interest to arise throughout the life of our company with respect to, among other things, finding investors, locating and acquiring properties, entering into leases and disposing of properties. Additionally, based on our Sponsor’s experience, a significantly greater time commitment is required of senior management during the development stage when the REIT is being organized, funds are initially being raised and funds are initially being invested, and less time is required as additional funds are raised and the offering matures. The conflicts of interest each of our executive officers and each officer of our Advisor will face may delay our fund raising and investment of our proceeds due to the competing time demands and generally cause our operating results to suffer.

We will compete for investors with other programs of our Sponsor, which could adversely affect the amount of capital we have to invest.

The American Realty Capital group of companies is currently the sponsor of nine public offerings of non-traded REIT shares and one public offering of shares for a REIT that has applied for listing on The NASDAQ Capital Market, which offerings will be ongoing during a significant portion of our offering period. These programs all have filed registration statements for the offering of common stock and intend to elect to be taxed as REITs. The offerings will likely occur concurrently with our offering, and our Sponsor is likely to Sponsor other offerings during our offering period. Our Dealer Manager is the Dealer Manager for these other offerings. We will compete for investors with these other programs, and the overlap of these offerings with our offering could adversely affect our ability to raise all the capital we seek in this offering, the timing of sales of our shares and the amount of proceeds we have to spend on real estate investments.

Our Advisor will face conflicts of interest relating to the purchase and leasing of properties, and such conflicts may not be resolved in our favor, which could adversely affect our investment opportunities.

Affiliates of our Advisor have sponsored other real estate investment programs including Recovery REIT, PEARC, ARC HT, ARC RCA, ARCT II, ARCT III, ARC — Northcliffe and ARCP. Recovery REIT intends to acquire quality income-producing commercial real estate, as well as make real estate investments that relate to office, retail, multi-family residential, industrial and hotel property types, located in the New York metropolitan area, primarily New York City. PEARC intends to invest primarily in necessity-based neighborhood and community shopping centers throughout the United States, with a focus on grocery anchored shopping centers. ARC HT intends to invest primarily in medical office buildings and healthcare-related facilities in the United States. ARC RCA intends to invest primarily in existing anchored, stabilized core retail properties, including power centers, lifestyle centers, grocery-anchored shopping centers and other need-based shopping centers located in the United States and at least 80% leased at the time of acquisition. ARCT II intends to invest primarily in free-standing, single-tenant bank branch, convenience store, retail, office and industrial properties that are double-net and triple-net leased to investment grade and other creditworthy tenants. ARCT III intends to invest primarily in free-standing retail properties that are double-net and triple-net leased to investment grade and other creditworthy tenants. ARC — Northcliffe intends to invest primarily in tenant commercial properties and lease them back to the sellers pursuant to leases generally having terms of at least ten years in the United States and Europe. ARCP intends to invest in commercial properties with medium term net leases. Affiliates of our Advisor may sponsor additional other real estate investment programs in the future. We may buy properties at the same time and/or in the same geographic areas as one or more of the other American Realty Capital-sponsored programs managed by officers and key personnel of our Advisor. There is a risk our Advisor will choose a property that provides lower returns to us than a property purchased by another American Realty Capital-sponsored program. We cannot be sure that officers and key personnel acting on behalf of our Advisor and on behalf of managers of other American Realty Capital-sponsored programs will act in our best interests when deciding whether to allocate any particular property to us. Also, although our board of directors adopted a policy whereby we may not acquire properties from affiliated entities, we may in the future, with the approval of our board, change our policy and acquire properties from, or sell properties to, other American Realty Capital-sponsored programs, and although we will do so consistent with our investment procedures, objectives and policies, transactions entered between us and our affiliates will not be subject to arm’s-length negotiations, which could mean that the acquisitions may be on terms less favorable to us than those negotiated with unaffiliated parties. However, our charter provides that the purchase price of any property acquired from an affiliate may not exceed its fair market value as determined by a qualified independent appraiser selected by our independent directors. In addition, a majority of our directors, including a majority of independent directors, who have no financial interest in the transaction, must determine that the transaction is fair and reasonable to us and that the transaction is at a price to us not greater than the cost to our affiliate or, if the price to us exceeds the cost paid by our affiliate, that there is substantial justification for the excess cost. Furthermore, if one of the other American Realty

Capital-sponsored programs attracts a tenant that we are competing for, we could suffer a loss of revenue due to delays in locating another suitable tenant. You will not have the opportunity to evaluate the manner in which these conflicts of interest are resolved before or after making your investment. Similar conflicts of interest may apply if our Advisor determines to make or purchase mortgage, bridge or mezzanine loans or participations therein on our behalf, since other American Realty Capital-sponsored programs may be competing with us for these investments.

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

Each of our executive officers, including Nicholas S. Schorsch, who also serves as the chairman of our board of directors, and William M. Kahane, president and chief operating officer, also are officers of our Advisor, our Property Manager, our Dealer Manager and other affiliated entities. As a result, these individuals owe fiduciary duties to these other entities and their stockholders and limited partners, which fiduciary duties may conflict with the duties that they owe to us or our stockholders. Their loyalties to these other entities could result in actions or inactions that are detrimental to our business, which could harm the implementation of our business strategy and our investment and leasing opportunities. Conflicts with our business and interests are most likely to arise from involvement in activities related to (a) allocation of new investments and management time and services between us and the other entities, (b) our purchase of properties from, or sale of properties, to affiliated entities, (c) the timing and terms of the investment in or sale of an asset, (d) development of our properties by affiliates, (e) investments with affiliates of our Advisor, (f) compensation to our Advisor, and (g) our relationship with our Dealer Manager and Property Manager. If we do not successfully implement our business strategy, we may be unable to generate cash needed to make distributions to you and to maintain or increase the value of our assets.

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

An affiliate of our Advisor has developed a program to facilitate real estate acquisitions for persons (“1031 Participants”) who seek to reinvest proceeds from a real estate sale and qualify that reinvestment for like-kind exchange treatment under Section 1031 of the Code (“Section 1031 Exchange Program”). The Section 1031 Exchange Program involves a private placement of co-tenancy interests in real estate. There are significant tax and securities disclosure risks associated with these private placement offerings of co-tenancy interests to 1031 Participants. For example, in the event that the Internal Revenue Service conducts an audit of the purchasers of co tenancy interests and successfully challenges the qualification of the transaction as a like-kind exchange, purchasers of co-tenancy interests may file a lawsuit against the entity offering the co-tenancy interests and its sponsors. We anticipate providing certain financial guarantees, in the event co-tenancy interests in such offerings are not sold and could therefore be named in or otherwise required to defend against lawsuits brought by 1031 Participants. Any amounts we are required to expend for any such litigation claims may reduce the amount of funds available for distribution to you. In addition, disclosure of any such litigation may limit our future ability to raise additional capital through the sale of stock or borrowings. As of December 31, 2010, we have engaged in 6 Section 1031 Exchange Programs raising aggregate proceeds of $15.2 million.

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

Our charter, with certain exceptions, authorizes our directors to take such actions as are necessary and desirable to preserve our qualification as a REIT. Unless exempted by our board of directors, no person may own more than 9.8% in value of the aggregate our outstanding shares of stock or more than 9.8% (in value or in number of shares, whichever is more restrictive) of any class or series of shares of our stock. This and other restrictions in our charter on the ownership and transfer of our stock may have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price for holders of our common stock.

Our charter permits our board of directors to issue stock with terms that may subordinate the rights of common stockholders or discourage a third party from acquiring us in a manner that might result in a premium price to our stockholders.

Our charter permits our board of directors to issue up to 250.0 million shares of stock. In addition, our board of directors, without any action by our stockholders, may amend our charter from time to time to increase or decrease the aggregate number of shares or the number of shares of any class or series of stock that we have authority to issue. Our board of directors may classify or reclassify any unissued preferred stock and establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to distributions, qualifications and terms or conditions of repurchase of any such stock. Thus, our board of directors could authorize the issuance of preferred stock with terms and conditions that could have a priority as to distributions and amounts payable upon liquidation over the rights of the holders of our common stock. Preferred stock could also have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price for holders of our common stock.

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

Under Maryland law, “business combinations” between a Maryland corporation and an interested stockholder or an affiliate of an interested stockholder are prohibited for five years after the most recent date on which the interested stockholder becomes an interested stockholder. These business combinations include a merger, consolidation, share exchange or, in circumstances specified in the statute, an asset transfer or issuance or reclassification of equity securities. An interested stockholder is defined as:

•	any person who beneficially owns 10% or more of the voting power of the corporation’s outstanding voting stock; or
•	an affiliate or associate of the corporation who, at any time within the two-year period prior to the date in question, was the beneficial owner of 10% or more of the voting power of the then outstanding voting stock of the corporation.

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

These super-majority vote requirements do not apply if the corporation’s common stockholders receive a minimum price, as defined under Maryland law, for their shares in the form of cash or other consideration in the same form as previously paid by the interested stockholder for its shares. The business combination statute permits various exemptions from its provisions, including business combinations that are exempted by the board of directors prior to the time that the interested stockholder becomes an interested stockholder. Pursuant to the statute, our board of directors has exempted any business combination involving Our Advisor or any affiliate of our Advisor. Consequently, the five-year prohibition and the super-majority vote requirements will not apply to business combinations between us and our Advisor or any affiliate of our Advisor. As a result, our Advisor and any affiliate of our Advisor may be able to enter into business combinations with us that may not be in the best interest of our stockholders, without compliance with the super-majority vote requirements and the other provisions of the statute. The business combination statute may discourage others from trying to acquire control of us and increase the difficulty of consummating any offer.

Maryland law limits the ability of a third-party to buy a large stake in us and exercise voting power in electing directors, which may discourage a takeover that could otherwise result in a premium price to our stockholders.

The Maryland Control Share Acquisition Act provides that “control shares” of a Maryland corporation acquired in a “control share acquisition” have no voting rights except to the extent approved by stockholders by a vote of two-thirds of the votes entitled to be cast on the matter. Shares of stock owned by the acquirer, by officers or by directors who are employees of the corporation, are excluded from shares entitled to vote on the matter. “Control shares” are voting shares of stock which, if aggregated with all other shares of stock owned by the acquirer or in respect of which the acquirer can exercise or direct the exercise of voting power (except solely by virtue of a revocable proxy) would entitle the acquirer to exercise voting power in electing directors within specified ranges of voting power. Control shares do not include shares the acquiring person is then entitled to vote as a result of having previously obtained stockholder approval. A “control share acquisition” means the acquisition of issued and outstanding control shares. The control share acquisition statute does not apply (a) to shares acquired in a merger, consolidation or share exchange if the corporation is a party to the transaction or (b) to acquisitions approved or exempted by the charter or bylaws of the corporation. Our bylaws contain a provision exempting from the Control Share Acquisition Act any and all acquisitions of our stock by any person. There can be no assurance that this provision will not be amended or eliminated at any time in the future.

If we are required to register as an investment company under the Investment Company Act, we could not continue our business, which may significantly reduce the value of your investment.

We are not registered as an investment company under the Investment Company Act of 1940, as amended (Investment Company Act). Under Section 3(a)(1)(C) of the Investment Company Act, a company is deemed to be an “investment company” if it is engaged, or proposes to engage, in the business of investing, reinvesting, owning, holding or trading in securities and owns or propose to acquire “investment securities” having a value exceeding 40% of the value of its total assets on an unconsolidated basis, which we refer to as the “40 test.” If we would ever inadvertently fall within one of the definitions of “investment company,” we intend to rely on the exception provided by Section 3(c)(5)(C) of the Investment Company Act and certain No-Action Letters from the SEC. Under Section 3(c)(5)(C), the SEC staff generally requires a company to maintain at least 55% of its assets directly in qualifying assets and at least 80% of the entity’s assets in qualifying assets and in a broader category of real estate related assets to qualify for this exception. Mortgage-related securities may or may not constitute such qualifying assets, depending on the characteristics of the mortgage-related securities, including the rights that we have with respect to the underlying loans. Our ownership of mortgage-related securities, therefore, is limited by provisions of the Investment Company Act and SEC staff interpretations. We intend to monitor compliance with these requirements on an on-going basis. If we were obligated to register as an investment company, we would have to comply with a variety of substantive requirements under the Investment Company Act imposing, among other things:

•	limitations on capital structure;
•	restrictions on specified investments;
•	prohibitions on transactions with affiliates; and
•	compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations that would significantly change our operations.

In order to maintain our exemption from regulation under the Investment Company Act, we must engage primarily in the business of buying real estate, and these investments must be made within a year after the offering ends. If we are unable to invest a significant portion of the proceeds of our on-going initial public offering in properties within one year of the termination of the offering, we may avoid being required to register as an investment company by temporarily investing any unused proceeds in government securities with low returns. This would reduce the cash available for distribution to investors and possibly lower your returns.

The method we use to classify our assets for purposes of the Investment Company Act will be based in large measure upon no-action positions taken by the SEC staff in the past. These no-action positions were issued in accordance with factual situations that may be substantially different from the factual situations we may face, and a number of these no-action positions were issued more than ten years ago. No assurance can be given that the SEC staff will concur with our classification of our assets. In addition, the SEC staff, may, in the future, issue further guidance that may require us to re-classify our assets for purposes of qualifying for an exclusion from regulation under the Investment Company Act. If we are required to re-classify our assets, we may no longer be in compliance with the exclusion from the definition of an “investment company” provided by Section 3(c)(5)(C) of the Investment Company Act.

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

Our board of directors may amend the terms of our share repurchase program without stockholder approval. Our board of directors reserves the right, in its sole discretion, at any time and from time to time, to amend the terms of, suspend or terminate our share repurchase program upon 30 days written notice. Additionally, our board of directors reserves the right, in its sole discretion, to reject an individual stockholder’s request for redemption for any reason at any time. In addition, the share repurchase program includes numerous restrictions that would limit your ability to sell your shares. Generally, you must have held your shares for at least one year in order to participate in our share repurchase program. If our board of directors authorizes a repurchase from legally available funds, we will limit the number of shares repurchased pursuant to our share repurchase program as follows: (a) during any calendar year, the number of shares we will redeem will be limited to the proceeds in the initial offering’s distribution reinvestment plan (shares requested for repurchase upon the death of a stockholder will not be subject to this limitation); and (b) funding for the repurchase of shares will be limited to the net proceeds we receive from the sale of shares under our initial offering’s distribution reinvestment plan. These limits might prevent us from accommodating all repurchase requests made in any year. These restrictions severely limit your ability to sell your shares should you require liquidity, and limit your ability to recover the value you invested or the fair market value of your shares.

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

Because the Dealer Manager is one of our affiliates, you will not have the benefit of an independent review of the prospectus or us customarily performed in underwritten offerings.

The Dealer Manager, Realty Capital Securities, LLC, is one of our affiliates and will not make an independent review of us or the offering. Accordingly, you will have to rely on your own broker-dealer to make an independent review of the terms of this offering. If your broker-dealer does not conduct such a review, you will not have the benefit of an independent review of the terms of this offering. Further, the due diligence investigation of us by the Dealer Manager cannot be considered to be an independent review and, therefore, may not be as meaningful as a review conducted by an unaffiliated broker-dealer or investment banker.

Your interest in us will be diluted if we issue additional shares.

Existing stockholders and potential investors in our on-going initial public offering do not have preemptive rights to any shares issued by us in the future. Our charter currently authorizes us to issue up to 250.0 million shares of stock, of which 240.0 million shares are designated as common stock and 10.0 million shares are designated as preferred stock.

Subject to any limitations set forth under Maryland law, our board of directors may increase the number of authorized shares of stock, increase or decrease the number of shares of any class or series of stock designated, or reclassify any unissued shares without the necessity of obtaining stockholder approval. All of such shares may be issued in the discretion of our board of directors. Existing stockholders and investors purchasing shares in our public offering likely will suffer dilution of their equity investment in us, in the event that we (a) sell shares in our public offering or sell additional shares in the future, including those issued pursuant to follow-on offerings or our distribution reinvestment plan, (b) sell securities that are convertible into shares of our common stock, (c) issue shares of our common stock in a private offering of securities to institutional investors, (d) issue shares of our common stock upon the exercise of the options granted to our independent directors, (e) issue shares to our Advisor, its successors or assigns, in payment of an outstanding fee obligation as set forth under our advisory agreement, or (f) issue shares of our common stock to sellers of properties acquired by us in connection with an exchange of limited partnership interests of the OP, existing stockholders and investors purchasing shares in our public offering will likely experience dilution of their equity investment in us. In addition, the partnership agreement for the OP contains provisions that would allow, under certain circumstances, other entities, including other American Realty Capital-sponsored programs, to merge into or cause the exchange or conversion of their interest for interests of the OP. Because the limited partnership units of the OP may, in the discretion of our board of directors, be exchanged for shares of our common stock, any merger, exchange or conversion between the OP. and another entity ultimately could result in the issuance of a substantial number of shares of our common stock, thereby diluting the percentage ownership interest of other stockholders. To the extent we issue additional equity interests after you purchase shares of our common stock, your percentage ownership interest in us will be diluted. In addition, depending upon the terms and pricing of any additional offerings and the value of our real properties and other real estate-related assets, you may also experience dilution in the book value and fair market value of your shares. Because of these and other reasons described in this “Risk Factors” section, you should not expect to be able to own a significant percentage of our shares.

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

We will not calculate the net asset value per share for our shares until 18 months after completion of our last offering, therefore, you will not be able to determine the net asset value of your shares on an on-going basis during our on-going initial public offering and for a substantial period of time thereafter.

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

When tenants do not renew their leases or otherwise vacate their space, it is usual that, in order to attract replacement tenants, we will be required to expend substantial funds for tenant improvements and tenant refurbishments to the vacated space. In addition, although we expect that our leases with tenants will require tenants to pay routine property maintenance costs, we will likely be responsible for any major structural repairs, such as repairs to the foundation, exterior walls and rooftops. We will use substantially all of our on-going initial public offering’s gross proceeds to buy real estate and pay various fees and expenses. We intend to reserve only 0.1% of the gross proceeds from our public offering for future capital needs. Accordingly, if we need additional capital in the future to improve or maintain our properties or for any other reason, we will have to obtain financing from other sources, such as cash flow from operations, borrowings, property sales or future equity offerings. These sources of funding may not be available on attractive terms or at all. If we cannot procure additional funding for capital improvements, our investments may generate lower cash flows or decline in value, or both.

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

Recent events have exacerbated the general economic slowdown that has affected the nation as a whole and the local economies where our properties may be located. Economic weakness and higher unemployment, combined with higher costs, especially for energy, food and commodities, has put considerable pressure on consumer spending, which, along with the lack of available debt financing, has resulted in many U.S. companies experiencing poorer financial and operating performance over the past twelve months than in prior periods. As a result, this slowdown has reduced demand for space and removed support for rents and property values. Our operating results may be affected by the following market and economic challenges, which may result from a continued or exacerbated general economic slowdown experienced by the nation as a whole or by the local economics where our properties may be located:

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

A continuing environment of declining prices could further weaken real estate markets. We do not know how long the slowdown will last, or when, or even if, real estate markets will return to more normal conditions. Since we cannot predict when real estate markets may recover, the value of our properties may decline if market conditions persist or worsen. Further, the results of operations for a property in any one period may not be indicative of results in future periods, and the long-term performance of such property generally may not be comparable to, and cash flows may not be as predictable as, other properties owned by third parties in the same or similar industry. The already weak conditions in the real estate markets could be further exacerbated by a deterioration of national or regional economic conditions. Our property values and operations could be negatively affected to the extent that the current economic downturn is prolonged or becomes more severe.

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

While we do not currently intend to do so, we may use proceeds from our on-going initial public offering to acquire and develop properties upon which we will construct improvements. We will be subject to uncertainties associated with re-zoning for development, environmental concerns of governmental entities and/or community groups, and our builder’s ability to build in conformity with plans, specifications, budgeted costs, and timetables. If a builder fails to perform, we may resort to legal action to rescind the purchase or the construction contract or to compel performance. A builder’s performance may also be affected or delayed by conditions beyond the builder’s control. Delays in completion of construction could also give tenants the right to terminate preconstruction leases. We may incur additional risks when we make periodic progress payments or other advances to builders before they complete construction. These and other such factors can result in increased costs of a project or loss of our investment. In addition, we will be subject to normal lease-up risks relating to newly constructed projects. We also must rely on rental income and expense projections and estimates of the fair market value of property upon completion of construction when agreeing upon a price at the time we acquire the property. If our projections are inaccurate, we may pay too much for a property, and our return on our investment could suffer.

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

There may be a substantial period of time before the proceeds of our on-going initial public offering are invested. Delays we encounter in the selection, acquisition and/or development of properties could adversely affect your returns. Where properties are acquired prior to the start of construction or during the early stages of construction, it will typically take several months to complete construction and rent available space. Therefore, you could suffer delays in the payment of cash distributions attributable to those particular properties.

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

U.S. and international markets are currently experiencing increased levels of volatility due to a combination of many factors, including decreasing values of home prices, limited access to credit markets, higher fuel prices and less consumer spending. The effects of the current market dislocation may persist as financial institutions continue to take the necessary steps to restructure their business and capital structures. As a result, this economic downturn has reduced demand for space and removed support for rents and property values. Since we cannot predict when the real estate markets will recover, the value of our properties may decline if current market conditions persist or worsen.

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

In most instances, we have acquired, and expect to acquire, real properties by using either existing financing or borrowing new funds. In addition, we have incurred mortgage debt and pledged all or some of our real properties as security for that debt to obtain funds to acquire additional real properties and may continue to do so. We may borrow if we need funds to satisfy the REIT tax qualification requirement that we generally distribute at least 90% of our annual REIT taxable income (which does not equal net income as calculated in accordance with GAAP), determined without regard to the deduction for distributions paid and excluding any net capital gain, to our stockholders. We may also borrow if we otherwise deem it necessary or advisable to assure that we maintain our qualification as a REIT for U.S. federal income tax purposes.

Our Advisor believes that utilizing borrowing is consistent with our investment objective of maximizing the return to investors. There is no limitation on the amount we may borrow against any single improved property. However, under our charter, we are required to limit our borrowings to 75% of the greater of the aggregate cost (before deducting depreciation or other non-cash reserves) or the aggregate fair market value of our gross assets as of the date of any borrowing, unless excess borrowing is approved by a majority of the independent directors. Our borrowings will not exceed 300% of our net assets (generally equal to 75% of cost), unless the excess is approved by a majority of our independent directors, which is the maximum level of indebtedness permitted under the NASAA REIT Guidelines. We expect that during the period of our on-going initial public offering we will request that our independent directors approve borrowings in excess of this limitation since we will then be in the process of raising our equity capital to acquire our portfolio. As a result, we expect that our debt levels will be higher until we have invested most of our capital.

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

Our charter generally limits us to incurring debt no greater than 75% of the greater of the aggregate cost (before deducting depreciation or other non-cash reserves) or the aggregate fair market value of all of our assets as of the date of any borrowing, unless any excess borrowing is approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report, along with a justification for such excess borrowing. We expect that during the period of our on-going initial public offering we will request that our independent directors approve borrowings in excess of this limitation since we will then be in the process of raising our equity capital to acquire our portfolio. As a result, we expect that our debt levels will be higher until we have invested most of our capital. High debt levels would cause us to incur higher interest charges, would result in higher debt service payments, and could be accompanied by restrictive covenants. These factors could limit the amount of cash we have available to distribute and could result in a decline in the value of your investment.

U.S. Federal Income Tax Risks

Our failure to qualify or remain qualified as a REIT would subject us to U.S. federal income tax and potentially state and local tax, and would adversely affect the market price of our common stock.

We have elected to be taxed as a REIT beginning with the tax year ending December 31, 2008 and intend to operate in a manner that would allow us to continue to quality as a REIT. In order for us to qualify as a REIT, we must satisfy certain requirements set forth in the Code and Treasury Regulations and various factual matters and circumstances that are not entirely within our control. We intend to structure our activities in a manner designed to satisfy all of these requirements. However, if certain of our operations were to be recharacterized by the Internal Revenue Service, such recharacterization could jeopardize our ability to satisfy all of the requirements for qualification as a REIT. Proskauer Rose LLP, our legal counsel, has rendered its opinion that we qualify as a REIT, based upon our representations as to the manner in which we are and will be owned, invest in assets and operate, among other things. However, our qualification as a REIT will depend upon our ability to meet, through investments, actual operating results, distributions and satisfaction of specific rules, the various tests imposed by the Code. Proskauer Rose LLP will not review these operating results or compliance with the qualification standards on an on-going basis. This means that we may fail to satisfy the REIT requirements in the future. Also, this opinion represents Proskauer Rose LLP’s legal judgment based on the law in effect as of the date of the prospectus contained in our registration statement at the time it was first declared effective by the SEC. Proskauer Rose LLP’s opinion is not binding on the Internal Revenue Service or the courts and we will not apply for a ruling from the Internal Revenue Service regarding our status as a REIT. Future legislative, judicial or administrative changes to U.S. federal income tax laws could be applied retroactively, which could result in our disqualification as a REIT.

If we fail to qualify as a REIT for any taxable year and we do not qualify for certain statutory relief provisions, we will be subject to U.S. federal income tax on our taxable income at corporate rates. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year of losing our REIT status. Losing our REIT status would reduce our net earnings available for investment or distribution to stockholders because of the additional tax liability. In addition, distributions to stockholders would no longer qualify for the distributions paid deduction, and we would no longer be required to make distributions. If this occurs, we might be required to borrow funds or liquidate some investments in order to pay the applicable tax.

Even if we qualify as a REIT, in certain circumstances, we may incur tax liability that would reduce our cash available for distribution.

Even if we qualify and maintain our status as a REIT, we may be subject to U.S. federal, state, and local income taxes. For example, net income from the sale of properties that are “dealer” properties sold by a REIT (a “prohibited transaction” under the Code) will be subject to a 100% tax. We may not be able to make sufficient distributions to avoid excise taxes applicable to REITs. We may also decide to retain net capital gain we earn from the sale or other disposition of our property and pay income tax directly on such income. In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly. However, stockholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability unless they file U.S. federal income tax returns and thereon seek a refund of such tax. We may also be subject to state and local taxes on our income or property, including franchise, payroll and transfer taxes, either directly or at the level of our operating partnership or at the level of the other companies through which we indirectly own our assets, such as taxable REIT subsidiaries (“TRS”), which are subject to full U.S. federal, state, local and foreign corporate-level income taxes. Any taxes we pay directly or indirectly will reduce our cash available for distribution to you.

REIT distribution requirements could adversely affect our ability to execute our business plan.

We generally must distribute annually at least 90% of our REIT taxable income (which does not equal net income, as calculated in accordance with GAAP), determined without regard to the deduction for distributions paid and excluding any net capital gain, in order for U.S. federal corporate income tax not to apply to earnings that we distribute. If we satisfy this distribution requirement, but distribute less than 100% of our taxable income, we will be subject to U.S. federal corporate income tax on our undistributed taxable income.

In addition, we will incur a 4% nondeductible excise tax if the actual amount that we pay out to our stockholders in a calendar year is less than a minimum amount specified under federal tax laws. We intend to make distributions to our stockholders to comply with the REIT requirements of the Code. From time to time, we may generate taxable income greater than our income for financial reporting purposes prepared in accordance with GAAP, or differences in timing between the recognition of taxable income and the actual receipt of cash may occur.

As a result, we may find it difficult or impossible to meet distribution requirements in certain circumstances. In particular, where we experience differences in timing between the recognition of taxable income and the actual receipt of cash, the requirement to distribute a substantial portion of our taxable income could cause us to: (i) sell assets in adverse market conditions, (ii) borrow on unfavorable terms, (iii) distribute amounts that would otherwise be invested in future acquisitions, capital expenditures or repayment of debt or (iv) make a taxable distribution of our shares as part of a distribution in which stockholders may elect to receive shares or (subject to a limit measured as a percentage of the total distribution) cash, in order to comply with REIT requirements. These alternatives could increase our costs or reduce our equity. Thus, compliance with the REIT requirements may hinder our ability to grow, which could adversely affect the value of our common stock.

Certain of our business activities are potentially subject to the prohibited transaction tax, which could reduce the return on your investment.

As long as we qualify as a REIT, our ability to dispose of property during the first few years following acquisition may be restricted to a substantial extent as a result of our REIT qualification. Under applicable provisions of the Code regarding prohibited transactions by REITs, while we qualify as a REIT, we will be subject to a 100% penalty tax on any gain recognized on the sale or other disposition of any property (other than foreclosure property) that we own, directly or through any subsidiary entity, including our operating partnership, but generally excluding our TRSs, that is deemed to be inventory or property held primarily for sale to customers in the ordinary course of trade or business. Whether property is inventory or otherwise held primarily for sale to customers in the ordinary course of a trade or business depends on the particular facts and circumstances surrounding each property. While we qualify as a REIT, we intend to avoid the 100% prohibited transaction tax by (1) conducting activities that may otherwise be considered prohibited transactions through a TRS (but such TRS will incur income taxes), (2) conducting our operations in such a manner so that no sale or other disposition of an asset we own, directly or through any subsidiary, will be treated as a prohibited transaction or (3) structuring certain dispositions of our properties to comply with a prohibited transaction safe harbor available under the Code for properties held for at least two years. However, despite our present intention, no assurance can be given that any particular property we own, directly or through any subsidiary entity, including our operating partnership, but generally excluding any TRSs, will not be treated as inventory or property held primarily for sale to customers in the ordinary course of a trade or business.

Our ownership of a taxable REIT subsidiary will be limited and our transactions with a taxable REIT subsidiary will cause us to be subject to a 100% penalty tax on certain income or deductions if those transactions are not conducted on arm’s length terms.

A REIT may own up to 100% of the stock of one or more TRSs. A TRS may hold assets and earn income that would not be qualifying assets or income if held or earned directly by a REIT. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. A corporation of which a TRS directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a TRS. Overall, no more than 25% of the value of a REIT’s assets may consist of stock or securities of one or more TRSs. In addition, the TRS rules in certain instances limit the deductibility of interest paid or accrued by a TRS to its affiliated REIT to assure that the TRS is subject to an appropriate level of corporate taxation. The rules also impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis.

We intend to use a TRS for short- and medium-term net lease assets that we intend to acquire and promptly resell for immediate gain. Our TRS will pay U.S. federal, state and local income tax on its taxable income, and its after-tax net income will be available for distribution to us but is not required to be distributed. We anticipate that securities of our TRS will not make up more than 25% of the value of our total assets. We will monitor the value of our investments in our TRS for the purpose of ensuring compliance with TRS ownership limitations. Furthermore, we will scrutinize all of our transactions with our TRSs to ensure that they are entered into on arm’s length terms to avoid incurring the 100% penalty tax described above. There can be no assurance, however, that we will be able to comply with the 25% limitation discussed above or to avoid application of the 100% penalty tax discussed above.

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

If our operating partnership failed to qualify as a partnership or is not otherwise disregarded for U.S. federal income tax purposes, we would cease to qualify as a REIT.

We intend to maintain the status of the operating partnership as a partnership or a disregarded entity for U.S. federal income tax purposes. However, if the IRS were to successfully challenge the status of the operating partnership as a partnership or disregarded entity for such purposes, it would be taxable as a corporation. In such event, this would reduce the amount of distributions that the operating partnership could make to us. This also would result in our failing to qualify as a REIT, and becoming subject to a corporate level tax on our income. This would substantially reduce our cash available to pay distributions and the yield on your investment. In addition, if any of the partnerships or limited liability companies through which the operating partnership owns its properties, in whole or in part, loses its characterization as a partnership and is otherwise not disregarded for U.S. federal income tax purposes, it would be subject to taxation as a corporation, thereby reducing distributions to the operating partnership. Such a recharacterization of an underlying property owner could also threaten our ability to maintain our REIT qualification.

We may choose to make distributions in our own stock, in which case you may be required to pay income taxes in excess of the cash distributions you receive.

In connection with our qualification as a REIT, we are required to generally distribute at least 90% of our REIT taxable income (which does not equal net income, as calculated in accordance with GAAP) each year, determined without regard to the deduction for distributions paid and excluding any net capital gain. In order to satisfy this requirement, we may distribute taxable distributions that are payable in cash and shares of our common stock at the election of each stockholder. Generally, under IRS Revenue Procedure 2010 – 12, up to 90% of any such taxable distribution with respect to the taxable years 2010 and 2011 could be payable in our common stock. Taxable stockholders receiving such distributions will be required to include the full amount of the distribution as ordinary income to the extent of our current or accumulated earnings and profits for U.S. federal income tax purposes. As a result, U.S. stockholders may be required to pay income taxes with respect to such distributions in excess of the cash distributions received. Accordingly, U.S. stockholders receiving a distribution of our shares may be required to sell shares received in such distribution or may be required to sell other stock or assets owned by them, at a time that may be disadvantageous, in order to satisfy any tax imposed on such distribution. If a U.S. stockholder sells the stock that it receives as a distribution in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the distribution, depending on the market price of our stock at the time of the sale. Furthermore, with respect to certain non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such distributions, including in respect of all or a portion of such distribution that is payable in stock, by withholding or disposing of part of the shares in such distribution and using the proceeds of such disposition to satisfy the withholding tax imposed. In addition, if a significant number of our stockholders determine to sell shares of our common stock in order to pay taxes owed on distributions, such sale may put downward pressure on the price of our common stock.

Further, while Revenue Procedure 2010 – 12 generally applies only to taxable distributions payable in a combination of cash and stock with respect to the taxable years 2010 and 2011, it is unclear whether and to what extent we will be able to pay taxable distributions in cash and stock in later years. Moreover, various tax aspects of such a taxable cash/stock distribution are uncertain and have not yet been addressed by the IRS. No assurance can be given that the IRS will not impose additional requirements in the future with respect to taxable cash/stock distributions, including on a retroactive basis, or assert that the requirements for such taxable cash/stock distributions have not been met.

The taxation of distributions to our stockholders can be complex; however, distributions that we make to our stockholders will generally be taxable as ordinary income.

Distributions that we make to our taxable stockholders out of current and accumulated earnings and profits (and not designated as capital gain distributions, or for tax years beginning before January 1, 2011, qualified distribution income) generally will be taxable as ordinary income. However, a portion of our distributions may (1) be designated by us as capital gain distributions generally taxable as long-term capital gain to the extent that they are attributable to net capital gain recognized by us, (2) be designated by us, for taxable years beginning before January 1, 2011, as qualified distribution income generally to the extent they are attributable to distributions we receive from our taxable REIT subsidiaries, or (3) constitute a return of capital generally to the extent that they exceed our accumulated earnings and profits as determined for U.S. federal income tax purposes. A return of capital is not taxable, but has the effect of reducing the basis of a stockholder’s investment in our common stock.

Our stockholders may have tax liability on distributions that they elect to reinvest in common stock, but they would not receive the cash from such distributions to pay such tax liability.

If our stockholders participate in our distribution reinvestment plan, they will be deemed to have received, and for U.S. federal income tax purposes will be taxed on, the amount reinvested in shares of our common stock to the extent the amount reinvested was not a tax-free return of capital. In addition, our stockholders will be treated for tax purposes as having received an additional distribution to the extent the shares are purchased at a discount to fair market value. As a result, unless a stockholder is a tax-exempt entity, it may have to use funds from other sources to pay its tax liability on the value of the shares of common stock received.

Distributions payable by REITs do not qualify for the reduced tax rates available for some distributions.

The maximum tax rate applicable to income from “qualified distributions” payable to U.S. stockholders that are individuals, trusts and estates has been reduced by legislation to 15% for tax years beginning before January 1, 2011. Distributions payable by REITs, however, generally are not eligible for the reduced rates. Although this legislation does not adversely affect the taxation of REITs or distributions payable by REITs, the more favorable rates applicable to regular corporate qualified distributions could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay distributions, which could adversely affect the value of the stock of REITs, including the market price of our common stock.

If we were considered to actually or constructively pay a “preferential distribution” to certain of our stockholders, our status as a REIT could be adversely affected.

In order to qualify as a REIT, we must distribute to our stockholders at least 90% of our annual REIT taxable income (excluding net capital gain), determined without regard to the deduction for distributions paid. In order for distributions to be counted as satisfying the annual distribution requirements for REITs, and to provide us with a REIT-level tax deduction, the distributions must not be “preferential distributions.” A distribution is not a preferential distribution if the distribution is pro rata among all outstanding shares of stock within a particular class, and in accordance with the preferences among different classes of stock as set forth in our organizational documents. Currently, there is uncertainty as to the IRS’s position regarding whether certain arrangements that REITs have with their stockholders could give rise to the inadvertent payment of a preferential distribution (e.g., the pricing methodology for stock purchased under a distribution reinvestment program inadvertently causing a greater than 5% discount on the price of such stock purchased). There is no de minimis exception with respect to preferential distributions; therefore, if the IRS were to take the position that we inadvertently paid a preferential distribution, we may be deemed to have failed the 90% distribution test, and our status as a REIT could be terminated for the year in which such determination is made if we were unable to cure such failure. While we believe that our operations have been structured in such a manner that we will not be treated as inadvertently paying preferential distributions, we can provide no assurance to this effect.

Complying with REIT requirements may limit our ability to hedge effectively and may cause us to incur tax liabilities.

The REIT provisions of the Code substantially limit our ability to hedge our liabilities. Any income from a hedging transaction we enter into to manage risk of interest rate changes, price changes or currency fluctuations with respect to borrowings made or to be made to acquire real estate assets, if properly identified under applicable Treasury Regulations, does not constitute “gross income” for purposes of the 75% or 95% gross income tests. To the extent that we enter into other types of hedging transactions, the income from those transactions will likely be treated as non-qualifying income for purposes of both of the gross income tests. As a result of these rules, we intend to limit our use of advantageous hedging techniques or implement those hedges through a TRS. This could increase the cost of our hedging activities because a TRS would be subject to tax on gains or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, losses in a TRS will generally not provide any tax benefit, except for being carried forward against future taxable income of such TRS.

Complying with REIT requirements may cause us to forego otherwise attractive opportunities or liquidate otherwise attractive investments.

To qualify as a REIT, we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts we distribute to our stockholders and the ownership of our stock. In order to meet these tests, we may be required to forego investments we might otherwise make or liquidate attractive investments from our portfolio. Thus, compliance with the REIT requirements may hinder our operating performance.

In particular, we must ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified real estate assets. The remainder of our investment in securities (other than government securities and qualified real estate assets) generally may not include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) may consist of the securities of any one issuer, and no more than 25% of the value of our total assets can be represented by securities of one or more TRS. If we fail to comply with these requirements at the end of any calendar quarter, we must remedy the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and experiencing adverse tax consequences. As a result, we may be required to liquidate otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.

Legislative or regulatory action could adversely affect investors.

In recent years, numerous legislative, judicial and administrative changes have been made in the provisions of U.S. federal income tax laws applicable to investments similar to an investment in shares of our common stock. Additional changes to the tax laws are likely to continue to occur, and we cannot assure you that any such changes will not adversely affect the taxation of a stockholder. Any such changes could have an adverse effect on an investment in our shares or on the market value or the resale potential of our assets. You are urged to consult with your tax advisor with respect to the impact of recent legislation on your investment in our shares and the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our shares. You also should note that our counsel’s tax opinion is based upon existing law, applicable as of the date of its opinion, all of which will be subject to change, either prospectively or retroactively.

Although REITs continue to receive substantially better tax treatment than entities taxed as corporations, it is possible that future legislation would result in a REIT having fewer tax advantages, and it could become more advantageous for a company that invests in real estate to elect to be taxed for U.S. federal income tax purposes as a corporation. As a result, our charter provides our board of directors with the power, under certain circumstances, to revoke or otherwise terminate our REIT election and cause us to be taxed as a corporation, without the vote of our stockholders. Our board of directors has fiduciary duties to us and our stockholders and could only cause such changes in our tax treatment if it determines in good faith that such changes are in the best interest of our stockholders.

The share ownership restrictions of the Code for REITs and the 9.8% share ownership limit in our charter may inhibit market activity in our shares of stock and restrict our business combination opportunities.

In order to qualify as a REIT for each taxable year, five or fewer individuals, as defined in the Code, may not own, actually or constructively, more than 50% in value of our issued and outstanding shares of stock at any time during the last half of a taxable year. Attribution rules in the Code determine if any individual or entity actually or constructively owns our shares of stock under this requirement. Additionally, at least 100 persons must beneficially own our shares of stock during at least 335 days of a taxable year for each taxable year. To help insure that we meet these tests, our charter restricts the acquisition and ownership of our shares of stock.

Our charter, with certain exceptions, authorizes our directors to take such actions as are necessary and desirable to preserve our qualification as a REIT while we so qualify. Unless exempted by our board of directors, as long as we qualify as a REIT, our charter prohibits, among other limitations on ownership and transfer of shares of our stock, any person from beneficially or constructively owning (applying certain attribution rules under the Code) more than 9.8% in value of the aggregate of our outstanding shares of stock or more than 9.8% (in value or in number of shares, whichever is more restrictive) of any class or series of shares of our stock. Our board of directors may not grant an exemption from these restrictions to any proposed transferee whose ownership in excess of 9.8% of the value of our outstanding shares would result in the termination of our qualification as a REIT. These restrictions on transferability and ownership will not apply, however, if our board of directors determines that it is no longer in our best interest to continue to qualify as a REIT.

These ownership limits could delay or prevent a transaction or a change in control that might involve a premium price for our common stock or otherwise be in the best interest of the stockholders.

Non-U.S. stockholders will be subject to U.S. federal withholding tax and may be subject to U.S. federal income tax on distributions received from us and upon the disposition of our shares.

Subject to certain exceptions, distributions received from us will be treated as distributions of ordinary income to the extent of our current or accumulated earnings and profits. Such distributions ordinarily will be subject to U.S. withholding tax at a 30% rate, or such lower rate as may be specified by an applicable income tax treaty, unless the distributions are treated as “effectively connected” with the conduct by the non-U.S. stockholder of a U.S. trade or business. Capital gain distributions attributable to sales or exchanges of U.S. real property generally will be taxed to a non-U.S. stockholder as if such gain were effectively connected with a U.S. trade or business. However, a capital gain distribution will not be treated as effectively connected income if (a) the distribution is received with respect to a class of stock that is regularly traded on an established securities market located in the United States and (b) the non-U.S. stockholder does not own more than 5% of the class of our stock at any time during the one-year period ending on the date the distribution is received. We do not anticipate that our shares will be “regularly traded” on an established securities market for the foreseeable future, and therefore, this exception is not expected to apply.

Gain recognized by a non-U.S. stockholder upon the sale or exchange of our common stock generally will not be subject to U.S. federal income taxation unless such stock constitutes a “U.S. real property interest” within the meaning of the Foreign Investment in Real Property Tax Act of 1980, or FIRPTA. Our common stock will not constitute a “U.S. real property interest” so long as we are a “domestically-controlled qualified investment entity.” A domestically-controlled qualified investment entity includes a REIT if at all times during a specified testing period, less than 50% in value of such REIT’s stock is held directly or indirectly by non-U.S. stockholders. We believe, but cannot assure you, that we will be a domestically-controlled qualified investment entity.

Even if we do not qualify as a domestically-controlled qualified investment entity at the time a non-U.S. stockholder sells or exchanges our common stock, gain arising from such a sale or exchange would not be subject to U.S. taxation under FIRPTA as a sale of a U.S. real property interest if (a) our common stock is “regularly traded,” as defined by applicable Treasury regulations, on an established securities market, and (b) such non-U.S. stockholder owned, actually and constructively, 5% or less of our common stock at any time during the five-year period ending on the date of the sale. However, it is not anticipated that our common stock will be “regularly traded” on an established market.

Potential characterization of distributions or gain on sale may be treated as unrelated business taxable income to tax-exempt investors.

If (a) we are a “pension-held REIT,” (b) a tax-exempt stockholder has incurred debt to purchase or hold our common stock, or (c) a holder of common stock is a certain type of tax-exempt stockholder, distributions on, and gains recognized on the sale of, common stock by such tax-exempt stockholder may be subject to U.S. federal income tax as unrelated business taxable income under the Code.

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

If you are investing the assets of a pension, profit-sharing, 401(k), Keogh or other qualified retirement plan or the assets of an IRA in our common stock, you should satisfy yourself that, among other things:

•	your investment is consistent with your fiduciary obligations under ERISA and the Code;
•	your investment is made in accordance with the documents and instruments governing your plan or IRA, including your plan’s investment policy;
•	your investment satisfies the prudence and diversification requirements of ERISA;
•	your investment will not impair the liquidity of the plan or IRA;
•	your investment will not produce UBTI for the plan or IRA;
•	you will be able to value the assets of the plan annually in accordance with ERISA or Code requirements; and
•	your investment will not constitute a non-exempt prohibited transaction under Section 406 of ERISA or Code Section 4975.

Qualifying as a REIT involves highly technical and complex provisions of the Code.

Qualification as a REIT involves the application of highly technical and complex Code provisions for which only limited judicial and administrative authorities exist. Even a technical or inadvertent violation could jeopardize our REIT qualification. Our qualification as a REIT will depend on our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis. In addition, our ability to satisfy the requirements to qualify as a REIT depends in part on the actions of third parties over which we have no control or only limited influence, including in cases where we own an equity interest in an entity that is classified as a partnership for U.S. federal income tax purposes.

Potential change in U.S. accounting standards regarding operating leases may make the leasing of our properties less attractive to our potential tenants, which could reduce overall demand for our leasing services.

Under current authoritative accounting guidance for leases, a lease is classified by a tenant as a capital lease if the significant risks and rewards of ownership are considered to reside with the tenant. Under capital lease accounting for a tenant, both the leased asset and liability are reflected on their balance sheet. If the lease does not meet any of the criteria for a capital lease, the lease is considered an operating lease by the tenant, and the obligation does not appear on the tenant’s balance sheet; rather, the contractual future minimum payment obligations are only disclosed in the footnotes thereto. Thus, entering into an operating lease can appear to enhance a tenant’s balance sheet in comparison to direct ownership. The Financial Accounting Standards Board, or the FASB, and the International Accounting Standards Board, or the IASB, conducted a joint project to re-evaluate lease accounting. In August 2010, the FASB and the IASB jointly released exposure drafts of a proposed accounting model that would significantly change lease accounting. The final standards are expected to be issued in 2011. Changes to the accounting guidance could affect both our accounting for leases as well as that of our current and potential tenants. These changes may affect how the real estate leasing business is conducted. For example, if the accounting standards regarding the financial statement classification of operating leases are revised, then companies may be less willing to enter into leases in general or desire to enter into leases with shorter terms because the apparent benefits to their balance sheets could be reduced or eliminated. This in turn could cause a delay in investing our offering proceeds and make it more difficult for us to enter into leases on terms we find favorable.

Item 2. Properties.

General

As of December 31, 2010, we owned 259 properties located in 39 states and U. S. territories. All of these properties are freestanding, single-tenant properties 100% occupied with a weighted average remaining lease term of 15.5 years as of December 31, 2010. In the aggregate, these properties represent 5.3 million rentable square feet.

The following table presents certain additional information about the properties we own at December 31, 2010 (dollar amounts in thousands):

Property	Acquisition Date	No. of Buildings	Square Feet	Ownership Percentage	Remaining Lease Term(1)	Base Purchase Price(2)	Capitalization Rate(3)	Annualized Rental Income(4)	Total Purchase Price(5)
FedEx	Mar. 2008	1	55,440	51%	7.9	$9,694	7.53%	$730	$10,208
First Niagara	Mar. 2008	15	177,774	100%	12.0	40,976	7.48%	3,064	41,676
Rockland Trust	May 2008	18	121,057	100%	10.6	32,188	7.86%	2,530	33,117
PNC Bank(6)	Sep. & Oct. 2008	2	8,403	59%	18.1	6,664	8.21%	547	6,853
Rite Aid	Sep. 2008	6	74,919	100%	12.5	18,576	7.79%	1,447	18,839
PNC	Nov. 2008	49	266,188	100%	7.9	41,605	7.35%	3,060	44,132
FedEx II	Jul. 2009	1	152,640	100%	12.8	31,692	8.84%	2,803	31,692
Walgreens	Jul. 2009	1	14,820	56%	21.5	3,818	8.12%	310	3,818
CVS(7)(9)	Sep. 2009 Sep. 2010	10	131,105	86%	23.3	44,371	8.37%	3,713	44,371
CVS II	Nov. 2009	15	198,729	100%	23.5	59,788	8.48%	5,071	59,788
Home Depot	Dec. 2009	1	465,600	100%	19.0	23,532	9.31%	2,192	23,532
BSFS	Dec. 2009 & Jan. 2010	6	57,336	100%	13.4	15,041	9.24%	1,390	15,041
Advance Auto	Dec. 2009	1	7,000	100%	10.9	1,730	9.25%	160	1,730
Fresenius	Jan. 2010	2	140,000	100%	11.6	12,183	9.51%	1,159	12,183
Reckitt Benckiser	Feb. 2010	1	574,106	85%	11.1	31,100	8.58%	2,668	31,100
Jack in the Box	Feb. 2010 & Apr. 2010	5	12,253	100%	19.2	9,755	8.01%	781	9,755
BSFS II(8)	Feb. & Mar. 2010	12	93,599	74%	13.0	25,902	8.88%	2,299	25,902
FedEx III	Apr. 2010	1	118,796	85%	10.5	33,500	9.21%	3,087	33,500
Jared Jewelry	May 2010	3	19,534	90%	18.1	5,342	12.71%	679	5,342
Walgreens II	May 2010	1	14,820	100%	22.3	5,593	8.10%	453	5,593
IHOP	May 2010	1	5,172	100%	15.3	2,398	8.38%	201	2,398
Advance Auto II	Jun. 2010	3	19,253	100%	12.5	3,583	8.60%	308	3,583
Super Stop & Shop	Jun. 2010	1	59,032	100%	12.2	23,350	8.33%	1,946	23,350
IHOP II	Jun. 2010	1	4,139	100%	11.3	2,255	9.05%	204	2,255
IHOP III	Jun. 2010	1	5,111	100%	20.6	3,254	9.31%	303	3,254
Jared Jewelry II	Jun. 2010	1	6,157	100%	16.1	1,589	13.15%	209	1,589
Jack in the Box II	Jun. 2010	6	14,975	100%	19.5	11,150	8.00%	892	11,150
Walgreens III	Jun. 2010	1	13,386	100%	23.4	4,968	7.75%	385	4,968
Dollar General	Jul. 2010	1	8,988	100%	13.9	1,200	9.83%	118	1,200
Tractor Supply	Jul. & Aug. 2010	4	76,038	100%	14.4	10,892	8.98%	978	10,892
Advance Auto III	Jul. 2010	3	19,752	100%	12.6	4,287	8.35%	358	4,287
CSAA/CVS	Aug. 2010	1	15,214	100%	22.1	4,859	7.24%	352	4,859
CSAA/First Fifth Bank(10)	Aug. 2010	2	8,252	100%	17.2	6,199	8.39%	520	6,199
CSAA/Walgreens	Aug. 2010	5	84,263	100%	22.1	26,864	7.30%	1,961	26,864
CSAA/Chase Bank(10)	Aug. 2010	2	8,030	100%	26.3	6,496	9.30%	604	6,496
CSAA/Home Depot(10)	Sep. 2010	1	107,965	100%	17.1	8,720	7.12%	621	8,720
IHOP IV	Sep. 2010	19	87,009	100%	13.9	30,000	9.44%	2,833	30,000

Property	Acquisition Date	No. of Buildings	Square Feet	Ownership Percentage	Remaining Lease Term(1)	Base Purchase Price(2)	Capitalization Rate(3)	Annualized Rental Income(4)	Total Purchase Price(5)
O’Reilly Auto	Sep. 2010	1	9,500	100%	9.2	2,450	8.73%	214	2,450
Walgreens IV	Sep. 2010	1	14,477	100%	24.3	6,439	7.75%	499	6,439
Walgreens V	Sep. 2010	1	13,580	100%	23.4	4,767	7.95%	379	4,767
Kum & Go	Sep. 2010	14	67,310	100%	14.2	22,515	9.21%	2,074	22,515
FedEx IV	Sep. 2010	1	43,762	100%	9.6	3,576	8.28%	296	3,576
AutoZone	Sep. 2010	4	28,880	100%	15.6	10,228	8.40%	859	10,228
Brown Shoe Payless	Oct. 2010	2	1,153,374	91%	15.0	68,773	9.55%	6,570	68,773
Saint Joseph’s Mercy Medical	Oct. 2010	3	46,706	100%	13.2	9,838	7.79%	766	9,838
Advance Auto IV	Nov. 2010	1	6,124	100%	14.8	1,270	8.35%	106	1,270
Kum and Go II	Nov. 2010	2	8,008	100%	19.9	2,895	9.50%	275	2,895
Tractor Supply II	Nov. 2010	1	19,174	100%	14.8	2,388	9.09%	217	2,388
FedEx V	Nov. 2010	1	29,410	100%	9.7	2,800	8.29%	232	2,800
Walgreens VI	Dec. 2010	7	102,930	100%	23.4	40,071	7.00%	2,805	40,071
FedEx VI	Dec. 2010	1	142,160	100%	13.0	28,600	7.92%	2,264	28,600
Dollar General II	Dec. 2010	1	9,100	100%	14.5	1,281	8.98%	115	1,281
FedEx VII	Dec. 2010	1	101,350	100%	13.6	18,800	7.41%	1,393	18,800
FedEx VIII	Dec. 2010	4	116,689	100%	7.6	10,891	8.20%	893	10,891
BB&T	Dec. 2010	1	3,635	100%	9.0	3,781	7.88%	298	3,781
Walgreens VII	Dec. 2010	1	14,490	100%	17.3	2,950	8.85%	261	2,950
FedEx IX	Dec. 2010	1	64,556	100%	9.4	6,012	8.28%	498	6,012
Dollar General III	Dec. 2010	3	27,128	100%	14.8	2,867	8.72%	250	2,867
Tractor Supply III	Dec. 2010	1	18,860	100%	14.3	4,825	8.87%	428	4,825
DaVita Dialysis	Dec. 2010	1	12,990	100%	8.6	2,848	8.15%	232	2,848
Dollar General	Dec. 2010	1	9,167	100%	14.5	1,236	8.98%	111	1,236
Sub-total		259	5,310,215		15.5	867,215	8.41%	72,971	872,337
Investment in joint venture	Dec. 2010	—	—	7%	—	12,000	—	—	12,000
		259	5,310,215		15.5	$879,215	8.41%	$72,971	$884,337

(1)	Remaining lease term as of December 31, 2010, in years. If the portfolio has multiple locations with varying lease expirations, remaining lease term is calculated on a weighted-average basis.
(2)	Contract purchase price, excluding acquisition and transaction-related costs. Acquisition and transaction- related costs include legal costs, acquisition fees paid to the Advisor and closing costs on the property.
(3)	Annualized rental income on a straight-line basis divided by base purchase price.
(4)	Annualized rental income for the property portfolio on a straight-line basis.
(5)	Base purchase price for acquisitions prior to January 1, 2009 includes acquisition costs which were capitalized as required by GAAP guidance prior to that date. Acquisition and transaction related costs include legal costs, acquisition fees paid to the Advisor and closing costs on the property.
(6)	Ownership percentage is 51% of one property and 65% of one property.
(7)	Ownership percentage is 51% of three properties and 100% of the remaining seven properties.
(8)	Ownership percentage is 51% of six properties and 100% of the remaining six properties.
(9)	Includes the September 2010 purchase of a parcel of land with a ground lease which contains a previously purchased CVS pharmacy.
(10)	Property is a parcel of land with a ground lease which contains a building that will be conveyed to the Company at the end of the ground lease. Square footage and number of buildings refers to the building that is constructed on the parcel of land owned by the Company.

The following table details the industry distribution of our portfolio as of December 31, 2010 (dollars in thousands):

Industry	No. of Buildings	Square Feet	Square Foot %	Annualized Rental Income(1)	Annualized Rental Income %
Auto Retail	13	90,509	1.7%	$2,005	2.7%
Auto Services	18	150,935	2.8%	3,689	5.1%
Distribution	3	1,727,480	32.7%	9,238	12.7%
Freight	12	824,803	15.5%	12,196	16.7%
Healthcare	6	199,696	3.8%	2,157	3.0%
Home Maintenance	2	573,565	10.8%	2,813	3.9%
Pharmacy	50	692,733	13.0%	17,636	24.2%
Restaurant	33	128,659	2.4%	5,214	7.1%
Retail Banking	89	593,339	11.2%	10,623	14.6%
Specialty Retail	10	139,763	2.6%	2,511	3.4%
Discount Retail	6	54,383	1.0%	594	0.8%
Supermarket	1	59,032	1.1%	1,946	2.7%
Gas/Convenience	16	75,318	1.4%	2,349	3.2%
	259	5,310,215	100%	$72,971	100%

(1)	Annualized rental income for the property portfolio on a straight-line basis.

The following table details the geographic distribution of our portfolio as of December 31, 2010 (dollars in thousands):

State/Possession	Number of Properties	Square Feet	Square Foot %	Annualized Rental Income(1)	Annualized Rental Income %
Alabama	3	33,849	0.6%	$972	1.2%
Arizona	2	26,026	0.5%	664	0.8%
Arkansas	4	54,281	1.0%	954	1.2%
California	8	662,513	12.5%	7,850	10.8%
Colorado	2	12,502	0.2%	353	0.5%
Florida	9	73,236	1.4%	2,283	3.1%
Georgia	6	166,602	3.1%	2,165	3.0%
Illinois	11	91,755	1.7%	2,885	4.0%
Indiana	2	28,045	0.5%	859	1.2%
Iowa	2	8,008	0.2%	275	0.4%
Kansas	6	509,527	9.6%	2,961	4.1%
Kentucky	6	215,720	4.1%	4,255	5.8%
Louisiana	7	56,044	1.1%	1,086	1.5%
Maine	1	13,225	0.2%	338	0.5%
Massachusetts	19	127,214	2.4%	2,738	3.8%
Michigan	3	38,427	0.7%	934	1.3%
Minnesota	3	78,378	1.5%	1,031	1.4%
Mississippi	3	27,944	0.5%	647	0.9%
Missouri	18	189,390	3.6%	4,094	5.6%
Nebraska	2	77,546	1.5%	730	1.0%
Nevada	1	13,662	0.3%	265	0.4%
New Jersey	33	176,170	3.3%	2,525	3.5%
New Mexico	2	12,154	0.2%	316	0.4%
New York	7	111,013	2.1%	3,308	4.5%
North Carolina	4	50,340	0.9%	1,071	1.5%
North Dakota	1	29,410	0.6%	232	0.3%
Ohio	9	895,204	16.9%	5,971	8.2%
Oklahoma	5	49,193	0.9%	1,149	1.6%
Oregon	3	10,678	0.2%	388	0.5%
Pennsylvania	37	412,787	7.8%	6,162	8.4%
Puerto Rico	4	28,880	0.5%	859	1.2%
South Carolina	3	31,607	0.6%	742	1.0%
South Dakota	1	43,762	0.8%	296	0.4%
Tennessee	2	8,158	0.2%	354	0.5%
Texas	22	283,728	5.3%	6,985	9.6%
Utah	2	578,286	10.9%	2,855	3.9%
Virginia	2	10,903	0.2%	218	0.3%
Washington	1	2,865	0.1%	199	0.3%
West Virginia	3	71,183	1.3%	1,002	1.4%
	259	5,310,215	100%	$72,971	100%

(1)	Annualized rental income for the property portfolio on a straight-line basis.

The following table presents certain debt information about the properties we own at December 31, 2010 (dollar amounts in thousands):

Portfolio	Encumbered Properties	Outstanding Loan Amount	Effective Interest Rate		Interest Rate	Maturity
FedEx	1	$6,965	6.29%		Fixed	Sep. 2037
First Niagara	15	31,000	6.59	%(1)	Fixed	Jan. 2018
Rockland Trust	18	23,169	4.92	%(2)	Fixed	May 2013
PNC Bank	2	4,337	4.58	%(3)	Fixed	Sep. 2013
Rite Aid	6	12,808	6.97%		Fixed	Sep. 2017
PNC	49	31,962	5.25	%(4)	Fixed	Nov. 2013
FedEx II	1	16,091	6.03	%(5)	Fixed	Jan. 2015
Walgreens	1	1,550	6.64	%(6)	Fixed	Aug. 2019
CVS	10	23,460	6.88	%(7)	Fixed	Oct. 2019
CVS II	15	32,733	6.64%		Fixed	Dec. 2014
Home Depot	1	12,150	6.03%		Fixed	Jul. 2015
BSFS	6	3,801	6.61	%(8)	Fixed	Jun. 2030
Fresenius	2	6,038	6.63%		Fixed	Feb. 2015
Reckitt Benckiser	1	14,881	6.23	%(9)	Fixed	Feb. 2017
Jack in the Box	4	4,361	6.45%		Fixed	Mar. 2015
Jack in the Box	1	966	6.26%		Fixed	Jun. 2015
FedEx III	1	15,000	5.57%		Fixed	May 2015
Walgreens II	1	3,000	5.58%		Fixed	May 2015
Super Stop & Shop	1	10,800	5.32%		Fixed	Jul. 2015
Advance Auto/Walgreens(10)	7	6,550	5.58%		Fixed	Sep. 2015
CSAA/Mixed(11)	10	19,600	4.36%		Fixed	Sep. 2015
CSAA/Home Depot	1	3,900	4.56%		Fixed	Oct. 2015
IHOP	18	11,833	5.32%		Fixed	Dec. 2015
Six tenant(12)	15	24,700	4.51%		Fixed	Dec. 2020
Brown Shoe/Payless	2	28,200	4.92%		Fixed	Nov. 2020
Walgreen VI	7	22,900	5.86%		Fixed	Jan. 2016
Total	196	$372,755	5.73%

(1)	The effective interest rate resets at the end of year five to the then current five-year Treasury rate plus 2.25%, but in no event will be less than 6.5%.
(2)	Fixed as a result of entering into a rate lock agreement with a LIBOR floor and cap of 3.54% and 4.125%, respectively.
(3)	Fixed as a result of entering into a swap agreement with a rate of 3.565% for a notional amount of $0.4 million and a rate lock agreement on a notional amount of $4.1 million with a LIBOR floor and cap of 3.37% and 4.45%, respectively.
(4)	Fixed as a result of entering in a swap agreement for 3.6% plus a spread of 1.65%.
(5)	Fixed as a result of entering in a swap agreement for 2.775% plus a spread of 3.18%.
(6)	The effective interest rate is fixed until 2014 then adjusts to the greater of 6.55% or the five-year U.S. Treasury rate plus 3.50%.
(7)	The effective interest rate adjusts at the discretion of the lender at the end of the sixth year.
(8)	The effective rate is fixed for five years then adjusts based on the five-year treasury rate plus 4.00%.
(9)	Fixed as a result of entering in a swap agreement for 3.295% plus a spread of 2.85%.
(10)	Loan is collateralized by the Advance Auto II, Advance Auto III and Walgreens III properties.
(11)	Loan is collateralized by the CSAA/CVS, CSAA/First Fifth Bank, CSAA/Walgreens and CSAA/Chase Bank properties.
(12)	Loan is collateralized by the Tractor Supply, O’Reilly, Walgreens IV and V, FedEx IV, AutoZone and St, Joseph’s Mercy Medical properties.

The following table details contractual rental income for our properties as of December 31, 2010 (dollar amounts in thousands):

Property	Purchase Price(1)	Current Mortgage Debt		Effective Interest Rate(2)	Portfolio- Level Leverage		Rent		Contractual Base Rent Increase(3)
							Year 1	Year 2
FedEx	$9,694	$6,965		6.29%	68.2%		$703	$703	3.78% and 3.65% in years 6 and 11, respectively
First Niagara	40,976	31,000		6.59%	74.4%		3,064	3,064	—
Rockland	32,188	23,169		4.92%	70.0%		2,306	2,340	1.5% annually
PNC Bank	6,664	4,337		4.58%	63.3%		466	466	10% after 5 years
Rite Aid	18,576	12,808		6.97%	68.0%		1,404	1,404	—
PNC	41,605	31,962		5.25%	72.4%		2,960	2,960	10% after 5 years
FedEx II	31,692	16,091		6.03%	50.8%		2,580	2,580	1% increase in years 5 and 9
Walgreens	3,818	1,550		6.64%	40.6%		310	310	—
CVS	44,371	23,460		6.88%	52.9%		3,387	3,387	5% increase every 5 years
CVS II	59,788	32,733		6.64%	54.7%		4,984	4,984	5% increase every 5 years
Home Depot	23,532	12,150		6.03%	51.6%		1,806	1,839	2% increase annually
BSFS	15,041	3,801		6.61%	25.3%		1,048	1,048	6.25% every 5 years
Advanced Auto	1,730	—		—	—		160	160	—
Fresenius	12,183	6,038		6.63%	49.6%		1,023	1,023	Approximately 10% in years 2 and 7
Reckitt Benckieser	31,100	14,881		6.23%	47.8%		2,279	2,434	2.0% annually
Jack in the Box	9,755	5,327		6.41%	54.6%		639	639	—
BSFS II	25,902	—		—	—		2,150	2,150	6.25% every 5 years
FedEx III	33,500	15,000		5.57%	44.8%		2,761	2,880	Increases every 30 months based on CPI, min 5%/max 10%
Jared Jewelry	5,342	—		—	—		580	580	10% increase every 5 years
Walgreens II	5,593	3,000		5.58%	53.6%		453	453	—
IHOP	2,398	—		—	—		192	192	5% increase every 5 years
Advance Auto II	3,583	—	(7)	—	—		308	308	—
Super Stop & Shop	23,350	10,800		5.32%	46.3%		1,784	1,784	Increases approx. 7.5% every 5 years
IHOP II	2,255	—		—	—		180	180	10% increase every 5 years
IHOP III	3,254	—		—	—		239	261	10% increase every 5 years
Jared Jewelry II	1,589	—		—	—		174	182	10% increase every 5 years
Jack in the box II	11,150	—		—	—		892	892	Increase every five years based on CPI with max 10%
Walgreens III	4,968	6,550	(7)	5.58%	51.0	%(8)	385	385	—
Dollar General	1,200	—		—	—		118	118	10% increase every 5 years
Tractor Supply	10,892	—	(10)	—	—		885	885	10% increase every 5 years
Advance Auto III	4,287	—	(7)	—	—		358	358	—
CSAA/CVS	4,859	—	(9)	—	—		352	352	—
CSAA/First Fifth Bank	6,199	—	(9)	—	—		440	440	10% increase every 5 years
CSAA/Walgreens	26,864	16,500	(9)	4.36%	43.5	%(8)	1,948	1,948	—
CSAA/Chase Bank	6,496	3,100		4.36%	47.7%		464	473	2.0% increase annually
CSAA/Home Depot	8,720	3,900		4.56%	44.7%		621	621	—
IHOP IV	30,000	11,833		—	39.4%		2,448	2,448	10% increase every 5 years
O’Reilly Auto	2,450	—	(10)	—	—		208	208	Increases 5% in year 11
Walgreens IV	6,439	—	(10)	—	—		499	499	—
Walgreens V	4,767	—	(10)	—	—		379	379	—
Kum & Go	22,515	—		—	—		1,880	1,880	Increases 8% every 5 years
FedEx IV	3,576	—	(10)	—	—		289	289	Increases 5% in year 6
AutoZone	10,228	—	(10)	—	—		859	859	—
Brown Shoe/Payless	68,773	28,200		4.92%	41.0%		5,777	5,777	10% increase every 5 years
Saint Joseph’s Mercy Medical	9,838	24,700	(10)	4.51%	51.3	%(8)	728	728	1.5% per year after first 5 years
Advance Auto IV	1,270	—		—	—		106	106	—
Kum and Go II	2,895	—		—	—		246	246	7.5% increase every 5 years

Property	Purchase Price(1)	Current Mortgage Debt	Effective Interest Rate(2)	Portfolio- Level Leverage	Rent		Contractual Base Rent Increase(3)
					Year 1	Year 2
Tractor Supply II	$2,388	—	—	—	$197	$197	10% increase every 5 years
Federal Express V	2,800	—	—	—	226	226	—
Walgreens VI	40,071	22,900	5.86%	57.1%	2,805	2,805	—
Federal Express VI	28,600	—	—	—	2,119	2,119	1.5% increase every year
Dollar General II	1,281	—	—	—	115	115	—
Federal Express VII	18,800	—	4.55%	—	1,393	1,393	—
Federal Express VIII	10,891	—	—	—	893	893	—
BB&T	3,781	—	—	—	265	273	3.0% increase every year
Walgreens VII	2,950	—	—	—	261	261
Federal Express IX	6,012	—	—	—	486	486	5.0% increase in year 6
Dollar General III	2,867	—	—	—	248	248	3.0% increase in year 11
Tractor Supply III	4,825	—	—	—	387	387	10.0% increase every 5 years
DaVita Dialysis	2,848	—	—	—	232	232	—
Dollar General IV	1,236	—	—	—	111	111	—
Total Portfolio(4)	$867,215	372,755	5.73%	42.7%	$67,560	$67,948
Investment Grade Tenants (based on Rent – S&P BBB- or better)	73.0%
Average Remaining Lease Term (years)(4)	15.5

(1)	Contract purchase price, excluding acquisition and transaction-related costs. Acquisition and transaction- related costs include legal costs, acquisition fees paid to the Advisor and closing costs on the property.
(2)	Interest rate includes the effect of in-place hedges, as applicable.
(3)	Increase does not take into account lease escalations that commence in future years or adjustments based on the Consumer Price Index.
(4)	Weighted average as of December 31, 2010.
(5)	As of December 31, 2010 — Primary lease term only (excluding renewal option periods).
(6)	The loan has a four-year term, with the first three years considered the initial term at an interest rate of 6.25%, and a one-year extension at an interest rate of 6.50%.
(7)	Walgreens III and Advance Auto II and III collateralize a $6.5 million mortgage note payable.
(8)	Leverage ratio includes all properties that collateralize the mortgage note.
(9)	Certain CSAA properties collateralize a $16.5 million mortgage note payable.
(10)	Tractor Supply, O’Reilly Automotive, Walgreens IV and V, FedEx IV, AutoZone, and Saint Joseph’s Mercy Medical collateralize a $24.7 million mortgage.

The following table lists tenants whose square footage is greater than 10% of the total portfolio square footage at December 31, 2010 (dollar amounts in thousands):

Tenant Name	Nature of Business	Number of Properties Occupied by Tenant	Square Feet	Square Feet as a % of Total Portfolio	Lease Expiration	Average Remaining Lease Term(1)	Renewal Options	Annualized Rental Income(2)	Annual Rent per Square Foot
Brown Shoe/Payless	Specialty Retail	2	1,153,374	21.7%	Feb. 2024 – Nov. 2028	15.0	3 five year options	$6,570	$5.70
FedEx	Freight	12	824,803	15.5%	Jun. 2018 – Jul. 2024	11.4	2 to 3 five year options	$12,196	$14.79
Home Depot	Home Maintenance	2	573,565	10.8%	Jan. 2028 – Dec. 2029	18.5	2 to 6 five year options	$2,813	$4.90
Reckitt Benckieser	Distribution	1	574,106	10.8%	Jan. 2022	11.1	3 five year options	$2,668	$4.65

(1)	Remaining lease term in years as of December 31, 2010. If the tenant has multiple leases with varying lease expirations, remaining lease term is calculated on a weighted-average basis.
(2)	Annualized rental income for the tenant on a straight-line basis.

Future Lease Payments Table

The following table presents future minimum base rental payments due to us over the next ten years and thereafter for the properties we own as of December 31, 2010 (amounts in thousands):

2011	$68,560
2012	68.955
2013	69,520
2014	71,092
2015	71,911
2016	72,237
2017	72,616
2018	71,743
2019	68,437
2020	67,882
Thereafter	427,460
Total	$1,130,413

These amounts exclude contingent rentals that may be collected from certain tenants based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes among other items.

Future Lease Expirations Table

The following is a summary of lease expirations for the next ten years at the properties we own as of December 31, 2010 (dollar amounts in thousands):

Year of Expiration	Number of Leases Expiring(1)	Annualized Rental Income(2)	Percent of Portfolio Annualized Base Rent Expiring	Leased Rentable Sq. Ft.	Percent of Portfolio Rentable Sq. Ft. Expiring
2011	—	$—	—	—	—
2012	—	—	—	—	—
2013	—	—	—	—	—
2014	2	160	0.2%	9,841	0.2%
2015	—	—	—	—	—
2016	2	242	0.3%	21,476	0.4%
2017	1	179	0.2%	12,613	0.2%
2018	63	5,846	8.0%	495,957	9.3%
2019	3	721	1.0%	22,132	0.4%
2020	7	1,553	2.1%	158,584	3.0%
Total	78	$8,701	11.8%	720,603	13.5%

(1)	The 78 leases listed above are with the following tenants: Federal Express, Rockland Trust Company, PNC Bank, Rite Aid, Advanced Auto, IHOP, O’Reilly Automotive, Kum and Go, BB&T and DaVita Dialysis.
(2)	Annualized rental income for the property portfolio on a straight-line basis.

Item 3. Legal Proceedings.

We are not party to, and none of our properties are subject to, any material pending legal proceedings.

Item 4. Reserved.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

No public market currently exists for our shares of common stock, and we currently have no plans to list our shares on a national securities exchange. Until our shares are listed, if ever, our stockholders may not sell their shares unless the buyer meets the applicable suitability and minimum purchase requirements. In addition, our charter prohibits the ownership of more than 9.8% of our stock, unless exempted by our board of directors. Consequently, there is the risk that our stockholders may not be able to sell their shares at a time or price acceptable to them. Pursuant to our offering, we are selling shares of our common stock to the public at a price of $10.00 per share and at $9.50 per share pursuant to our distribution reinvestment plan.

In order for Financial Industry Regulatory Authority (“FINRA”) members and their associated persons to participate in the offering and sale of shares of common stock pursuant to our offering, we are required pursuant to NASD Rule 2710(f)(2)(M) to disclose in each annual report distributed to stockholders a per share estimated value of the shares, the method by which it was developed and the date of the data used to develop the estimated value. In addition, we prepare annual statements of estimated share values to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in our shares. During our offering the value of the shares is deemed to be the offering price of $10.00 per share (without regard to purchase price discounts for certain categories of purchasers), as adjusted for any special distribution of net sales proceeds. There is no public trading market for the shares at this time, and there can be no assurance that stockholders would receive $10.00 per share if such a market did exist and they sold their shares or that they will be able to receive such amount for their shares in the future. Nor does this deemed value reflect the distributions that stockholders would be entitled to receive if our properties were sold and the sale proceeds were distributed upon liquidation of our Company. Such a distribution upon liquidation may be less than $10.00 per share primarily due to the fact that the funds initially available for investment in properties were reduced from the gross offering proceeds in order to pay selling commissions and dealer manager fees, organization and offering expenses, and acquisitions and advisory fees.

Holders

As of March 15, 2011, we had 82.0 million shares of common stock outstanding held by a total of 19,669 stockholders.

Distributions

We have elected to qualify as a REIT for federal income tax purposes commencing with our taxable year ended December 31, 2008. As a REIT, we are required to distribute at least 90% of our REIT taxable income to our stockholders annually. Our distributions are paid on a monthly basis as directed by our board of directors. Monthly cash distributions are paid based on daily record and distribution declaration dates so our investors will be entitled to be paid distributions beginning on the day that they are admitted as stockholders. All distributions are recorded to equity. From a tax perspective, 99.2% and 100% of the amounts distributed by us during the years ended December 31, 2010 and 2009, respectively, represent a return of capital. Accordingly, such distributions are deferred for the purpose of being subject to income tax. During the years ended December 31, 2010 and 2009, distributions totaled $20.9 and $3.2 million, respectively, inclusive of $9.3 million and $1.3 million of common shares issued under the DRIP, respectively. As of December 31, 2010, cash used to pay our distributions was generated partly from funds received from operating activities (as reported on a GAAP basis) and partly from funds generated from the sale of our common stock. As additional capital is raised and we continue to build our portfolio of investments, we expect that we will use funds received from operating activities (as reported on a GAAP basis) to pay a greater proportion of our distributions and will be able to reduce and in the future eliminate the use of funds from the sale of common stock to pay distributions. We have continued to pay distributions to our stockholders each month since our initial distribution payment. Distribution payments are dependent on the availability of funds. Our board of directors may reduce the amount of distributions paid or suspend distribution payments at any time and therefore distribution payments are not assured.

We, our board of directors and Advisor share a similar philosophy with respect to paying distributions. Distributions should principally be derived from cash flows generated from real estate operations. In order to improve our operating cash flows and our ability to pay distributions from operating cash flows, our related party Advisor agreed to waive certain fees including asset management and property management fees. The Company pays the Advisor an annualized asset management fee of up to 1.0% based on the aggregate contract purchase price of all properties. During the years ended December 31, 2010 and 2009, the Company paid asset management fees to the Advisor of $1.4 million and $0.1 million, respectively. The Advisor has elected to waive the remainder of its asset management fee through December 31, 2010, and will determine if a portion or all of such fees will be waived in subsequent periods on a quarter-to-quarter basis. Such fees waived during the years ended December 31, 2010 and 2009 were $4.0 million and $1.8 million, respectively. The fees that were waived relating to the activity during 2010 and 2009 are not deferrals and accordingly, will not be paid by the Company. Because the Advisor waived certain fees that we owed, cash flow from operations that would have been paid to the Advisor was available to pay distributions to our stockholders. The amount of the asset management fee will be reduced to the extent that funds from operations (“FFO”) as adjusted, during the six months ending on the last day of the calendar quarter immediately preceding the date such asset management fee is payable, is less than the distributions declared with respect to the six month period. For purposes of this determination, FFO, as adjusted, is FFO (as defined by NAREIT), adjusted to (i) include acquisition fees and related expenses which is deducted in computing FFO; (ii) include non-cash restricted stock grant amortization, if any, which is deducted in computing FFO; and (iii) include impairments of real estate related investments, if any (including properties, loans receivable and equity and debt investments) which is deducted in computing FFO. In certain instances, the Advisor may elect to absorb a portion of general and administrative costs that we would otherwise pay to improve our working capital.

Non-GAAP Financial Measures

Due to certain unique operating characteristics of real estate companies, the National Association of Real Estate Investment Trusts (“NAREIT”), an industry trade group, has promulgated a measure known as FFO, which we believe to be an appropriate supplemental measure to reflect the operating performance of a real estate investment trust, or REIT. The use of FFO is recommended by the REIT industry as a supplemental performance measure. FFO is not equivalent to our net income or loss as determined under GAAP.

We define FFO, a non-GAAP measure, consistent with the standards established by the White Paper on FFO approved by the Board of Governors of NAREIT, as revised in February 2004, or the White Paper. The White Paper defines FFO as net income or loss computed in accordance with GAAP, excluding gains or losses from sales of property but including asset impairment write downs, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO. Our FFO calculation complies with NAREIT's policy described above.

The historical accounting convention used for real estate assets requires straight-line depreciation of buildings and improvements, which implies that the value of real estate assets diminishes predictably over time. Since real estate values historically rise and fall with market conditions, presentations of operating results for a REIT, using historical accounting for depreciation, we believe, may be less informative. As a result, we believe that the use of FFO, which excludes the impact of real estate related depreciation and amortization, provides a more complete understanding of our performance to investors and to management, and when compared year over year, reflects the impact on our operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses, and interest costs, which is not immediately apparent from net income.

However, changes in the accounting and reporting rules under GAAP (for acquisition fees and expenses from a capitalization/depreciation model to an expensed-as-incurred model) that have been put into effect since the establishment of NAREIT's definition of FFO have prompted an increase in the non-cash and non-operating items included in FFO. In addition, we view fair value adjustments of derivatives, and impairment charges and gains and losses from dispositions of assets as items which are typically adjusted for when assessing operating performance. Lastly, publicly registered, non-listed REITs typically have a significant amount of acquisition activity and are substantially more dynamic during their initial years of investment and operation and therefore require additional adjustments to FFO in evaluating performance. Due to these and other unique features of publicly registered, non-listed REITs, the Investment Program Association (“IPA”), an industry trade group, has standardized a measure, which we believe to be another appropriate supplemental measure to reflect the operating performance of a REIT.

The Company is currently precluded from providing certain non-GAAP financial measures within our filed annual report pursuant to an undertaking made in connection with the renewal of certain state permits to sell our securities. However, we believe such data is meaningful with respect to understanding and analyzing our performance. Accordingly, the Company will be furnishing a supplement to its annual report, which will include non-GAAP financial measures.

The following table shows the sources for the payment of distributions to common stockholders for the year ended December 31, 2010 (in thousands):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Year Ended December 31, 2010
Distributions:
Total distributions	$3,228	$3,845	$5,680	$8,191	$20,944
Distributions reinvested (a)	1,407	(1,726)	(2,584)	(3,601)	(9,318)
Distributions paid in cash	$1,821	$2,119	$3,096	$4,590	$11,626
Source of distributions:
Cash flows provided by (used in) operations (b)	$1,821	$2,119	$3,096	$2,828	$9,864
Proceeds from issuance of common stock	—	—	—	1,762	1,762
Total sources of distributions	$1,821	$2,119	$4,875	$4,590	$11,626
Cash flows provided by (used in) operations (GAAP basis) (c)	$2,060	$4,307	$4,875	$(1,378)	$9,864
Net loss (in accordance with GAAP)	$(389)	$(992)	$(74)	$(8,378)	$(9,833)

(a)	Distributions reinvested pursuant to the DRIP, which do not impact the Company’s cash flows.
(b)	Distributions paid from cash provided by (used in) operations are derived from year-to-date cumulative cash flows from operations (GAAP basis).
(c)	Includes the impact of expensing acquisition and related transaction costs as incurred.

The following table compares cumulative distributions paid to net loss (in accordance with GAAP) for the period from August 17, 2007 (date of inception) through December 31, 2010 (in thousands):

For the Period from August 17, 2007 (date of inception) to December 31, 2010
Distributions paid:
Cash	$13,810
DRIP	10,755
Total distributions paid	$24,565
Reconciliation of net loss:
Rental income	$65,289
Acquisition and transaction related	(12,977)
Depreciation and amortization	(33,029)
Other operating expense	(3,830)
Other income (expense)	(33,707)
Net income (loss) attributable to non-controlling interests	(132)
Net loss (in accordance with GAAP) (a)	$(18,386)

(a)	Net loss as defined by GAAP includes the non-cash impact of depreciation and amortization expense as well as costs incurred relating to acquisitions and related transactions subsequent to January 1, 2009.

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

We have authorized and reserved 1.0 million shares of our common stock for issuance under our stock option plan. The board of directors may make appropriate adjustments to the number of shares available for awards and the terms of outstanding awards under our stock option plan to reflect any change in our capital structure or business, stock distribution, stock split, recapitalization, reorganization, merger, consolidation or sale of all or substantially all of our assets.

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

Notwithstanding any other provisions of our stock option plan to the contrary, no stock option issued pursuant thereto may be exercised if such exercise would jeopardize our status as a REIT under the Code. The total number of options granted will not exceed 10% of the total outstanding shares at the time of grant. During the years December 31, 2010 and 2009, unvested options to purchase 9,000 shares at $10.00 per share were granted in each year. The weighted average contractual remaining life of outstanding options is 8.3 years. The expense required to be recorded was insignificant. The following table sets forth information regarding securities authorized for issuance under our stock option plan as of December 31, 2010:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)
	(a)
Equity Compensation Plans approved by security holders	27,000	$10.00	973,000
Equity Compensation Plans not approved by security holders	N/A	N/A	N/A
Total	27,000	$10.00	973,000

Restricted Share Plan

On January 22, 2010, the board of directors adopted an employee and director incentive restricted share plan (the “RSP”). The RSP provides for the automatic grant of 3,000 restricted shares of common stock to each of the independent directors, without any further action by the board of directors or the stockholders, on the date of each annual stockholder’s meeting. Restricted stock issued to independent directors will vest over a five-year period following the first anniversary of the date of grant in increments of 20% annually. The employee and director incentive RSP provides us with the ability to grant awards of restricted shares to our directors, officers and employees (if we ever have employees), employees of the Advisor and its affiliates, employees of entities that provide services to us, directors of the Advisor or of entities that provide services to us, certain of our consultants and certain consultants to the Advisor and its affiliates or to entities that provide services to us. The total number of common shares reserved for issuance under the RSP is equal to 1.0% of its authorized shares.

Restricted share awards entitle the recipient to common shares under terms that provide for vesting over a specified period of time or upon attainment of pre-established performance objectives. Such awards would typically be forfeited with respect to the unvested shares upon the termination of the recipient’s employment or other relationship with us. Restricted shares may not, in general, be sold or otherwise transferred until restrictions are removed and the shares have vested. Holders of restricted shares may receive cash distributions prior to the time that the restrictions on the restricted shares have lapsed. Any distributions payable in common shares shall be subject to the same restrictions as the underlying restricted shares. As of December 31, 2010, 9,000 shares had been issued to independent Directors under this plan at a fair value of $10.00 per share. The fair value of the shares will be expensed ratably over the five-year vesting period. For the year ended December 31, 2010, expense of $7,000 was recorded for the director restricted shares. There were no restricted shares outstanding as of December 31, 2009.

In June 2010, our independent Directors approved and authorized the issuance of up to 1.5 million common restricted shares to the Advisor equaling 1% of authorized shares under the primary offering, subject to certain terms and conditions. On September 13, 2010, the Advisor granted 1.4 million restricted shares to key executives. Of the total shares granted, 50% vest over a five year period commencing with the two year anniversary of the grant date and remaining 50% vest only to the extent our net asset value plus distributions paid to stockholders equals 106% of the original selling price of our common stock. For the year ended December 31, 2010, $70,000 of expense was recorded for these restricted shares.

Use of Proceeds from Sales of Registered Securities and Unregistered Sales of Equity Securities

On January 25, 2008, our registration statement on Form S-11 covering a public offering of up to 150.0 million shares of common stock, initially at $10.00 per share, for an aggregate offering price of up to $1.5 billion, was declared effective under the Securities Act. The offering commenced on January 25, 2008 and is on-going. Up to 25.0 million shares are offered under the DRIP at a price equal to the higher of $9.50 per share or 95% of the estimated value of a share of our common stock, for an aggregate offering price of at least $237.5 million.

For the years ended December 31, 2010 and 2009, including shares sold through our distribution reinvestment plan, we had sold approximately 46.7 million and 13.4 million shares for gross offering proceeds of $461.9 million and $132.9 million, respectively. At December 31, 2010 and 2009, we had incurred selling commissions, dealer manager fees and other organization and offering costs in the amounts set forth below. The Dealer Manager reallowed all of the selling commissions and a portion of the Dealer Manager fees to participating broker-dealers (amounts in thousands):

	Year Ended December 31,
	2010	2009	2008
Total Commissions paid to Dealer Manager	$40,990	$12,277	$199
Less:
Commissions to participating broker dealers	(27,393)	(8,403)	(326)
Reallowance to participating broker dealers	(3,642)	(911)	(13)
Net to affiliated Dealer Manager	$9,955	$2,963	$(140)

The Company will reimburse the Advisor up to 1.5% of its gross offering proceeds. The following table details the results of such activities related to organizational and offering costs reimbursed to the Advisor (amounts in thousands):

	Year Ended December 31,
	2010	2009	2008
Organizational and offering expense reimbursements	$4,378	$5,617	$—

Through December 31, 2010, the net offering proceeds to us, after deducting the total expenses paid as described above, were $529.7 million including net offering proceeds from our distribution reinvestment plan of $10.8 million and the effect of common stock redemptions of $3.0 million. We have used the net proceeds from our on-going initial public offering to purchase or fund $885.3 million of real estate investments, including acquisition fees and closing costs.

During the years ended December 31, 2010 and 2009, we did not sell any equity securities that were not registered under the Securities Act.

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

On November 12, 2008, our board of directors modified the SRP to fund purchases under the SRP, not only from the DRIP, but also from operating funds of the Company. Accordingly, purchases under the SRP, subject to the terms of the SRP, may be funded from the proceeds from the sale of shares under the DRIP, from proceeds of the sale of shares in a public offering, and with other available allocated operating funds. However, purchases under the SRP will be limited in any calendar year to 5% of the weighted average number of shares outstanding during the prior year.

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

If we could not purchase all shares presented for repurchase in any quarter, based upon insufficient cash available and the limit on the number of shares we may redeem during any calendar year, we would attempt to honor repurchase requests on a pro rata basis; provided, however, that we may give priority to the redemption of a deceased or disabled stockholder’s shares. We will treat the unsatisfied portion of the repurchase request as a request for repurchase the following quarter. At such time, investors may then (1) withdraw their request for repurchase at any time prior to the last day of the new quarter or (2) without instructions to withdraw their request we will honor their request at such time, if, any, when sufficient funds become available. Such pending requests will generally be honored on a pro rata basis. We will determine whether we have sufficient funds available as soon as practicable after the end of each quarter, but in any event prior to the applicable payment date. In addition the board of directors can reject a request for redemption at any time.

Our board of directors may choose to amend, suspend or terminate our SRP upon 30 day notice at any time. Additionally we will be required to discontinue sales of shares under the DRIP plan on the earlier of July 25, 2011, which is three years from the effective date of the offering as extended by the follow-on offering, or the date we sell all of the shares registered for sale under the DRIP. Because the repurchase of shares will be partially funded with the net proceeds we receive from the sale of shares under the DRIP, the discontinuance or termination of the DRIP may adversely affect our ability to purchase shares under the SRP. We would notify investors of such developments: (i) in the annual or quarterly reports mentioned above, or (ii) by means of a separate mailing to investors, accompanied by disclosure in a current or periodic report under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). During the offering, we would also include this information in a prospectus supplement or post-effective amendment to the registration statement, as then required under federal securities laws.

Our share repurchase program is only intended to provide interim liquidity for stockholders until a liquidity event occurs, such as listing of the shares on the New York Stock Exchange or NASDAQ Stock Market, or our merger with a listed company. The SRP will be terminated if the shares become listed on a national securities exchange. We cannot guarantee that a liquidity event will occur.

The shares we purchase under our SRP will be cancelled and return to the status of authorized but unissued shares. We do not intend to resell such shares to the public unless such resale is first registered with the SEC under the Securities Act and under appropriate state securities laws or otherwise conducted in compliance with such laws.

The following table summarizes our SRP activity for the year ended December 31, 2010. All shares were redeemed through distribution reinvestment elections by stockholders (dollars in thousands except for cost per share):

	Redemption Requests			Shares Redeemed
	Shares	Value	Average cost per share	Shares	Value	Average cost per share
Year ended December 31, 2009	3,000	$29	$9.65	3,000	$29	$9.65
Quarter ended March 31, 2010	54,697	547	10.00	54,697	547	10.00
Quarter ended June 30, 2010	106,284	1,028	9.67	106,284	1,028	9.67
Quarter ended September 30, 2010	89,001	869	9.76	89,001	869	9.76
Quarter ended December 31, 2010(1)	49,546	489	9.86	49,546	489	9.86
Year ended December 31, 2010	299,528	$2,933	$9.79	299,528	$2,933	$9.79
Cumulative redemptions as of December 31, 2010				302,528	2,962	$9.79
				Shares issued through DRIP	$10,756
				Excess	$7,795

(1)	Redemptions include 40,498 shares with a value of $396,850 which have been approved for redemption as of December 31, 2010 and will be paid to stockholders in the first quarter of 2011.

There were no other redemption requests in 2008, 2009 or 2010 and no redemption requests were unfulfilled.

Item 6. Selected Financial Data.

The following selected financial data as of and for the years ended December 31, 2010, 2009, 2008 and as of and for the period from August 17, 2007 (date of inception) to December 31, 2007 should be read in conjunction with the accompanying consolidated financial statements and related notes thereto and “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations” below:

Balance sheet data (amounts in thousands)

	December 31,
	2010	2009	2008	2007
Total real estate investments, at cost	$882,593	$338,556	$164,770	$—
Total assets	914,054	339,277	164,942	938
Total short-term bridge equity funds	—	15,878	30,926	—
Mortgage notes payable	372,755	183,811	112,742	—
Long-term notes payable	12,790	13,000	1,090	—
Below market lease liabilities, net	8,454	9,085	9,400	—
Total liabilities	411,390	228,721	163,183	738
Total equity	502,664	110,556	1,759	200

Operating data (amounts in thousands except share and per share data)

	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008	For the Period from August 17, 2007 (date of inception) to December 31, 2007
Total revenue	$44,773	$14,964	$5,546	$—
Expenses
Fees to affiliate	1,350	145	4	—
Acquisition and transaction related costs	12,471	506	—	—
General and administrative	1,444	507	380	1
Depreciation and amortization	21,654	8,315	3,056	—
Total operating expenses	36,919	9,473	3,440	1
Operating income (loss)	7,854	5,491	2,106	(1)
Other income (expenses)
Interest expense	(18,109)	(10,352)	(4,774)	—
Other income	220	51	3	—
Gains (losses) on derivative instruments	(305)	495	(1,618)	—
Gains on disposition of property	143	—	—	—
Gains on sale to non-controlling interest holders, net	545	—	—	—
Total expenses	(17,506)	(9,806)	(6,389)	—
Net loss	(9,652)	(4,315)	(4,283)	(1)
Net income (loss) attributable to non-controlling interests	(181)	49	—	—
Net loss attributable to American Realty Capital Trust, Inc.	$(9,833)	$(4,266)	$(4,283)	$(1)
Other data
Cash flows provided by (used in) operations	9,864	(2,526)	4,013	(200)
Cash flows used in investing activities	(555,136)	(173,786)	(97,456)	—
Cash flows provided by financing activities	$572,247	$180,435	$94,330	$200
Net loss per common share – basic and diluted	$(0.31)	$(0.74)	$(6.02)	$—
Distributions declared	$0.70	$0.67	$0.65	$—
Weighted-average number of common shares outstanding, basic and diluted	32,539,393	5,768,761	711,524	—

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our accompanying financial statements. We are externally managed by our Advisor. The following information contains forward-looking statements, which are subject to risks and uncertainties. Should one or more of these risks or uncertainties materialize, actual results may differ materially from those expressed or implied by the forward-looking statements. Please see “Forward-Looking Statements” above for a description of these risks and uncertainties.

Overview

We are a Maryland corporation that elected to be taxed as a Real Estate Investment Trust (or “REIT”) for federal income tax purposes, beginning with the taxable year ended December 31, 2008. As a REIT, we generally are not subject to corporate-level income taxes. To maintain our REIT status, we are required, among other requirements, to distribute annually at least 90% of our “REIT taxable income,” as defined by the Internal Revenue Code of 1986, as amended (the “Code”), to our stockholders. If we fail to qualify as a REIT in any taxable year, we would be subject to federal income tax on our taxable income at regular corporate tax rates.

On January 25, 2008, we commenced an initial public offering on a “best efforts” basis of up to 150.0 million shares of common stock offered at a price of $10.00 per share, subject to certain volume and other discounts, pursuant to our registration statement on form S-11 (File No. 333-145949) filed with the SEC under the Securities Act of 1933, as amended. The registration statement also covered up to 25.0 million shares available pursuant to the DRIP under which our stockholders may elect to have their distributions reinvested in additional shares of our common stock at the greater of $9.50 per share or 95% of the estimated value of a share of common stock.

On August 5, 2010, we filed a registration statement on Form S-11 (File No. 333-168572) to register 32.5 million shares of common stock in connection with the follow-on offering. The initial public offering was originally set to expire on January 25, 2011, three years after its effective date. However, as permitted by Rule 415 of the Securities Act, the Company will now continue its initial public offering until the earlier of July 25, 2011 or the date that the SEC declares the registration statement for the follow-on offering effective. Total capital raised under the current registration and follow-on offering will not exceed $1.5 billion.

As of December 31, 2010, we issued 61.8 million shares of common stock. Total gross proceeds from these issuances were $603.6 million. As of December 31, 2010, the aggregate value of all share issuances and subscriptions outstanding was $610.6 million based on a per share value of $10.00 (or $9.50 for shares issued under the distribution reinvestment plan, or DRIP). As of December 31, 2010, 0.3 million shares of common stock had been redeemed under our stock repurchase program at a value of $2.6 million and an additional 40,000 shares with a redemption value of $0.4 million were accrued for redemption subsequent to December 31, 2010. We are dependent upon the net proceeds from the offering to conduct our proposed operations.

We intend to use the proceeds of our on-going initial public offering to acquire and manage a diverse portfolio of real estate properties consisting primarily of freestanding, single-tenant properties net leased to investment grade and other creditworthy tenants throughout the United States and Puerto Rico. We typically fund our acquisitions with a combination of equity and debt and in certain cases we may use only equity capital or we may fund a portion of the purchase price of an acquisition through investments from third parties. We expect to arrange long-term financing on both a secured and unsecured fixed rate basis. We intend to continue to grow our existing relationships and develop new relationships throughout various markets we serve, which we expect will lead to further acquisition opportunities. We intend to have an overall leverage ratio as it relates to long-term secured mortgage financings of approximately 45% to 50%. As of December 31, 2010, our leverage ratio was 42.7%.

As of December 31, 2010, we owned 259 properties with 5.3 million square feet, 100% leased with a weighted average remaining lease term of 15.5 years. In constructing our portfolio, we are committed to diversification (industry, tenant and geography). As of December 31, 2010, rental revenues derived from investment grade tenants (rated BBB- or better by Standard & Poor’s) approximated 73.0%. Our strategy encompasses receiving the majority of our revenue from investment grade tenants as we further acquire properties and enter into (or assume) long-term lease arrangements.

Substantially all of our business is conducted through the OP, a Delaware limited partnership. We are the sole general partner of and owns a 99.01% partnership interest in the OP. The Advisor is the sole limited partner and owner of 0.99% (minority interest) of the partnership interests of the OP. The limited partner interests have the right to convert OP units into cash or, at our option an equal number of common shares as allowed by the limited partnership agreement.

We have no paid employees. We are managed by our Advisor, and our Property Manager. The Advisor and the Property Manager are affiliated entities that receive compensation and fees for services related to the on-going initial public offering and for the investment and management of our assets. These entities receive fees during our offering, acquisition, operational and liquidation stages.

Real estate-related investments are higher-yield and higher-risk investments that our Advisor will actively manage, if we elect to acquire such investments. The real estate-related investments in which we may invest include: (i) mortgage loans; (ii) equity securities such as common stocks, preferred stocks and convertible preferred securities of real estate companies; (iii) debt securities, such as mortgage-backed securities, commercial mortgages, mortgage loan participations and debt securities issued by other real estate companies; and (iv) certain types of illiquid securities, such as mezzanine loans and bridge loans. While we may invest in any of these real estate-related investments, our Advisor, with the support of our board of directors, has elected to suspend all activities relating to acquiring real estate-related investments for an indefinite period based on the current adverse climate affecting the capital markets. Since our inception, we have not acquired any real estate-related investments.

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

Above-market and below-market in-place lease values for owned properties are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between the contractual amounts to be paid pursuant to the in-place leases and management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. The capitalized above-market lease intangibles are amortized as a decrease to rental income over the remaining term of the lease. The capitalized below-market lease values will be amortized as an increase to rental income over the remaining term and any fixed rate renewal periods provided within the respective leases. In determining the amortization period for below-market lease intangibles, the Company initially will consider, and periodically evaluate on a quarterly basis, the likelihood that a lessee will execute the renewal option. The likelihood that a lessee will execute the renewal option is determined by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located.

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

Recently Issued Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) amended the guidance on transfers of financial assets to, among other things, eliminate the qualifying special-purpose entity concept, include a new unit of account definition that must be met for transfers of portions of financial assets to be eligible for sale accounting, clarify and change the derecognition criteria for a transfer to be accounted for as a sale, and require significant additional disclosure. This standard was effective January 1, 2010. Adoption of this guidance did not have a material impact on our financial position or results of operations.

In June 2009, the FASB issued new guidance which revised the consolidation guidance for variable-interest entities. The modifications include the elimination of the exemption for qualifying special purpose entities, a new approach for determining who should consolidate a variable-interest entity, and changes to when it is necessary to reassess who should consolidate a variable-interest entity. This standard was effective January 1, 2010. Adoption of this guidance did not have a material impact on our financial position or results of operations.

In January 2010, the FASB issued guidance which clarifies that the stock portion of a distribution to stockholders that allow them to receive cash or stock with a potential limitation on the total amount of cash that all stockholders can elect to receive in the aggregate is considered a share issuance that is reflected in earnings per share prospectively and is not a stock distribution. This standard was effective January 1, 2010. Adoption of this guidance did not have a material impact on our financial position or results of operations.

In January 2010, the FASB amended guidance to require a number of additional disclosures regarding fair value measurements. Specifically, the guidance revises two disclosure requirements concerning fair value measurements and clarifies two others. It requires separate presentation of significant transfers into and out of Levels 1 and 2 of the fair value hierarchy and disclosure of the reasons for such transfers. Also, it requires the presentation of purchases, sales, issuances and settlements within Level 3 on a gross basis rather than on a net basis. The amendments clarify that disclosures should be disaggregated by class of asset or liability and that disclosures about inputs and valuation techniques should be provided for both recurring and non-recurring fair value measurements. The adoption of the guidance related to Levels 1 and 2 were effective January 1, 2010 and did not have a material impact on our financial position or results of operations. The adoption of the guidance related to Level 3 are effective January 1, 2011 and is not expected to have a material impact on our financial position or results of operations.

In February 2010, the FASB updated the guidance to no longer require companies that file with the SEC to indicate the date through which they have analyzed subsequent events. This updated guidance became effective immediately upon issuance; therefore we adopted it as of the first quarter of 2010.

In March 2010, the FASB issued a clarification of previous guidance that exempts certain credit related features from analysis as potential embedded derivatives subject to bifurcation and separate fair value accounting. This guidance specifies that an embedded credit derivative feature related to the transfer of credit risk that is only in the form of subordination of one financial instrument to another is not subject to bifurcation from a host contract. All other embedded credit derivative features should be analyzed to determine whether their economic characteristics and risks are “clearly and closely related” to the economic characteristics and risks of the host contract and whether bifurcation and separate fair value accounting is required. The adoption of this guidance on July 1, 2010 had no material effect on our financial position or results of operations.

In December 2010, the FASB updated its guidance related to goodwill which affected all entities that have recognized goodwill and have one or more reporting units whose carrying amount for purposes of performing Step 1 of the goodwill impairment test is zero or negative. The guidance modifies Step 1 so that for those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with existing guidance, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. This guidance will become effective for us on January 1, 2011. The adoption of this guidance is not expected to have a material impact on our financial position or results of operations.

In December 2010, the FASB updated the guidance related to business combinations to address diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations. The amendment specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, non-recurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendment affects any public entity, as defined, that enters into business combinations that are material on an individual or aggregate basis. This guidance will become effective for us for acquisitions occurring on or after January 1, 2011. We do not expect the adoption of this guidance will have a material impact upon our financial position or results of operations.

Results of Operations

The property operating results outlined below relate to the partial period we owned these investment assets during the period.

Comparison of Year Ended December 31, 2010 to Year Ended December 31, 2009

As of December 31, 2010, we owned 259 properties which are 100% leased, compared to 126 properties which were 100% leased at December 31, 2009. Accordingly, our results of operations for the year ended December 31, 2010 as compared to the year ended December 31, 2009 reflect significant increases in most categories.

Rental Income

Rental income increased $29.8 million to $44.8 million for the year ended December 31, 2010, compared to $15.0 million for the year ended December 31, 2009. The increase in rental income was driven by our acquisition of $537.5 million of net leased property during 2010 with total square footage of 3.6 million an increase of 211.8% from the square footage we held at December 31, 2009. These properties, acquired at an average 8.55% capitalization rate, defined as annualized rental income on a straight-line basis divided by base purchase price, are leased from 4 to 25 years primarily to investment grade tenants.

Fees to Affiliate

Asset Management Fee:

Our Advisor is entitled to fees for the management of our properties as well as fees for purchases and sales of properties. The Advisor has elected to waive all but $1.4 and $0.1 million of asset management fees for the year ended December 31, 2010 and 2009, respectively. For the years ended December 31, 2010 and 2009, we would have incurred additional asset management fees of $4.0 million and $1.8 million, respectively, had they not been waived.

Property Management Fee:

Our affiliated Property Manager, has elected to waive the property management fees for the years ended December 31, 2010 and 2009 in order to improve our working capital. Such fees represent amounts that had they not been waived, would have been paid to our Property Manager to manage and lease our properties. For the years ended December 31, 2010 and 2009, we would have incurred property management fees of $0.8 million and $0.3 million, respectively, had the fees not been waived.

Acquisition and Transaction Related Costs

Acquisition and transaction related costs increased $12.0 million to $12.5 million for the year ended December 31, 2010, compared to $0.5 million for the year ended December 31, 2009. The increase in acquisition and transaction related costs was driven by our acquisition of $537.5 million of net leased property during 2010, compared to the acquisition of $173.8 million of net leased property during 2009.

General and Administrative Expenses

General and administrative expenses increased $0.9 million or 180.0% to $1.4 million for the year ended December 31, 2010, compared to $0.5 million for the year ended December 31, 2009. The majority of the general and administrative expenses for the year ended December 31, 2010 included $0.3 million of amortized insurance expense relating to our directors’ and officers’ insurance policy, $0.4 million of board member compensation and $0.4 million of professional fees. The increase from the year ended December 31, 2009 is mainly due to increases in professional fees and other expenses to support our larger real estate portfolio.

Depreciation and Amortization Expense

Depreciation and amortization expense increased $13.4 million, or 161.4%, to $21.7 million for the year ended December 31, 2010, compared to $8.3 million for the year ended December 31, 2009. The increase in depreciation and amortization expense was the result of our acquisition of real estate during 2010 and a full year of depreciation and amortization for real estate acquired during the year ended December 31, 2009. These properties were placed into service when acquired and are being depreciated for the period held.

Interest Expense

Interest expense increased $7.7 million, or 74.0% to $18.1 million for the year ended December 31, 2010, compared to $10.4 million for the year ended December 31, 2009. The increase in interest expense was mainly the result of a higher debt balance due to the financing of a portion of our property acquisitions. The average first mortgage debt balance for the years ended December 31, 2010 and 2009 was $263.1 million and $136.5 million, respectively, an increase of 92.7%. We view these secured financing sources as an efficient and accretive means to acquire properties.

Our interest expense in future periods will vary based on our level of future borrowings, which will depend on the level of proceeds raised in the offering, the cost of borrowings, and the opportunity to acquire real estate assets which meet our investment objectives.

Other Income

Other income for the year ended December 31, 2010 was $0.2 million compared to $51,000 for the year ended December 31, 2009. Other income in 2010 was related to $0.1 million of fees collected related to an investment in a joint venture with an affiliate, $0.1 million of fees collected for early lease terminations and interest income on cash deposits. Other income in 2009 was related to interest income on cash deposits.

Gains (losses) on Derivative Instruments

Loss in the fair value of derivative instruments was $0.3 million for the year ended December 31, 2010 compared to a gain of $0.5 million for the year ended December 31, 2009. These losses are related to marking our derivative instruments to fair value.

Gains on Disposition of Property

Gains on the disposition of property of $0.1 million for the year ended December 31, 2010, were realized from the sale of a PNC property in September 2010.

Gains on Sales to Non-controlling Interest Holders, Net

Net gains on sales to non-controlling interest holders of $0.5 million for the year ended December 31, 2010, is comprised of the excess of proceeds received over the amortized costs of the property sold in joint venture and other agreements with third parties net of related federal and state income tax effects.

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

Rental Income

Rental income increased $9.5 million to $15.0 million for the year ended December 31, 2009, compared to $5.5 million for the year ended December 31, 2008. The increase in rental income was driven by our acquisition of $173.8 million of net leased property during 2009 with total square footage of 1.0 million an increase of 142.9% from the square footage we held at December 31, 2008. These properties, acquired at an average 8.27% capitalization rate, defined as annualized rental income on a straight-line basis divided by base purchase price, are leased from 10 to 25 years primarily to investment grade tenants.

Fees to Affiliate

Asset Management Fee:

Our Advisor is entitled to fees for the management of our properties as well as fees for purchases and sales of properties. The Advisor has elected to waive all asset management fees except for $0.1 million for the year ended December 31, 2009 and waived all but $4,000 in fees for the year ended December 31, 2008. For the years ended December 31, 2009 and 2008, we would have incurred additional asset management fees of $1.8 million and $0.7 million, respectively, had they not been waived.

Property Management Fee:

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

General and Administrative Expenses

General and administrative expenses increased $0.1 million or 25.0% to $0.5 million for the year ended December 31, 2009, compared to $0.4 million for the year ended December 31, 2008. The majority of the general and administrative expenses for the year ended December 31, 2009 included $0.2 million of amortized insurance expense relating to our directors’ and officers’ insurance policy, $0.1 million of board member compensation and $0.1 million of professional fees. The increase from the year ended December 31, 2008 is mainly due to increases in professional fees and other expenses to support our larger real estate portfolio.

Depreciation and Amortization Expense

Depreciation and amortization expense increased $5.2 million, or 172.1%, to $8.3 million for the year ended December 31, 2009, compared to $3.1 million for the year ended December 31, 2008. The increase in depreciation and amortization expense was the result of our acquisition of real estate during 2009 and a full year of depreciation for assets acquired during the year ended December 31, 2008. These properties were placed into service when acquired and are being depreciated for the period held.

Interest Expense

Interest expense increased $5.6 million, or 116.7% to $10.4 million for the year ended December 31, 2009, compared to $4.8 million for the year ended December 31, 2008. The increase in interest expense was the mainly the result of a higher debt balance due to the financing of a portion of our property acquisitions.

The average first mortgage debt balance for the years ended December 31, 2009 and 2008 was $148.3 million and $45.3 million, respectively, an increase of 227.4%. We view these secured financing sources as an efficient and accretive means to acquire properties.

Our interest expense in future periods will vary based on our level of future borrowings, which will depend on the level of proceeds raised in the initial public offering, the cost of borrowings, and the opportunity to acquire real estate assets which meet our investment objectives.

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

Cash Flows for the Year Ended December 31, 2010

During the year ended December 31, 2010, net cash provided by operating activities was $9.9 million. The level of cash flows provided by operating activities is affected by both the timing of interest payments and amount of borrowings outstanding during the period. It is also affected by the receipt of scheduled rent payments. Net cash provided by operating activities primarily relates to net loss adjusted for non-cash items of $12.7 million as well as the increase in deferred rent of $2.7 million and accounts payable and accrued expenses of $2.1 million, partially offset by an increase in prepaid expenses and other assets of $7.6 million principally resulting from the prepayment of $4.4 million of asset management, and straight line rent adjustments of $2.1 million incurred during the year ended December 31, 2010.

Net cash used in investing activities during the year ended December 31, 2010, was $555.1 million was principally related to $543.9 million for acquisitions completed in 2010, $12.0 million invested in a joint venture with an affiliate, partially offset by $0.8 million from dispositions of real estate.

Net cash provided by financing activities totaled $572.2 million during the year ended December 31, 2010. Cash provided by financing activities in 2010 was used for property acquisitions. Cash provided by financing activities were mainly due to proceeds from the issuance of our common stock of $400.9 million, the net proceeds from mortgage notes payable of $217.8 million and contributions from non-controlling interest holders of $21.0 million, partially offset by the repayment of short-term bridge funds and notes payable of $15.9 million and $28.9 million, respectively, distributions to common stockholders of $11.6 million, payments of deferred financing costs of $6.8 million, payments for common stock redemptions of $3.0 million and distributions to non-controlling interest holders of $1.1 million.

Cash paid for interest during the year ended December 31, 2010 was $16.3 million.

Cash Flows for the Year Ended December 31, 2009

For the year ended December 31, 2009, net cash used in operating activities was $2.5 million. The level of cash flows used in or provided by operating activities is affected by both the timing of interest payments and amount of borrowings outstanding during the period. It is also affected by the receipt of scheduled rent payments and disbursement of deposits required in connection with property acquisitions. Net cash used in operating activities was mainly due to net losses adjusted for non-cash items of $3.8 million, offset by increases in prepaid expenses of $4.2 due to the advance payment of asset management fees to our affiliate and an increase in unbilled rent receivables recorded in accordance with straight-line basis accounting, as well as the repayment of due to affiliates of $2.2 million, and a decrease in accounts payable and accrued expenses of $0.2 million. These decreases in cash were partially offset by an increase in deferred rent and other liabilities of $0.4 million, primarily representing rent payments received in advance of the respective due date.

Net cash used in investing activities during the year December 31, 2009 totaled $173.8 million. Net cash used in investing activities related to investment properties acquired during the period.

Net cash provided by financing activities totaled $180.4 million during the year ended December 31, 2009. Cash provided by financing activities in 2009 was used for property acquisitions. Increases in 2009 were mainly due to proceeds from the issuance of our common stock of $112.1 million and net proceeds from debt financing arrangements of $67.9 million. These amounts were partially offset by distributions paid of $1.9 million and payments of deferred offering costs of $1.1 million.

Cash paid for interest during the year ended December 31, 2009 was $10.2 million.

Cash Flows for the Year Ended December 31, 2008

For the year ended December 31, 2008, net cash provided by operating activities was $4.1 million. The level of cash flows used in or provided by operating activities is affected by both the timing of interest payments and amount of borrowings outstanding during the period. It is also affected by the receipt of scheduled rent payments and disbursement of deposits required in connection with property acquisitions. Net cash provided by operating activities was mainly due to net losses adjusted for non-cash items of $9.1 million, increases in due to affiliates of $1.9 million, increases in accounts payable and accrued expenses of $1.1 million and increases in deferred rent of $0.8 million. These decreases in cash were partially offset by increases in prepaid expenses of $0.3 million.

Net cash used in investing activities during the year December 31, 2009 totaled $97.5 million. Net cash used in investing activities related to investment properties acquired during the period.

Net cash provided by financing activities totaled $94.3 million during the year ended December 31, 2008. Cash provided by financing activities in 2008 was used for property acquisitions. Increases in 2008 were mainly due to proceeds from the issuance of our common stock of $6.8 million and net proceeds from debt financing arrangements of $90.0 million. These amounts were partially offset by distributions paid of $0.3 million and payments of deferred offering costs of $2.1 million.

Liquidity and Capital Resources

Our principal demands for funds will continue to be for property acquisitions, either directly or through investment interests, for the payment of operating expenses, distributions to our investors, repurchases under our share repurchase plan (“SRP”), and for the payment of interest on our outstanding indebtedness. Generally, cash needs for property acquisitions will be met through proceeds from the sale of common stock through our public offering and mortgage financing. We may also from time to time enter into other agreements with third parties whereby third parties will make equity investments in specific properties or groups of properties that we acquire.

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

We expect to continue to raise capital through the sale of our common stock and to utilize the net proceeds from the sale of our common stock and proceeds from secured financings to complete future property acquisitions. As of December 31, 2010, we issued 61.8 million shares of common stock. Total gross proceeds from these issuances were $603.6 million. As of December 31, 2010, the aggregate value of all share issuances and subscriptions outstanding was $610.6 million based on a per share value of $10.00 (or $9.50 for shares issued under the distribution reinvestment plan, or DRIP). As of December 31, 2010 an additional 88.6 million shares were available for issuance under the current registration statement and an additional 1.1 million shares were available to be issued under the DRIP.

On August 5, 2010, we filed a registration statement on Form S-11 (File No. 333-168572) to register 32.5 million shares of common stock in connection with the follow-on offering to its initial public offering. The initial public offering was originally set to expire on January 25, 2011, three years after its effective date.

However, as permitted by Rule 415 of the Securities Act, we will now continue our initial public offering until the earlier of July 25, 2011 or the date that the SEC declares the registration statement for the follow-on offering effective. Total capital raised under the current registration and follow-on offering will not exceed $1.5 billion.

At December 31, 2010, we have available a $10.0 million revolving line of credit unsecured bridge facility with an affiliated entity. There were no amounts outstanding under this facility at December 31, 2010 or December 31, 2009. There are no unused borrowing fees associated with this facility.

In July 2010, we entered into a credit agreement with Capital One N.A. (“Capital One”) to obtain a secured revolving credit facility in an aggregate maximum principal amount of $30.0 million. The proceeds of loans made under the credit agreement will be used to finance the acquisition of net leased, investment or non-investment grade properties. The initial term of the credit agreement is 30 months, which may be extended by 12 months, subject to satisfaction of certain conditions, including payment of an extension fee.

Any loan made under the credit agreement shall bear floating interest at per annum rates equal to either one month LIBOR plus 3.25% or three month LIBOR plus 3.25%, at our sole option. In the event of a default, Capital One has the right to terminate its obligations under the credit agreement, including the funding of future loans, and to accelerate the payment on any unpaid principal amount of all outstanding loans. The line of credit requires a 0.25% non-usage fee on the unused balance. In October 2010, we received proceeds from an advance under this facility to finance a portion of the purchase price of a real estate acquisition in the same month. There were no amounts outstanding under this facility at December 31, 2010.

In August 2010, we entered into a credit agreement with U.S. Bank N.A. (“U.S. Bank”) to obtain a secured revolving credit facility in an aggregate maximum principal amount of $20.0 million, which shall be increased to $30.0 million six months after closing. The proceeds of loans made under the credit agreement will be used to finance the acquisition of net leased, investment or non-investment grade properties. The initial term of the credit agreement is 24 months, with a one-time extension option of 12 months, subject to satisfaction of certain conditions, including payment of an extension fee.

Any loan made under the credit agreement shall bear floating interest at a per annum rate equal to one month LIBOR plus 3.25%. In the event of a default, U.S. Bank has the right to suspend the funding of future loans and to accelerate the payment on any unpaid principal amount of the outstanding loans. We intend to collateralize the line of credit with certain properties which are currently owned or will be acquired. We have not yet drawn on the line of credit. The line of credit requires a 0.25% non-usage fee on the unused balance. There were no amounts outstanding under this facility at December 31, 2010.

We must collateralize the Capital One and U.S. Bank lines of credit with certain of our properties in addition to meeting certain minimum cash deposit requirements.

Acquisitions

Our Advisor evaluates potential acquisitions of real estate and real estate related assets and engages in negotiations with sellers and borrowers on our behalf. Investors should be aware that after a purchase contract is executed that contains specific terms the property will not be purchased until the successful completion of due diligence and negotiation of final binding agreements. During this period, we may decide to temporarily invest any unused proceeds from our on-going initial public offering in certain investments that could yield lower returns than the properties. These lower returns may affect our ability to make distributions.

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

The distribution is calculated based on stockholders of record each day during the applicable period at a rate that, if paid each day for a 365-day period, would equal a specified annualized rate based on a share price of $10.00. The initial rate was a 6.5% annualized rate based on the share price of $10.00. On November 5,

2008, the board of directors approved an increase in its annual cash distribution from $.65 to $.67 per share. Based on a $10.00 share price, this 20 basis point increase, effective January 2, 2009, resulted in an annualized distribution rate of 6.7%. On April 1, 2010, our daily distribution rate increased by another 30 basis points, resulting in an annualized distribution rate of 7.0%. During the years ended December 31, 2010 and 2009, distributions paid totaled $20.9 million and $3.2 million, respectively, inclusive of $9.3 million and $1.3 million, respectively, of common shares issued under the DRIP. Distribution payments are dependent on the availability of funds. Our board of directors may reduce the amount of distributions paid or suspend distribution payments at any time and therefore distribution payments are not assured.

We, our board of directors and Advisor share a similar philosophy with respect to paying our distribution. The distribution should principally be derived from cash flows generated from real estate operations. In order to improve our operating cash flows and our ability to pay distributions from operating cash flows, our related party Advisor agreed to waive certain fees including asset management and property management fees. Through December 31, 2010, the Company paid asset management fees to the Advisor of $1.5 million. The Advisor has elected to waive the remainder of its asset management fee through December 31, 2010, and will determine if a portion or all of such fees will be waived in subsequent periods on a quarter-to-quarter basis. Such fees waived during the years ended December 31, 2010 and 2009 were $4.0 million and $1.8 million, respectively. The fees that were waived relating to the activity during 2010 and 2009 are not deferrals and accordingly, will not be paid by the Company. Because the Advisor waived certain fees that we owed, cash flow from operations that would have been paid to the Advisor was available to pay distributions to our stockholders.

The following table details amounts paid and reimbursed to affiliates as well as amounts contractually due to the Advisor which were forgiven in connection with the operations related services described above (amounts in thousands):

	Year Ended December 31,
	2010		2009			2008
	Paid	Forgiven	Paid	Forgiven		Paid	Forgiven
One-time fees:
Acquisition fees and related cost reimbursements	$9,167	$—	$1,690	$		$1,507	$—
Financing coordination fees	2,679	—	880		—	1,131	—
Other expense reimbursements	374	—	—		—	—	—
Asset disposition fees	26	—	—		—	—	—
On-going fees:
Asset management fees	1,350	4,015	145		1,779	4	733
Property management and leasing fees	—	833	—		300	—	100
Total Operations Fees and reimbursements	$13,596	$4,848	$2,715		$2,079	$2,642	$833

Asset management fees are paid quarterly up to two quarters in advance. As of December 31, 2010 and 2009 prepaid asset management fees were $4.4 million and $1.6 million, respectively.

The amount of the asset management fee will be reduced to the extent that FFO as adjusted, during the six months ending on the last day of the calendar quarter immediately preceding the date such asset management fee is payable, is less than the distributions declared with respect to the six month period. For purposes of this determination, FFO, as adjusted, is FFO (as defined by NAREIT), adjusted to (i) include acquisition fees and related expenses which is deducted in computing FFO; (ii) include non-cash restricted stock grant amortization, if any, which is deducted in computing FFO; and (iii) include impairments of real estate related investments, if any (including properties, loans receivable and equity and debt investments) which is deducted in computing FFO. The Advisor will determine if such fees will be partially or fully waived in subsequent periods on a quarter-to-quarter basis. There can be no assurance that the Advisor will continue to waive asset management or property management fees beyond the agreed upon limits in the future.

As our real estate portfolio matures, we expect cash flows from operations to cover a more significant portion of our distributions and over time to cover all distributions. As the cash flows from operations become more significant our Advisor may discontinue its past practice of forgiving fees and may charge the entire fee in accordance with our agreements with the Advisor. There can be no assurance that the Advisor will continue to waive asset management or property management fees beyond the agreed upon limits in the future.

Loan Obligations

The payment terms of our loan obligations vary. In general, only interest amounts are payable monthly with all unpaid principal and interest due at maturity. Some of our loan agreements stipulate that we comply with specific reporting and financial covenants mainly related to debt coverage ratios and loan to value ratios. Each loan that has these requirements has specific ratio thresholds that must be met. As of December 31, 2010, we were in compliance with the debt covenants under our loan agreements.

Our Advisor may, with approval from our independent board of directors, seek to borrow short-term capital that, combined with secured mortgage financing, exceeds our targeted leverage ratio. Such short-term borrowings may be obtained from third-parties on a case-by-case basis as acquisition opportunities present themselves simultaneous with our capital raising efforts. We view the use of short-term borrowings as an efficient and accretive means of acquiring real estate in advance of raising equity capital. Accordingly, we can take advantage of buying opportunities as we expand our fund raising activities. As additional equity capital is obtained, these short-term borrowings will be repaid. Our leverage ratio approximated 42.7% (secured mortgage notes payable as a percentage of total real estate investments, at cost) as of December 31, 2010.

In addition as of December 31, 2010 we have an unused short-term equity line available to us from a related party entity that allows us to draw a maximum of $10.0 million, and two additional lines of credit that would allow us to draw an additional $50.0 million if certain requirements are met, net of an outstanding advance under one of these facilities subsequent to December 31, 2010.

Contractual Obligations

The following is a summary of our contractual obligations as of December 31, 2010 (in thousands):

		Years Ending December 31,
	Total	2011	2012 – 2013	2014 – 2015	Thereafter
Principal Payments Due:
Mortgage notes payable	$372,755	$3,039	$62,853	$144,398	$162,465
Other notes payable	12,790	12,790	—	—	—
	$385,545	$15,829	$62,853	$144,398	$162,465
Interest Payments Due:
Mortgage notes payable	$129,053	$21,279	$41,333	$30,526	$35,915
Other notes payable	1,167	1,167	—	—	—
	$130,222	$22,446	$41,333	$30,526	$35,915

(1)	From January 1, 2011 to March 25, 2011, we purchased properties for a total purchase price of approximately $305.2 million. The properties were acquired with a combination of cash and financing arrangements. A total of $121.4 million of mortgage financing was obtained from January 1, 2011 to March 25, 2011. See Note 16 — Subsequent events in the Consolidated Financial Statements for more information on this financing.

Election as a REIT

We elected to be taxed as a REIT under Sections 856 through 860 of the Code commencing with our taxable year ended December 31, 2008. If we continue to qualify for taxation as a REIT, we generally will not be subject to federal corporate income tax to the extent we distribute our REIT taxable income to our stockholders, and so long as we distribute at least 90% of our REIT taxable income. REITs are subject to a number of other organizational and operational requirements. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property, and federal income and excise taxes on our undistributed income. We believe we are organized and operating in such a manner as to qualify to be taxed as a REIT for the taxable year ended December 31, 2010.

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

Off-Balance Sheet Arrangements

In conjunction with entering into a joint venture agreement with an affiliated entity where we invested $12.0 million for a ownership percentage of five retail condominium units, we agreed to provide a guarantee on a $21.3 million mortgage note payable obtained from a third party in connection with the property acquisition. The guarantee will be in place until the affiliated entity achieves a net worth of $40.0 million. The net worth of the affiliated entity at December 31, 2010 was $24.1 million.

We have no other off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The market risk associated with financial instruments and derivative financial instruments is the risk of loss from adverse changes in market prices or interest rates. Our market risk arises primarily from interest rate risk relating to variable-rate borrowings the maturity of which is fixed with the use of hedge instruments. To meet our short and long-term liquidity requirements, we borrow funds at a combination of fixed and variable rates. Borrowings under our short-term bridge equity funds bear interest at fixed and variable rates. Our long-term debt, which consists of secured financings, typically bears interest at fixed rates. Our interest rate risk management objectives are to limit the impact of interest rate changes in earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, from time to time, we may enter into interest rate hedge contracts such as swaps, collars, and treasury lock agreements in order to mitigate our interest rate risk with respect to various debt instruments. We do not hold or issue these derivative contracts for trading or speculative purposes.

As of December 31, 2010, our debt included fixed-rate debt with a carrying value of $282.3 million and a fair value of $298.5 million. Changes in market interest rates on our fixed rate debt impact fair value of the debt, but it has no impact on interest incurred or cash flow. For instance, if interest rates rise 100 basis points and our fixed rate debt balance remains constant, we expect the fair value of our debt to decrease, the same way the price of a bond declines as interest rates rise. The sensitivity analysis related to our fixed-rate debt assumes an immediate 100 basis point move in interest rates from their December 31, 2010 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed rate debt by approximately $18.9 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed-rate debt by $20.8 million.

As of December 31, 2010, our debt included variable-rate mortgage notes payable with a carrying value of $90.4 million. Interest rate volatility associated with this variable-rate mortgage debt has been mitigated by the use of hedge instruments entered into simultaneously when the corresponding mortgage note was executed. The sensitivity analysis related to our variable-rate debt assumes an immediate 100 basis point move in interest rates from their December 31, 2010 levels, with all other variables held constant. A 100 basis point increase or decrease in variable interest rates on our variable-rate notes payable would increase or decrease our interest expense by $0.9 million annually.

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

Item 9A. Controls and Procedures

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

In connection with the preparation of our Form 10-K, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making that assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.

Based on its assessment, our management concluded that, as of December 31, 2010, our internal control over financial reporting was effective.

The rules of the SEC do not require, and this annual report does not include, an attestation report of our registered public accounting firm regarding internal control over financial reporting.

Changes in Internal Control Over Financial Reporting.

During the fourth quarter of fiscal year ended December 31, 2010, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

We have adopted a Code of Ethics that applies to all of our executive officers and directors, including but not limited to, our principal executive officer and principal financial officer. A copy of our code of ethics may be obtained, free of charge, by sending a written request to our executive office — 405 Park Avenue — 15th Floor, New York, NY 10022, attention Chief Financial Officer.

The other information required by this Item is incorporated by reference to our annual proxy statement for the fiscal year ended December 31, 2010 (the “Proxy Statement”).

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

Item 14. Principal Accounting Fees and Services.

The information required by this Item is incorporated by reference to our Proxy Statement

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) Financial Statement Schedules

See the Index to Consolidated Financial Statements at page F-1 of this report.

The following financial statement schedule is included herein at page F-38 of this report:

Schedule III — Real Estate and Accumulated Depreciation

(b) Exhibits

EXHIBIT INDEX

The following documents are filed as part of this annual report:

Exhibit No.	Description
1.1	Form of Dealer Manager Agreement by and between American Realty Capital Trust, Inc. and Realty Capital Securities, LLC(2)
1.2	Form of Soliciting Dealers Agreement by and between Realty Capital Securities, LLC and the Soliciting Dealers(2)
3.1	Amended and Restated Charter of American Realty Capital Trust, Inc.(3)
3.2	Articles of Amendment of American Realty Capital Trust, Inc.(5)
3.3	Bylaws of American Realty Capital Trust, Inc.(1)
4.1	Agreement of Limited Partnership of American Realty Capital Operating Partnership, L.P.(3)
4.2	First Amendment to Agreement of Limited Partnership of American Realty Capital Operating Partnership, L.P.(7)
4.3	Specimen Certificate for the Shares is not applicable because the Registrant’s Board of Directors has authorized the issuance of Shares without stock certificates.
5.1	Opinion of Proskauer Rose LLP(4)
5.2	Opinion of Venable LLP(4)
8.1	Opinion of Proskauer Rose LLP (Tax Matters)(4)
10.1	Amended and Restated Escrow Agreement by and among American Realty Capital Trust, Inc., Boston Private Bank & Trust Company and Realty Capital Securities, LLC(8)
10.2	Form of Advisory Agreement by and among American Realty Capital Trust, Inc., American Realty Capital Operating Partnership, L.P. and American Realty Capital Advisers, LLC(2)
10.3	Form of Management Agreement, by and among American Realty Capital Trust, Inc., American Realty Capital Operating Partnership, L.P. and American Realty Capital Properties, LLC(1)
10.4	First Amendment to Management Agreement(7)
10.5	Second Amendment to Management Agreement(7)
10.6	Third Amendment to Management Agreement(10)
10.7	Fourth Amendment to Management Agreement(10)
10.8	Fifth Amendment to Management Agreement(10)
10.9	Sixth Amendment to Management Agreement(11)
10.10	Seventh Amendment to Management Agreement(11)
10.11	Eighth Amendment to Management Agreement(11)
10.12	Ninth Amendment to Management Agreement(11)
10.13	Tenth Amendment to Management Agreement(11)
10.14	Eleventh Amendment to Management Agreement*
10.15	Twelfth Amendment to Management Agreement*
10.16	Company’s Stock Option Plan(7)

Exhibit No.	Description
10.17	Company’s Restricted Share Plan(12)
10.18	Agreement of Assignment of Partnership Interests between American Realty Capital Operating Partnership, L.P. and American Realty Capital LLC, William M. Kahane, Nicholas S. Schorsch, Lou Davis and Peter and Maria Wirth dated March 5, 2008(6)
10.19	Agreement of Assignment of Partnership Interests between American Realty Capital Operating Partnership, L.P. and Nicholas S. Schorsch dated March 12, 2008(6)
10.20	Limited Liability Company Agreement of American Realty Capital Equity Bridge, LLC dated August 20, 2008(8)
10.21	Agreement for Transfer of Membership Interest between ARC Growth Fund I, LLC, and American Realty Capital Operating Partnership, L.P., dated September 16, 2008. (Transfer to the Operating Partnership of an indirect interest in National City portfolio. Amends exhibit previously filed as exhibit 10.8 to the Post-Effective Amendment No. 2 to Form S-11, dated September 3, 2008.)(10)
10.22	Agreement for Transfer of Membership Interests between ARC Growth Fund I, LLC, and American Realty Capital Operating Partnership, L.P., dated September 16, 2008. (Transfer to the Operating Partnership of an indirect interest in National City portfolio. Amends exhibit previously filed as exhibit 10.8 to the Post-Effective Amendment No. 2 to Form S-11, dated September 3, 2008.)(10)
10.23	Agreement of Assignment of Membership Interests by and among Milestone Partners Limited, and American Realty Capital Holdings, LLC, and American Realty Capital Operating Partnership, L.P., dated September 29, 2008(10)
10.24	Consent to Transfer Agreement among ARC RACADOH001, LLC, ARC RACAROH001, LLC, ARC RAELPOH001, LLC, ARC RALISOH001, LLC, ARC RACARPA001, LP, ARC RAPITPA001, LP, American Realty Capital Holdings, LLC, Milestone Partners Limited, American Realty Capital Operating Partnership, L.P., and Wells Fargo Bank, N.A., dates September 29, 2008.(10)
10.25	Amended and Restated Advisory Agreement Among American Realty Capital Trust, Inc., American Realty Capital Operating Partnership, L.P. and American Realty Capital Advisors, LLC dated as of June 2, 2010.(13)
10.26	Promissory Note dated as of July 27, 2010 between American Realty Capital Operating Partnership, L.P. and Capital One, N.A.(14)
10.27	Credit Agreement dated as of July 27, 2010 between American Realty Capital Operating Partnership, L.P. and Capital One, N.A.(14)
10.28	Form of Lease Agreement with FedEx and Assignment*
10.29	Form of Lease Agreement with CVS*
10.30	Form of Lease Agreement with Walgreens Co.*
10.31	Form of Lease Agreement with PNC Bank, National Association*
10.32	Form of Lease Agreement with First Niagra*
10.33	Form of Lease Agreement with Rockland Trust and Assignment*
10.34	Form of Lease Agreement with Rite Aid and Assignment*
23.1	Consent of Grant Thornton LLP*
31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a)*
31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a)*
32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and section 1350 of Chapter 63 of Title 18 of the U.S. Code (18 U.S.C. 1350)*

*	Filed herewith.
(1)	Incorporated by reference to an exhibit to Amendment No. 1 to Registrant’s Registration Statement on Form S-11 (File No. 333-145949) filed on November 20, 2007.

(2)	Incorporated by reference to an exhibit to Amendment No. 3 to Registrant’s Registration Statement on Form S-11 (File No. 333-145949) filed on January 16, 2008.
(3)	Incorporated by reference to an exhibit to Amendment No. 4 to Registrant’s Registration Statement on Form S-11 (File No. 333-145949) filed on January 22, 2008.
(4)	Incorporated by reference to an exhibit to Amendment No. 5 to Registrant’s Registration Statement on Form S-11 (File No. 333-145949) filed on January 24, 2008.
(5)	Incorporated by reference to an exhibit to Registrant’s Current Report on Form 8-K filed on March 4, 2008.
(6)	Incorporated by reference to an exhibit to Registrant’s Quarterly Report on Form 10-Q filed on May 14, 2008.
(7)	Incorporated by reference to an exhibit to Registrant’s Pre-Effective Amendment No. 1 to Post Effective Amendment No. 1 to Form S-11 (File No. 333-145949) filed on June 3, 2008.
(8)	Incorporated by reference to an exhibit to Registrant’s Pre-Effective Amendment No. 1 to Post Effective Amendment No. 2 to Form S-11 (File No. 333-145949) filed on September 3, 2008.
(9)	Incorporated by reference to an exhibit to Registrant’s Quarterly Report on Form 10-Q filed on November 13, 2008.
(10)	Incorporated by reference to an exhibit to Registrant’s Pre-Effective Amendment No. 2 to Post Effective Amendment No. 3 to Form S-11 (File No. 333-145949) filed on February 18, 2009.
(11)	Incorporated by reference to an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed on March 18, 2010.
(12)	Incorporated by reference to an exhibit to Registrant’s Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 8 to Form S-11 (File No. 333-145949) filed on April 22, 2010
(13)	Incorporated by reference to an exhibit to Registrant’s Current Report on Form 8-K filed on June 3, 2010.
(14)	Incorporated by reference to an exhibit to Registrant’s Current Report on Form 8-K filed on August 2, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 30th day of March, 2011.

AMERICAN REALTY CAPITAL TRUST, INC.
By: /s/ NICHOLAS S. SCHORSCH NICHOLAS S. SCHORSCH CHIEF EXECUTIVE OFFICER AND CHAIRMAN OF THE BOARD OF DIRECTORS

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this annual report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date
/s/ Nicholas S. Schorsch Nicholas S. Schorsch	Chief Executive Officer and Chairman of the Board of Directors (and Principal Executive Officer)	March 30, 2011
/s/ William M. Kahane William M. Kahane	Chief Operating Officer and President	March 30, 2011
/s/ Brian S. Block Brian S. Block	Chief Financial Officer and Executive Vice President (and Principal Financial Officer and Principal Accounting Officer)	March 30, 2011
/s/ Leslie D. Michelson Leslie D. Michelson	Independent Director	March 30, 2011
William G. Stanley	Independent Director	March __, 2011
/s/ Robert H. Burns Robert H. Burns	Independent Director	March 30, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors
American Realty Capital Trust, Inc.

We have audited the accompanying consolidated balance sheets of American Realty Capital Trust, Inc. (a Maryland Corporation) and subsidiary (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in equity and cash flows for the years ended December 31, 2010, 2009 and 2008. Our audits of the basic financial statements included the financial statement schedule listed in the index appearing under Item 15(a). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Realty Capital Trust, Inc. and subsidiary as of December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for the years ended December 31, 2010, 2009 and 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ GRANT THORNTON LLP

Philadelphia, Pennsylvania

March 31, 2011

AMERICAN REALTY CAPITAL TRUST, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,
	2010	2009
ASSETS
Real estate investments, at cost:
Land	$142,401	$37,779
Buildings, fixtures and improvements	631,999	261,939
Acquired intangible lease assets	108,193	38,838
Total real estate investments, at cost	882,593	338,556
Less accumulated depreciation and amortization	(32,777)	(11,292)
Total real estate investments, net	849,816	327,264
Cash and cash equivalents	31,985	5,010
Restricted cash	90	43
Prepaid expenses and other assets	12,049	4,458
Investment in joint venture with affiliate	11,945	—
Deferred financing costs, net	8,169	2,502
Total assets	$914,054	$339,277
LIABILITIES AND EQUITY
Short-term bridge funds	$—	$15,878
Mortgage notes payable	372,755	183,811
Mortgage premium, net	1,163	—
Long-term notes payable	12,790	13,000
Below-market lease liabilities, net	8,454	9,085
Derivatives, at fair value	5,214	2,768
Accounts payable and accrued expenses	3,638	1,536
Deferred rent and other liabilities	3,858	1,144
Distributions payable	3,518	1,499
Total liabilities	411,390	228,721
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value; 240,000,000 shares authorized, 61,824,238 and 14,672,237 shares issued and outstanding at December 31, 2010 and 2009, respectively	618	147
Additional paid-in capital	529,740	122,506
Accumulated other comprehensive loss	(3,878)	(1,737)
Accumulated deficit	(46,464)	(13,669)
Total American Realty Capital Trust, Inc. equity	480,016	107,247
Non-controlling interests	22,648	3,309
Total equity	502,664	110,556
Total liabilities and equity	$914,054	$339,277

The accompanying notes are an integral part of these financial statements

AMERICAN REALTY CAPITAL TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

	Year Ended December 31,
	2010	2009	2008
Rental income	$44,773	$14,964	$5,546
Expenses:
Fees to affiliate	1,350	145	4
Acquisition and transaction related	12,471	506	—
General and administrative	1,444	507	380
Depreciation and amortization	21,654	8,315	3,056
Total operating expenses	36,919	9,473	3,440
Operating income	7,854	5,491	2,106
Other income (expenses):
Interest expense	(18,109)	(10,352)	(4,774)
Other income	220	51	3
Gains (losses) on derivative instruments	(305)	495	(1,618)
Gains on disposition of property	143	—	—
Gains on sale to non-controlling interest holders, net of taxes	545	—	—
Total other income (expenses)	(17,506)	(9,806)	(6,389)
Net loss	(9,652)	(4,315)	(4,283)
Net income (loss) attributable to non-controlling interests	(181)	49	—
Net loss attributable to American Realty Capital Trust, Inc.	$(9,833)	$(4,266)	$(4,283)
Basic and diluted weighted average common shares outstanding	32,539,393	5,768,761	711,524
Basic and diluted loss per share	$(0.31)	$(0.74)	$(6.02)

The accompanying notes are an integral part of these financial statements

AMERICAN REALTY CAPITAL TRUST, INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
For the Years Ended December 31, 2010, 2009 and 2008
(Dollar amounts in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total American Realty Capital Trust Equity	Non-controlling Interests	Total Equity
	Number of Shares	Par Value
Balance, January 1, 2008	20,000	$—	$200	$—	$(1)	$199	$—	$199
Issuance of common stock	1,241,053	13	11,357	—	—	11,370	—	11,370
Offering costs, commissions and dealer manager fees	—	—	(2,487)	—	—	(2,487)	—	(2,487)
Common stock issued through distribution reinvestment plan	15,761	—	150	—	—	150	—	150
Distributions declared	—	—	—	—	(514)	(514)	—	(514)
Designated derivatives, fair value adjustment	—	—	—	(2,676)	—	(2,676)	—	(2,676)
Net loss	—	—	—	—	(4,283)	(4,283)	—	(4,283)
Total comprehensive loss	—	—	—	—	—	(6,959)	—	(6,959)
Balance, December 31, 2008	1,276,814	13	9,220	(2,676)	(4,798)	1,759	—	1,759
Issuance of common stock, net	13,259,941	133	131,478	—	—	131,611	—	131,611
Offering costs, commissions and dealer manager fees	—	—	(19,478)	—	—	(19,478)	—	(19,478)
Common stock issued through distribution reinvestment plan	135,482	1	1,286	—	—	1,287	—	1,287
Distributions declared	—	—	—	—	(4,605)	(4,605)	—	(4,605)
Contributions from non-controlling interests	—	—	—	—	—	—	3,458	3,458
Distributions to non-controlling interest holders	—	—	—	—	—	—	(100)	(100)
Designated derivatives fair value adjustment	—	—	—	939	—	939	—	939
Net loss	—	—	—	—	(4,266)	(4,266)	(49)	(4,315)
Total comprehensive loss	—	—	—	—	—	(3,327)	(49)	(3,376)
Balance, December 31, 2009	14,672,237	147	122,506	(1,737)	(13,669)	107,247	3,309	110,556
Issuance of common stock, net	45,724,124	457	452,158	—	—	452,615	—	452,615
Offering costs, commissions and dealer manager fees	—	—	(51,699)	—	—	(51,699)	—	(51,699)
Common stock issued through distribution reinvestment plan	980,906	10	9,309	—	—	9,319	—	9,319
Distributions declared	—	—	—	—	(22,962)	(22,962)	—	(22,962)
Common stock redemptions	(262,029)	(3)	(2,958)	—	—	(2,961)	—	(2,961)
Issuance of restricted shares	709,000	7	(7)	—	—	—	—	—
Amortization of restricted shares	—	—	431	—	—	431	—	431
Contributions from non-controlling interests	—	—	—	—	—	—	21,003	21,003
Gain on sale of assets to non-controlling interest holders	—	—	—	—	—	—	(778)	(778)
Distributions to non-controlling interest holders	—	—	—	—	—	—	(1,067)	(1,067)
Designated derivatives fair value adjustment	—	—	—	(2,141)	—	(2,141)	—	(2,141)
Net loss	—	—	—	—	(9,833)	(9,833)	181	(9,652)
Total comprehensive loss	—	—	—	—	—	(11,974)	181	(11,793)
Balance, December 31, 2010	61,824,238	$618	$529,740	$(3,878)	$(46,464)	$480,016	$22,648	$502,664

The accompanying notes are an integral part of these financial statements

AMERICAN REALTY CAPITAL TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Net loss	$(9,652)	$(4,315)	$(4,283)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	17,280	6,661	2,534
Amortization of intangibles	4,374	1,654	522
Amortization of deferred finance costs	1,158	562	135
Amortization of restricted stock grants	431	—	—
Accretion of below-market lease liability	(311)	(315)	(26)
Gain on disposition of property	(143)	—	—
Loss (gain) on derivative instruments	305	(495)	1,618
Gain on sale to non-controlling interest holders	(778)	—	—
Changes in assets and liabilities:
Prepaid expenses and other assets	(7,616)	(4,236)	(302)
Accounts payable and accrued expenses	2,102	(181)	1,095
Due to affiliated entity	—	(2,223)	1,938
Deferred rent and other liabilities	2,714	362	782
Net cash provided by (used in) operating activities	9,864	(2,526)	4,013
Cash flows from investing activities:
Investment in real estate and other assets	(543,893)	(173,786)	(97,456)
Investment in joint venture with affiliate	(12,000)	—	—
Proceeds from disposition of real estate and other assets	757	—	—
Net cash used in investing activities	(555,136)	(173,786)	(97,456)
Cash flows from financing activities:
Proceeds from mortgage notes payable	217,827	72,084	62,311
Payments on mortgage notes payable	(28,883)	(1,016)	(343)
Proceeds from line of credit	13,448	—	—
Payments on line of credit	(13,448)	—	—
Proceeds from related party facility bridge and revolver	—	12,268	14,977
Payments on related party facility bridge and revolver	—	(27,245)	—
Proceeds from short-term bridge funds	—	15,878	8,000
Payments on short-term bridge funds	(15,878)	(11,954)	—
Proceeds from issuance of convertible redeemable preferred	—	—	3,995
Payments on convertible redeemable preferred	—	(3,995)	—
Proceeds from long-term notes payable	—	11,911	1,090
Payment on long-term notes payable	(210)	—	—
Contributions from non-controlling interest holders	21,003	3,458	—
Distributions to non-controlling interest holders	(1,067)	(100)	—
Proceeds from issuance of common stock, net	400,916	112,102	6,769
Payments of deferred financing costs	(6,827)	(1,073)	(2,125)
Distributions paid	(11,626)	(1,888)	(296)
Redemptions paid	(2,961)	—	—
Restricted cash	(47)	5	(48)
Net cash provided by financing activities	572,247	180,435	94,330
Net increase in cash and cash equivalents	26,975	4,123	887
Cash and cash equivalents, beginning of period	5,010	887	—
Cash and cash equivalents, end of period	$31,985	$5,010	$887

The accompanying notes are an integral part of these financial statements

AMERICAN REALTY CAPITAL TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS – (continued)
(In thousands)

	Year Ended December 31,
	2010	2009	2008
Supplemental Disclosures
Cash paid for interest	$16,285	$10,153	$4,218
Non-Cash Investing and Financing Activities:
Common stock issued through distribution reinvestment plan	9,319	1,287	150
Debt assumed in real estate acquisitions	—	—	50,773
Short-term bridge funds assumed	—	—	3,954
Common share issuance in real estate acquisition	—	—	3,052
Investor contributions held in escrow	—	—	31
Non-cash acquisition costs	—	—	78
Reclassification of deferred offering costs	—	—	938

The accompanying notes are an integral part of these financial statements

AMERICAN REALTY CAPITAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

Note 1 — Organization

American Realty Capital Trust, Inc. (the “Company”), incorporated on August 17, 2007, is a Maryland corporation that qualifies as a real estate investment trust (“REIT”) for federal income tax purposes. On January 25, 2008, the Company commenced an initial public offering on a “best efforts” basis of up to 150.0 million shares of common stock offered at a price of $10.00 per share, subject to certain volume and other discounts, pursuant to a registration statement on Form S-11 (the “Registration Statement”) filed with the Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, as amended (the “Offering”). The Registration Statement also covers up to 25.0 million shares available pursuant to a distribution reinvestment plan (the “DRIP”) under which the Company’s stockholders may elect to have their distributions reinvested in additional shares of the Company’s common stock at the greater of $9.50 per share or 95% of the estimated value of a share of common stock.

On August 5, 2010, the Company filed a registration statement on Form S-11 to register 32.5 million shares of common stock in connection with a follow-on offering. The initial public offering was originally set to expire on January 25, 2011, three years after its effective date. However, as permitted by Rule 415 of the Securities Act, the Company will now continue its initial public offering until the earlier of July 25, 2011 or the date that the SEC declares the registration statement for the follow-on offering effective. Total capital to be raised under the current registration and follow-on offering will not exceed $1.5 billion.

As of December 31, 2010, the Company issued approximately 61.8 million shares of common stock. Total gross proceeds from these issuances were $603.6 million. As of December 31, 2010, the aggregate value of all share issuances and subscriptions outstanding was $610.6 million based on a per share value of $10.00 (or $9.50 for shares issued under the distribution reinvestment plan, or DRIP). As of December 31, 2010, approximately 0.3 million shares of common stock had been redeemed under the stock repurchase program at a value of $2.6 million and an additional 40,000 shares with a redemption value of $0.4 million were accrued for redemption subsequent to December 31, 2010. The Company is dependent upon the net proceeds from the offering to conduct its proposed operations.

The Company intends to use the proceeds of the on-going initial public offering to acquire and manage a diverse portfolio of real estate properties consisting primarily of freestanding, single-tenant properties net leased to investment grade and other creditworthy tenants throughout the United States and Puerto Rico. The Company typically funds acquisitions with a combination of equity and debt and in certain cases may use only equity capital or fund a portion of the purchase price through investments from unaffiliated third parties. The Company expects to arrange long-term financing on both a secured and unsecured fixed rate basis. The Company intends to continue to grow existing relationships and develop new relationships throughout various markets the Company serves, which is expected to lead to further acquisition opportunities. The Company intends to have an overall leverage ratio as it relates to long-term secured mortgage financings as a percentage of total real estate investments including joint ventures, at cost of approximately 45%. As of December 31, 2010, the leverage ratio was 42.7%.

As of December 31, 2010, the Company owned 259 properties with approximately 5.3 million square feet, 100% leased with a weighted average remaining lease term of 15.5 years. In constructing the portfolio, the Company is committed to diversification (industry, tenant and geography). As of December 31, 2010, rental revenues derived from investment grade tenants (rated BBB- or better by Standards & Poor) approximated 73.0%. The strategy encompasses receiving the majority of revenue from investment grade tenants as the Company further acquires properties and enters into (or assumes) long-term lease arrangements.

Substantially all of the Company’s business is conducted through American Realty Capital Operating Partnership, L.P. (the “OP”), a Delaware limited partnership. The Company is the sole general partner of and owns a 99.01% partnership interest in the OP. American Realty Capital Advisors, LLC, (the “Advisor”) is the sole limited partner and owner of 0.99% (minority interest) of the partnership interests of the OP. The limited

AMERICAN REALTY CAPITAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

Note 1 — Organization  – (continued)

partner interests have the right to convert OP units into cash or, at the option of the Company, an equal number of common shares of the Company, as allowed by the limited partnership agreement.

The Company has no paid employees. The Company is managed by the Advisor and American Realty Capital Properties, LLC, which serves as its property manager (the “Property Manager”). The Advisor and the Property Manager are affiliated entities that receive compensation and fees for services related to the on-going initial public offering and for the investment and management of the Company’s assets. These entities receive fees during the Company’s offering, acquisition, operational and liquidation stages. The compensation levels during the offering, acquisition and operational stages are discussed in Note 10 — Related Party Transactions and Arrangements.

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

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. In determining whether the Company has a controlling financial interest in a joint venture and the requirement to consolidate the accounts of that entity, management considers factors such as ownership interest, authority to make decisions and contractual and substantive participating rights of the other partners or members as well as whether the entity is a variable interest entity for which the Company is the primary beneficiary.

Investment in Joint Venture with Affiliate

The Company is a non-controlling member of a limited liability Company that owns Bleecker Street Condominium Properties, a portfolio of five condominium units, 100% leased and located in New York City. American Realty Capital New York Recovery REIT, Inc., an affiliate, is the controlling member. This investment is reflected as investment in joint venture with affiliate in the accompanying consolidated financial statements.

The Company’s investment in this joint venture was $12.0 million, paid in December 2010. The cost basis of this investment will be reduced by monthly distributions. No distributions were paid during the year ended December 31, 2010. The Company’s 7.0% share of income and losses from the condominium units, excluding depreciation and amortization pursuant to the limited liability company agreement, is recorded to investment in joint venture with affiliate on the accompanying consolidated balance sheets and joint venture revenue in the consolidated statement of operations. The Company was paid a 1% fee in connection with its investment and earns a preferred 7.0% return on its outstanding investment balance.

AMERICAN REALTY CAPITAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

Note 2 — Summary of Significant Accounting Policies  – (continued)

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management makes significant estimates regarding revenue recognition, to record investments in real estate, and derivative financial instruments and hedging activities, as applicable.

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

Allocation of Purchase Price of Acquired Assets

The Company allocates the purchase price of acquired properties to tangible and identifiable intangible assets acquired based on their respective fair values. Tangible assets include land, buildings, equipment and tenant improvements on an as-if vacant basis. The Company utilizes various estimates, processes and information to determine the as-if vacant property value. Estimates of value are made using customary methods, including data from appraisals, comparable sales, discounted cash flow analysis and other methods. Identifiable intangible assets include amounts allocated to acquire leases for above- and below-market lease rates, the value of in-place leases, and the value of customer relationships.

Amounts allocated to land, buildings, equipment and fixtures are based on cost segregation studies performed by independent third-parties or on the Company’s analysis of comparable properties in its portfolio. Depreciation is computed using the straight-line method over the estimated lives of forty years for buildings, five to ten years for building equipment and fixtures, and the shorter of the useful life or the remaining lease term for tenant improvements.

The aggregate value of intangible assets related to in-place leases is primarily the difference between the property valued with existing in-place leases adjusted to market rental rates and the property valued as if vacant. Factors considered by the Company in its analysis of the in-place lease intangibles include an estimate

AMERICAN REALTY CAPITAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

Note 2 — Summary of Significant Accounting Policies  – (continued)

of carrying costs during the expected lease-up period for each property, taking into account current market conditions and costs to execute similar leases. In estimating carrying costs, the Company includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up period, which typically ranges from six to 18 months. The Company also estimates costs to execute similar leases including leasing commissions, legal and other related expenses.

Above-market and below-market in-place lease values for owned properties are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between the contractual amounts to be paid pursuant to the in-place leases and management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. The capitalized above-market lease intangibles are amortized as a decrease to rental income over the remaining term of the lease. The capitalized below-market lease values will be amortized as an increase to rental income over the remaining term and any fixed rate renewal periods provided within the respective leases. In determining the amortization period for below-market lease intangibles, the Company initially will consider, and periodically evaluate on a quarterly basis, the likelihood that a lessee will execute the renewal option. The likelihood that a lessee will execute the renewal option is determined by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located.

The aggregate value of intangibles assets related to customer relationship is measured based on the Company’s evaluation of the specific characteristics of each tenant’s lease and the Company’s overall relationship with the tenant. Characteristics considered by the company in determining these values include the nature and extent of the Company’s existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals, among other factors.

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

In making estimates of fair values for purposes of allocating purchase price, The Company utilizes a number of sources, including independent appraisals that may be obtained in connection with the acquisition or financing of the respective property and other market data. The Company also considers information obtained about each property as a result of its pre-acquisition due diligence, as well as subsequent marketing and leasing activities, in estimating the fair value of the tangible and intangible assets acquired and intangible liabilities assumed. The allocations presented in the accompanying consolidated balance sheets are substantially complete; however, there are certain items that the Company will finalize once the Company receives additional information. Accordingly, these allocations are subject to revision when final information is available, although the Company does not expect future revisions to have a significant impact on the Company’s financial position or results of operations.

AMERICAN REALTY CAPITAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

Note 2 — Summary of Significant Accounting Policies  – (continued)

Intangible assets and acquired lease obligations consist of the following (amounts in thousands):

	December 31,
	2010	2009
Intangible assets:
In-place leases, net of accumulated amortization of $6,513 and $2,177 at December 31, 2010 and 2009, respectively	$101,680	$36,661
Intangible liabilities:
Below-market leases, net of accumulated amortization of $633 and $341 at December 31, 2010 and 2009, respectively	$8,454	$9,085

The following table provides the weighted-average amortization and accretion periods as of December 31, 2010 for intangible assets and liabilities and the projected amortization expense for the next five years (amounts in thousands):

	Weighted- Average Amortization Period (in years)	2011	2012	2013	2014	2015
In-place leases:
Total to be included in depreciation and amortization expense	15.9	$7,491	$7,491	$7,491	$7,436	$7,418
Below-market lease liabilities:
Total to be included in rental revenue	7.9	$304	$304	$304	$304	$304

Cash and cash equivalents

Cash and cash equivalents include cash in bank accounts as well as investments in highly-liquid money market funds with original maturities of three months or less.

The Company deposits cash with high quality financial institutions. These deposits are guaranteed by the Federal Deposit Insurance Company (“FDIC”) up to an insurance limit. At December 31, 2010 and 2009 the company had deposits of $32.0 and $5.0 million, respectively of which $31.0 and $4.0 million, respectively were in excess of the amount insured by the FDIC. Although the Company bears risk to amounts in excess of those insured by the FDIC, it does not anticipate any losses as a result.

Restricted Cash

Restricted cash consists of maintenance, structural, and debt service reserves as of December 31, 2010 and 2009.

Deferred Financing Costs

Deferred financing costs represent commitment fees, legal fees, and other costs associated with obtaining commitments for financing, which result in such financing. These costs are amortized over the terms of the respective financing agreements using the effective interest method. Unamortized deferred financing costs are expensed when the associated debt is refinanced or repaid before maturity. Costs incurred in seeking financial transactions that do not close are expensed in the period in which it is determined that the financing will not close.

AMERICAN REALTY CAPITAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

Note 2 — Summary of Significant Accounting Policies  – (continued)

Distribution Reinvestment Plan

The Company has adopted a distribution reinvestment plan (the “DRIP”), in which eligible stockholders may elect to reinvest distributions by purchasing shares of common stock in lieu of receiving cash. No dealer manager fees or selling commissions are paid with respect to shares purchased pursuant to the DRIP. Participants purchasing shares pursuant to the DRIP have the same rights and are treated in the same manner as if such shares were issued pursuant to the IPO. The board of directors may designate that certain cash or other distributions be excluded from the DRIP. The Company has the right to amend any aspect of the DRIP or terminate the DRIP with ten days’ notice to participants. Shares issued under the DRIP are recorded to equity in the accompanying consolidated balance sheet in the period the distribution is declared. As of December 31, 2010, 1.1 million shares with a value of $10.8 million have been issued through the DRIP.

Share Repurchase Program

The Company’s board of directors has adopted a Share Repurchase Program (“SRP”) that enables its stockholders to sell their shares to the Company in limited circumstances. The SRP permits investors to sell their shares back to the Company after they have held them for at least one year, subject to the significant conditions and limitations described below.

During the term of this offering and any subsequent public offering of the Company’s shares, the purchase price per share will depend on the length of time the investor has held such shares as follows: after one year from the purchase date — 96.25% of the amount the investor actually paid for each share; and after two years from the purchase date — 97.75% of the amount the investor actually paid for each share; and after three years from the purchase date — 100% of the amount the investor actually paid for each share; (in each case, as adjusted for any stock distributions, combinations, splits, recapitalizations and the like with respect to the Company’s common stock). At any time the Company is engaged in an offering of shares, the per share price for shares purchased under the repurchase plan will always be equal to or lower than the applicable per share offering price. Thereafter, the per share purchase price will be based on the greater of $10.00 or the then-current net asset value of the shares as determined by the Company’s board of directors (as adjusted for any stock distributions, combinations, splits, recapitalizations and the like with respect to the Company’s common stock). The Company’s board of directors will announce any purchase price adjustment and the time period of its effectiveness as a part of its regular communications with stockholders. The Company’s board of directors shall use the following criteria for determining the net asset value of the shares: value of its assets (estimated market value) less the estimated market value of the Company’s liabilities, divided by the number of shares. The Board, with advice from the Advisor, (i) will make internal valuations of the market value of the Company’s assets based upon the current capitalization rates of similar properties in the market, recent transactions for similar properties acquired by the Company and any extensions, cancellations, modifications or other material events affecting the leases, changes in rents or other circumstances related to such properties, (ii) review internal appraisals prepared by the Advisor following standard commercial real estate appraisal practice and (iii) every three years or earlier, in rotation will have all of the properties appraised by an external appraiser. Upon the death or disability of a stockholder, and upon request, the Company will waive the one-year holding requirement. Shares repurchased in connection with the death or disability of a stockholder will be repurchased at a purchase price equal to the price actually paid for the shares during the offering, or if not engaged in the offering, the per share purchase price will be based on the greater of $10.00 or the then-current net asset value of the shares as determined by the Company’s board of directors (as adjusted for any stock distributions, combinations, splits, recapitalizations and the like with respect to its common stock). In addition, the Company may waive the holding period in the event of a stockholder’s bankruptcy or other exigent circumstances.

AMERICAN REALTY CAPITAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

Note 2 — Summary of Significant Accounting Policies  – (continued)

Purchases under the SRP, subject to the terms of the SRP, may be funded from the proceeds from the sale of shares under the DRIP, from proceeds of the sale of shares in a public offering, and with other available allocated operating funds. However, purchases under the SRP by the Company will be limited in any calendar year to 5% of the weighted average number of shares outstanding during the prior year. In addition the redemption of shares is limited by cash available among other factors. The board of directors may reject a request for redemption at any time.

When a stockholder requests redemption and the redemption is approved by the Company, it will reclassify such obligation from equity to a liability based on the settlement value of the obligation As of December 31, 2010, approximately 0.3 million shares of common stock had been redeemed under the stock repurchase program at a value of $2.6 million and an additional 40,000 shares with a redemption value of $0.4 million were accrued for redemption at December 31, 2010.

The following table summarizes the SRP activity as of December 31, 2010 (dollars in thousands except for cost per share):

	Redemption Requests			Shares Redeemed
	Shares	Value	Average cost per share	Shares	Value	Average cost per share
Year ended December 31, 2009	3,000	$29	$9.65	3,000	$29	$9.65
Quarter ended March 31, 2010	54,697	547	10.00	54,697	547	10.00
Quarter ended June 30, 2010	106,284	1,028	9.67	106,284	1,028	9.67
Quarter ended September 30, 2010	89,001	869	9.76	89,001	869	9.76
Quarter ended December 31, 2010(1)	49,546	489	9.86	49,546	489	9.86
Year ended December 31, 2010	299,528	$2,933	$9.79	299,528	$2,933	$9.79
Cumulative redemptions as of December 31, 2010				302,528	2,962	$9.79
				Shares issued through DRIP	$10,756
				Excess	$7,795

(1)	Redemptions include 40,498 shares with a value of $396,850 which have been approved for redemption as of December 31, 2010 and will be paid to stockholders in the first quarter of 2011.

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

AMERICAN REALTY CAPITAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

Note 2 — Summary of Significant Accounting Policies  – (continued)

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

Organization, Offering, and Related Costs

Organization and offering costs (other than selling commissions and the dealer manager fee) of the Company may be paid by the Advisor, the Dealer Manager or their affiliates on behalf of the Company. Such organization and offering costs include all expenses to be paid by the Company in connection with the Offering, including but not limited to (i) legal, accounting, printing, mailing, and filing fees; (ii) escrow related fees; (iii) reimbursement of the Dealer Manager for amounts it may pay to reimburse the bona fide diligence expenses of broker-dealers; and (iv) reimbursement to the Advisor for the salaries of its employees and other costs in connection with preparing supplemental sales materials and related Offering activities. Pursuant to the Advisory Agreement and the Dealer Manager Agreement, the Company is obligated to reimburse the Advisor or its affiliates, as applicable, for organization and offering costs paid by them on behalf of the Company, provided that the Advisor is obligated to reimburse the Company to the extent

AMERICAN REALTY CAPITAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

Note 2 — Summary of Significant Accounting Policies  – (continued)

organization and offering costs (excluding selling commissions, the dealer manager fee and bona fide due diligence cost reimbursements) incurred by the Company in the Offering exceed 1.5% of gross offering proceeds. As a result, these costs are only a liability of the Company to the extent selling commissions, the dealer manager fee and other organization and offering costs do not exceed 15% of the gross proceeds of this Offering — See Note 10 — Related Party Transactions and Arrangements

Share-Based Compensation

The Company has a stock-based incentive award plan for its directors and an employee and director restricted share plan, which are accounted for under the guidance for share based payments. The guidance on share based compensation also requires the tax benefits associated with these share-based payments to be classified as financing activities in the consolidated statements of cash flows. See Note 12 — Share Based Compensation for additional information on these plans.

Income Taxes

The Company made an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code commencing with the taxable year ending December 31, 2008. If the Company qualifies for taxation as a REIT, it generally will not be subject to federal corporate income tax to the extent it distributes its REIT taxable income to its stockholders, and so long as it distributes at least 90% of its REIT taxable income. REITs are subject to a number of other organizational and operational requirements. Even if the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed income.

Per Share Data

Income (loss) per basic share of common stock is calculated by dividing net income (loss) less dividends on unvested restricted stock by the weighted-average number of shares of common stock issued and outstanding during such period. Diluted income (loss) per share of common stock considers the effect of potentially dilutive shares of common stock outstanding during the period.

Reportable Segments

The Company has determined that it has one reportable segment, with activities related to investing in real estate. The Company’s investments in real estate generate rental revenue and other income through the leasing of properties, which comprised 100% of its total consolidated revenues. Although the Company’s investments in real estate will be geographically diversified throughout the United States, management evaluates operating performance on an individual property level. The Company’s properties have been aggregated into one reportable segment.

Recent Accounting Pronouncements

In June 2009, the FASB amended the guidance on transfers of financial assets to, among other things, eliminate the qualifying special-purpose entity concept, include a new unit of account definition that must be met for transfers of portions of financial assets to be eligible for sale accounting, clarify and change the derecognition criteria for a transfer to be accounted for as a sale, and require significant additional disclosure. This standard was effective January 1, 2010. Adoption of this guidance did not have a material impact on the Company’s financial position or results of operations.

In June 2009, the FASB issued new guidance which revised the consolidation guidance for variable-interest entities. The modifications include the elimination of the exemption for qualifying special purpose entities, a new approach for determining who should consolidate a variable-interest entity, and changes to when it is necessary to reassess who should consolidate a variable-interest entity. This standard was effective January 1, 2010. Adoption of this guidance did not have a material impact on the Company’s financial position or results of operations.

AMERICAN REALTY CAPITAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

Note 2 — Summary of Significant Accounting Policies  – (continued)

In January 2010, the FASB issued guidance which clarifies that the stock portion of a distribution to stockholders that allow them to receive cash or stock with a potential limitation on the total amount of cash that all stockholders can elect to receive in the aggregate is considered a share issuance that is reflected in earnings per share prospectively and is not a stock distribution. This standard was effective January 1, 2010. Adoption of this guidance did not have a material impact on the Company’s financial position or results of operations.

In January 2010, the FASB amended guidance to require a number of additional disclosures regarding fair value measurements. Specifically, the guidance revises two disclosure requirements concerning fair value measurements and clarifies two others. It requires separate presentation of significant transfers into and out of Levels 1 and 2 of the fair value hierarchy and disclosure of the reasons for such transfers. Also, it requires the presentation of purchases, sales, issuances and settlements within Level 3 on a gross basis rather than on a net basis. The amendments clarify that disclosures should be disaggregated by class of asset or liability and that disclosures about inputs and valuation techniques should be provided for both recurring and non-recurring fair value measurements. The adoption of the guidance related to Levels 1 and 2 were effective January 1, 2010 and did not have a material impact on the Company’s financial position or results of operations. The adoption of the guidance related to Level 3 is effective January 1, 2011 and is not expected to have a material impact on the Company’s financial position or results of operations.

In February 2010, the FASB updated the guidance to no longer require companies that file with the United States Securities and Exchange Commission to indicate the date through which they have analyzed subsequent events. This updated guidance became effective immediately upon issuance; therefore the Company adopted it as of the first quarter of 2010.

In March 2010, the FASB issued a clarification of previous guidance that exempts certain credit related features from analysis as potential embedded derivatives subject to bifurcation and separate fair value accounting. This guidance specifies that an embedded credit derivative feature related to the transfer of credit risk that is only in the form of subordination of one financial instrument to another is not subject to bifurcation from a host contract. All other embedded credit derivative features should be analyzed to determine whether their economic characteristics and risks are “clearly and closely related” to the economic characteristics and risks of the host contract and whether bifurcation and separate fair value accounting is required. The adoption of this guidance on July 1, 2010 had no material effect on the Company’s financial position or results of operations.

In December 2010, the FASB updated its guidance related to goodwill which affected all entities that have recognized goodwill and have one or more reporting units whose carrying amount for purposes of performing Step 1 of the goodwill impairment test is zero or negative. The guidance modifies Step 1 so that for those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with existing guidance, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. This guidance will become effective on January 1, 2011. The adoption of this guidance is not expected to have a material impact on the Company’s financial position or results of operations.

AMERICAN REALTY CAPITAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

Note 2 — Summary of Significant Accounting Policies  – (continued)

In December 2010, the FASB updated the guidance related to business combinations to address diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations. The amendment specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, non-recurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendment affects any public entity, as defined, that enters into business combinations that are material on an individual or aggregate basis. This guidance will become effective for us for acquisitions occurring on or after January 1, 2011. The Company does not expect the adoption of this guidance to have a material impact upon the Company’s financial position or results of operations.

Note 3 — Real Estate Investments

The following table presents the allocation of the assets acquired and liabilities assumed during the periods (amounts in thousands):

	Year Ended
	December 31, 2010	December 31, 2009
Real estate investments, at cost:
Land	$104,742	$15,501
Buildings, fixtures and improvements	370,744	135,895
Total tangible assets	475,486	151,396
Acquired intangibles:
In-place leases	69,570	22,390
Mortgage premium	1,163	—
Total assets acquired, net	$543,893	$173,786
Number of properties purchased during the year	134	34

AMERICAN REALTY CAPITAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

Note 3 — Real Estate Investments  – (continued)

The Company acquires and operates commercial properties. All such properties may be acquired and operated by the Company alone or jointly with another party. As of December 31, 2010, all of the properties the Company owned were 100% occupied. The Company’s portfolio of real estate properties is comprised of the following properties as if December 31, 2010 (dollar amounts in thousands):

Property	Acquisition Date	No. of Buildings	Square Feet	Ownership Percentage	Remaining Lease Term(1)	Base Purchase Price(2)	Capitalization Rate(3)	Annualized Rental Income(4)	Total Purchase Price(5)
FedEx	Mar. 2008	1	55,440	51%	7.9	$9,694	7.53%	$730	$10,208
First Niagara	Mar. 2008	15	177,774	100%	12.0	40,976	7.48%	3,064	41,676
Rockland Trust	May 2008	18	121,057	100%	10.6	32,188	7.86%	2,530	33,117
PNC Bank(6)	Sep. & Oct. 2008	2	8,403	59%	18.1	6,664	8.21%	547	6,853
Rite Aid	Sep. 2008	6	74,919	100%	12.5	18,576	7.79%	1,447	18,839
PNC	Nov. 2008	49	266,188	100%	7.9	41,605	7.35%	3,060	44,132
FedEx II	Jul. 2009	1	152,640	100%	12.8	31,692	8.84%	2,803	31,692
Walgreens	Jul. 2009	1	14,820	56%	21.5	3,818	8.12%	310	3,818
CVS(7)(9)	Sep. 2009 Sep. 2010	10	131,105	86%	23.3	44,371	8.37%	3,713	44,371
CVS II	Nov. 2009	15	198,729	100%	23.5	59,788	8.48%	5,071	59,788
Home Depot	Dec. 2009	1	465,600	100%	19.0	23,532	9.31%	2,192	23,532
BSFS	Dec. 2009 & Jan. 2010	6	57,336	100%	13.4	15,041	9.24%	1,390	15,041
Advance Auto	Dec. 2009	1	7,000	100%	10.9	1,730	9.25%	160	1,730
Fresenius	Jan. 2010	2	140,000	100%	11.6	12,183	9.51%	1,159	12,183
Reckitt Benckiser	Feb. 2010	1	574,106	85%	11.1	31,100	8.58%	2,668	31,100
Jack in the Box	Feb. 2010 & Apr. 2010	5	12,253	100%	19.2	9,755	8.01%	781	9,755
BSFS II(8)	Feb. & Mar. 2010	12	93,599	74%	13.0	25,902	8.88%	2,299	25,902
FedEx III	Apr. 2010	1	118,796	85%	10.5	33,500	9.21%	3,087	33,500
Jared Jewelry	May 2010	3	19,534	90%	18.1	5,342	12.71%	679	5,342
Walgreens II	May 2010	1	14,820	100%	22.3	5,593	8.10%	453	5,593
IHOP	May 2010	1	5,172	100%	15.3	2,398	8.38%	201	2,398
Advance Auto II	Jun. 2010	3	19,253	100%	12.5	3,583	8.60%	308	3,583
Super Stop & Shop	Jun. 2010	1	59,032	100%	12.2	23,350	8.33%	1,946	23,350
IHOP II	Jun. 2010	1	4,139	100%	11.3	2,255	9.05%	204	2,255
IHOP III	Jun. 2010	1	5,111	100%	20.6	3,254	9.31%	303	3,254
Jared Jewelry II	Jun. 2010	1	6,157	100%	16.1	1,589	13.15%	209	1,589
Jack in the Box II	Jun. 2010	6	14,975	100%	19.5	11,150	8.00%	892	11,150
Walgreens III	Jun. 2010	1	13,386	100%	23.4	4,968	7.75%	385	4,968
Dollar General	Jul. 2010	1	8,988	100%	13.9	1,200	9.83%	118	1,200
Tractor Supply	Jul. & Aug. 2010	4	76,038	100%	14.4	10,892	8.98%	978	10,892
Advance Auto III	Jul. 2010	3	19,752	100%	12.6	4,287	8.35%	358	4,287
CSAA/CVS	Aug. 2010	1	15,214	100%	22.1	4,859	7.24%	352	4,859
CSAA/First Fifth Bank(10)	Aug. 2010	2	8,252	100%	17.2	6,199	8.39%	520	6,199
CSAA/Walgreens	Aug. 2010	5	84,263	100%	22.1	26,864	7.30%	1,961	26,864
CSAA/Chase Bank(10)	Aug. 2010	2	8,030	100%	26.3	6,496	9.30%	604	6,496
CSAA/Home Depot(10)	Sep. 2010	1	107,965	100%	17.1	8,720	7.12%	621	8,720
IHOP IV	Sep. 2010	19	87,009	100%	13.9	30,000	9.44%	2,833	30,000
O’Reilly Auto	Sep. 2010	1	9,500	100%	9.2	2,450	8.73%	214	2,450
Walgreens IV	Sep. 2010	1	14,477	100%	24.3	6,439	7.75%	499	6,439
Walgreens V	Sep. 2010	1	13,580	100%	23.4	4,767	7.95%	379	4,767

AMERICAN REALTY CAPITAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

Note 3 — Real Estate Investments  – (continued)

Property	Acquisition Date	No. of Buildings	Square Feet	Ownership Percentage	Remaining Lease Term(1)	Base Purchase Price(2)	Capitalization Rate(3)	Annualized Rental Income(4)	Total Purchase Price(5)
Kum & Go	Sep. 2010	14	67,310	100%	14.2	22,515	9.21%	2,074	22,515
FedEx IV	Sep. 2010	1	43,762	100%	9.6	3,576	8.28%	296	3,576
AutoZone	Sep. 2010	4	28,880	100%	15.6	10,228	8.40%	859	10,228
Brown Shoe Payless	Oct. 2010	2	1,153,374	91%	15.0	68,773	9.55%	6,570	68,773
Saint Joseph’s Mercy Medical	Oct. 2010	3	46,706	100%	13.2	9,838	7.79%	766	9,838
Advance Auto IV	Nov. 2010	1	6,124	100%	14.8	1,270	8.35%	106	1,270
Kum and Go II	Nov. 2010	2	8,008	100%	19.9	2,895	9.50%	275	2,895
Tractor Supply II	Nov. 2010	1	19,174	100%	14.8	2,388	9.09%	217	2,388
FedEx V	Nov. 2010	1	29,410	100%	9.7	2,800	8.29%	232	2,800
Walgreens VI	Dec. 2010	7	102,930	100%	23.4	40,071	7.00%	2,805	40,071
FedEx VI	Dec. 2010	1	142,160	100%	13.0	28,600	7.92%	2,264	28,600
Dollar General II	Dec. 2010	1	9,100	100%	14.5	1,281	8.98%	115	1,281
FedEx VII	Dec. 2010	1	101,350	100%	13.6	18,800	7.41%	1,393	18,800
FedEx VIII	Dec. 2010	4	116,689	100%	7.6	10,891	8.20%	893	10,891
BB&T	Dec. 2010	1	3,635	100%	9.0	3,781	7.88%	298	3,781
Walgreens VII	Dec. 2010	1	14,490	100%	17.3	2,950	8.85%	261	2,950
FedEx IX	Dec. 2010	1	64,556	100%	9.4	6,012	8.28%	498	6,012
Dollar General III	Dec. 2010	3	27,128	100%	14.8	2,867	8.72%	250	2,867
Tractor Supply III	Dec. 2010	1	18,860	100%	14.3	4,825	8.87%	428	4,825
DaVita Dialysis	Dec. 2010	1	12,990	100%	8.6	2,848	8.15%	232	2,848
Dollar General	Dec. 2010	1	9,167	100%	14.5	1,236	8.98%	111	1,236
Sub-total		259	5,310,215		15.5	867,215	8.41%	72,971	872,337
Investment in joint venture	Dec. 2010	—	—	7%	—	12,000	—	—	12,000
		259	5,310,215		15.5	$879,215	8.41%	$72,971	$884,337

(1)	Remaining lease term as of December 31, 2010, in years. If the portfolio has multiple locations with varying lease expirations, remaining lease term is calculated on a weighted-average basis.
(2)	Contract purchase price excluding acquisition and transaction-related costs. Acquisition and transaction-related costs include legal costs, acquisition fees paid to the Advisor and closing costs on the property.
(3)	Annualized rental income on a straight-line basis divided by base purchase price.
(4)	Annualized rental income for the property portfolio on a straight-line basis.
(5)	Base purchase price for acquisitions prior to January 1, 2009 includes acquisition costs which were capitalized as required by GAAP guidance prior to that date. Acquisition and transaction related costs include legal costs, acquisition fees paid to the Advisor and closing costs on the property.
(6)	Ownership percentage is 51% of one property and 65% of one property.
(7)	Ownership percentage is 51% of three properties and 100% of the remaining seven properties.
(8)	Ownership percentage is 51% of six properties and 100% of the remaining six properties.
(9)	Includes the September 2010 purchase of a parcel of land with a ground lease which contains a previously purchased CVS pharmacy.
(10)	Property is a parcel of land with a ground lease which contains a building that will be conveyed to the Company at the end of the ground lease. Square footage and number of buildings refers to the building that is constructed on the parcel of land owned by the Company.

AMERICAN REALTY CAPITAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

Note 3 — Real Estate Investments  – (continued)

Future Lease Payments Table

The following table presents future minimum base rental cash payments due to the Company over the next five years and thereafter as of December 31, 2010 (amounts in thousands):

Year	Future Minimum Base Rent Payments
2011	$68,560
2012	68,955
2013	69,520
2014	71,092
2015	71,911
Thereafter	760,375
Total	$1,130,413

These amounts exclude contingent rentals that may be collected from certain tenants based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes among other items.

The following table lists tenants whose annualized rental income on a straight-line basis represented greater than 10% of consolidated income as of December 31, 2010 and 2009:

	Year Ended December 31,
	2010	2009
FedEx	17%	14%
CVS	13%	11%
Walgreens	10%	1%
PNC	5%	25%
First Niagara	4%	21%
Rockland Trust	3%	17%
Rite Aid	2%	10%

No other tenant represents more than 10% of the annualized rental income for the periods presented.

Note 4 — Short-Term Bridge Funds and Revolving Credit Facilities

In connection with the purchase of real estate investments in 2009, the Company utilized short-term bridge funds to finance a portion of the acquisition price from time to time. There were no short-term bridge funds outstanding at December 31, 2010. The Company’s short-term borrowings as of December 31, 2009, consisted of the following (amounts in thousands):

Funds	Property	Bridge Equity Amount(1)	Effective Interest Rate	Interest Rate
Short-term bridge funds	Various	$15,878	5.75%	Variable	(2)

(1)	Amount was repaid in January 2010.
(2)	Funds bore a floating interest rate based on the greater of prime rate plus 0.75% or 5.75%.

At December 31, 2010 and 2009, the Company had available a $10.0 million revolving line of credit unsecured bridge facility with an affiliated entity. There were no amounts outstanding under this facility at December 31, 2010 or 2009. There are no unused borrowing fees associated with this facility.

AMERICAN REALTY CAPITAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

Note 4 — Short-Term Bridge Funds and Revolving Credit Facilities  – (continued)

In July 2010, the Company entered into a credit agreement with Capital One, N.A. (“Capital One”) to obtain a secured revolving credit facility in an aggregate maximum principal amount of $30.0 million. The proceeds of loans made under the credit agreement will be used to finance the acquisition of net leased, investment or non-investment grade properties. The initial term of the credit agreement is 30 months, which may be extended by 12 months, subject to satisfaction of certain conditions, including payment of an extension fee.

Any loan made under the Capital One credit agreement shall bear floating interest at per annum rates equal to either one month LIBOR plus 3.25% or three month LIBOR plus 3.25%, at the Company’s option. In the event of a default, Capital One has the right to terminate its obligations under the credit agreement, including the funding of future loans, and to accelerate the payment on any unpaid principal amount of all outstanding loans. The line of credit requires a fee of 0.25% on the unused balance.

In August 2010, the Company entered into a credit agreement with U.S. Bank, N.A. (“U.S. Bank”) to obtain a secured revolving credit facility in an aggregate maximum principal amount of $20.0 million, which shall be increased to $30.0 million six months after closing. The proceeds of loans made under the credit agreement will be used to finance the acquisition of net leased, investment or non-investment grade properties. The initial term of the credit agreement is 24 months, with a one-time extension option of 12 months, subject to satisfaction of certain conditions, including payment of an extension fee.

Any loan made under the U.S. Bank credit agreement shall bear floating interest at a per annum rate equal to one month LIBOR plus 3.25%. In the event of a default, U.S. Bank has the right to suspend the funding of future loans and to accelerate the payment on any unpaid principal amount of the outstanding loans. The Company intends to collateralize the line of credit with certain properties which are currently owned or will be acquired. The line of credit requires a fee of 0.25% on the unused balance.

The Company must collateralize the Capital One and U.S. Bank lines of credit with certain of its properties in addition to meeting certain minimum cash deposit requirements. The Company has drawn on these lines of credit from time to time to finance the purchase price of acquisitions on a short-term basis. There no amounts outstanding on these lines of credit as of December 31, 2010.

AMERICAN REALTY CAPITAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

Note 5 — Mortgage Notes Payable

The Company’s mortgage notes payable as of December 31, 2010 consist of the following (dollar amounts in thousands):

Portfolio	Encumbered Properties	Outstanding Loan Amount	Effective Interest Rate		Interest Rate	Maturity
FedEx	1	$6,965	6.29%		Fixed	Sep. 2037
First Niagara	15	31,000	6.59	%(1)	Fixed	Jan. 2018
Rockland Trust	18	23,169	4.92	%(2)	Fixed	May 2013
PNC Bank	2	4,337	4.58	%(3)	Fixed	Sep. 2013
Rite Aid	6	12,808	6.97%		Fixed	Sep. 2017
PNC	49	31,962	5.25	%(4)	Fixed	Nov. 2013
FedEx II	1	16,091	6.03	%(5)	Fixed	Jan. 2015
Walgreens	1	1,550	6.64	%(6)	Fixed	Aug. 2019
CVS	10	23,460	6.88	%(7)	Fixed	Oct. 2019
CVS II	15	32,733	6.64%		Fixed	Dec. 2014
Home Depot	1	12,150	6.03%		Fixed	Jul. 2015
BSFS	6	3,801	6.61	%(8)	Fixed	Jun. 2030
Fresenius	2	6,038	6.63%		Fixed	Feb. 2015
Reckitt Benckiser	1	14,881	6.23	%(9)	Fixed	Feb. 2017
Jack in the Box	4	4,361	6.45%		Fixed	Mar. 2015
Jack in the Box	1	966	6.26%		Fixed	Jun. 2015
FedEx III	1	15,000	5.57%		Fixed	May 2015
Walgreens II	1	3,000	5.58%		Fixed	May 2015
Super Stop & Shop	1	10,800	5.32%		Fixed	Jul. 2015
Advance Auto/Walgreens(10)	7	6,550	5.58%		Fixed	Sep. 2015
CSAA/Mixed(11)	10	19,600	4.36%		Fixed	Sep. 2015
CSAA/Home Depot	1	3,900	4.56%		Fixed	Oct. 2015
IHOP	18	11,833	5.32%		Fixed	Dec. 2015
Six tenant(12)	15	24,700	4.51%		Fixed	Nov. 2020
Brown Shoe/Payless	2	28,200	4.92%		Fixed	Nov. 2020
Walgreen VI	7	22,900	5.86%		Fixed	Jan. 2016
Total	196	$372,755	5.73%

The Company’s mortgage notes payable as of December 31, 2009 consist of the following (dollar amounts in thousands):

Portfolio	Encumbered Properties	Outstanding Loan Amount	Effective Interest Rate		Interest Rate	Maturity
FedEx	1	$6,965	6.29%		Fixed	September 2037
First Niagara	15	31,000	6.59	%(1)	Fixed	January 2018
Rockland Trust	18	23,649	4.92	%(2)	Fixed	May 2013
PNC Bank	2	4,412	4.58	%(3)	Fixed	September 2013
Rite Aid	6	12,808	6.97%		Fixed	September 2017
PNC	50	32,933	5.25	%(4)	Fixed	November 2013
Walgreens	1	1,550	6.64	%(6)	Fixed	August 2019
CVS	10	23,710	6.88	%(7)	Fixed	October 2019
CVS II	15	33,068	6.64%		Fixed	December 2014
Home Depot	1	13,716	6.34%		Fixed	December 2012
Total	119	$183,811	6.15%

AMERICAN REALTY CAPITAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

Note 5 — Mortgage Notes Payable  – (continued)

(1)	The effective interest rate resets at the end of year five to the then current five-year Treasury rate plus 2.25%, but in no event will be less than 6.5%.
(2)	Fixed as a result of entering into a rate lock agreement with a LIBOR floor and cap of 3.54% and 4.125%, respectively.
(3)	Fixed as a result of entering into a swap agreement with a rate of 3.565% for a notional amount of $0.4 million and a rate lock agreement on a notional amount of $4.1 million with a LIBOR floor and cap of 3.37% and 4.45%, respectively.
(4)	Fixed as a result of entering in a swap agreement for 3.6% plus a spread of 1.65%.
(5)	Fixed as a result of entering in a swap agreement for 2.775% plus a spread of 3.18%.
(6)	The effective interest rate is fixed until 2014 then adjusts to the greater of 6.55% or the five-year U.S. Treasury rate plus 3.50%.
(7)	The effective interest rate adjusts at the discretion of the lender at the end of the sixth year.
(8)	The effective rate is fixed for five years then adjusts based on the five-year treasury rate plus 4.00%.
(9)	Fixed as a result of entering in a swap agreement for 3.295% plus a spread of 2.85%.
(10)	Loan is collateralized by the Advance Auto II, Advance Auto III and Walgreens III properties.
(11)	Loan is collateralized by the CSAA/CVS, CSAA/First Fifth Bank, CSAA/Walgreens and CSAA/Chase Bank properties.
(12)	Loan is collateralized by the Tractor Supply, O’Reilly, Walgreens IV and V, FedEx IV, AutoZone and St. Joseph’s Mercy Medical properties.

The following table summarizes the scheduled aggregate principal repayments for the five years subsequent to December 31, 2010 and thereafter (amounts in thousands):

Year	Total
2011	$3,039
2012	3,231
2013	59,621
2014	33,677
2015	110,722
Thereafter	162,465
Total	$372,755

The Company’s sources of recourse financing generally require financial covenants, including restrictions on corporate guarantees, the maintenance of certain financial ratios (such as specified debt to equity and debt service coverage ratios) as well as the maintenance of a minimum net worth. As of December 31, 2010 and 2009, the Company was in compliance with the debt covenants under the loan agreements.

Note 6 — Long-Term Notes Payable

As of December 31, 2010 and 2009, the Company had $12.8 million and $13.0 million, respectively, of outstanding long-term notes payable (the “Notes”) from a private placement pursuant to Rule 506 of Regulation D promulgated under the Securities Act. The proceeds of the private placement were used to repay outstanding short-term bridge equity fund draws.

The Notes bear interest at 9.0% annually, provided that the interest rate would be adjusted to 9.57% annually for Notes on which the Company did not incur a selling commission. The Company will pay interest-only monthly payments to subscribers of the Notes until the maturity on December 15, 2011. The Company has the right to extend the maturity date for two additional one-year periods.

AMERICAN REALTY CAPITAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

Note 6 — Long-Term Notes Payable  – (continued)

The Company has the right to prepay the Notes in whole or in part any time following the first anniversary of the closing date. If repaid on or before the second anniversary of the closing date, the Company will pay 2.0% of the remaining amount due on the Notes as a prepayment premium. If repaid after the second anniversary of the closing date but before the third anniversary of the closing date, the Company will pay 1% of the remaining amount due on the Notes as a prepayment premium. The foregoing notwithstanding, the Company shall have the right to repay the amount due under the Notes in whole or in part without penalty within 360 days of the maturity date. The Company will not have the right to prepay the amount due under the notes during the two optional extension periods. The Notes are unsecured. During the year ended December 31, 2010, the Company accommodated noteholders' request to redeem notes of $0.2 million.

The Company is required to prepay the Notes out of any proceeds derived from the sale or refinancing of the PNC Bank properties after any required payments of the principal and interest due under the mortgage notes payable on those properties (see Note 5 — Mortgage Notes Payable). Such prepayment is subject to the prepayment premiums described above.

The Company anticipates repaying the long-term notes payable by June 30, 2011.

As of December 31, 2010 and 2009, the Company was in compliance with all covenants included within the Note agreement.

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

Level 1 — Quoted prices in active markets for identical assets and liabilities that the reporting entity has the ability to access at the measurement date.

Level 2 — Inputs other than quoted prices included within Level 1 that are observable for the asset and liability or can be corroborated with observable market data for substantially the entire contractual term of the asset or liability.

Level 3 — Unobservable inputs that reflect the entity’s own assumptions about the assumptions that market participants would use in the pricing of the asset or liability and are consequently not based on market activity, but rather through particular valuation techniques.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of December 31, 2010 and 2009, the Company has assessed the

AMERICAN REALTY CAPITAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

Note 7 — Fair Value of Financial Instruments  – (continued)

significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The valuation of derivative instruments is determined using a discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, as well as observable market-based inputs, including interest rate curves and implied volatilities. In addition, credit valuation adjustments, are incorporated into the fair values to account for the Company’s potential nonperformance risk and the performance risk of the counterparties.

The following table presents information about the Company’s assets (including derivatives that are presented net) measured at fair value on a recurring basis as of December 31, 2010 and 2009, aggregated by the level in the fair value hierarchy within which those instruments fall (amounts in thousands):

	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
December 31, 2010:
Total derivatives, net	$—	$5,214	$—	$5,214
December 31, 2009:
Total derivatives, net	$—	$2,768	$—	$2,768

The Company is required to disclose the fair value of financial instruments for which it is practicable to estimate that value. The fair value of short-term financial instruments such as cash and cash equivalents, restricted cash, other receivables, short-term bridge funds, accounts payable, accrued expenses and distributions payable approximates their carrying value on the consolidated balance sheet due to their short-term nature. The fair value of mortgage notes payable are obtained by calculating the present value at current market rates. The fair values of the Company’s remaining financial instruments that are not reported at fair value on the consolidated balance sheet are reported below (amounts in thousands):

	Carrying Amount at December 31, 2010	Fair Value at December 31, 2010	Carrying Amount at December 31, 2009	Fair Value at December 31, 2009
Mortgage notes payable(1)	$373,918	$388,984	$183,811	$171,728
Other long-term notes payable	$12,790	$12,790	$13,000	$13,000

(1)	Carrying amount includes premium on mortgage notes payable.

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

AMERICAN REALTY CAPITAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

Note 8 — Derivative and Hedging Activities  – (continued)

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

As of December 31, 2010, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (dollar amounts in thousands):

Interest Rate Derivative	Number of Instruments	Notional
Interest Rate Swaps	4	$63,532
Interest Rate Collars	1	4,115

As of December 31, 2009, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (dollar amounts in thousands):

Interest Rate Derivative	Number of Instruments	Notional
Interest Rate Swaps	2	$33,093
Interest Rate Collars	1	4,115

Non-Designated Hedges

Derivatives not designated as hedges are not speculative. These derivatives are used to manage the Company’s exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements to be classified as hedging instruments. The Company has one interest rate collar contract outstanding, with an aggregate notional amount of $23.2 and $23.7 million at December 31, 2010 and 2009, respectively, with an established ceiling and floor for the underlying variable rate at 4.125% and 3.54%, respectively. This contract was not able to be designated as a hedging instrument as it does not qualify for hedge accounting based on the results of the net written option test. As such, all changes in the fair value of the interest rate collar have been included in the Company’s statement of operations for the years ended December 31, 2010, 2009 and 2008. For the years ended December 31, 2010, 2009 and 2008, the Company has recorded losses of $0.8 million, $0.5 million and $1.6 million, respectively, related to this derivative instrument.

AMERICAN REALTY CAPITAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

Note 8 — Derivative and Hedging Activities  – (continued)

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Balance Sheet as of December 31, 2010 and 2009 (dollar amounts in thousands):

		Fair Value (Liability) at December 31,
		2010	2009
	Balance Sheet Location
Derivatives designated as hedging instruments:
Interest Rate Products	Derivatives, at fair value	$(3,828)	$(1,646)
Derivatives not designated as hedging instruments:
Interest Rate Products	Derivatives, at fair value	(1,386)	(1,122)

Derivatives in Cash Flow Hedging Relationships

The table below details the location in the financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the year ended December 31, 2010 and 2009 (dollar amounts in thousands):

	December 31,
	2010	2009
Amount of gain (loss) recognized in accumulated other comprehensive income as interest rate derivatives (effective portion)	$(4,186)	$938
Amount of loss reclassified from accumulated other comprehensive income into income as interest expense (effective portion)	$(2,045)	$(1,218)
Amount of gain (loss) recognized in income on derivative as gain (loss) on derivative instruments (ineffective portion and amount excluded from effectiveness testing)	$(40)	$—

Derivatives Not Designated as Hedging Instruments

The table below details the amount and location in the financial statements of the gain or loss recognized on derivatives not designated as hedging instruments for the year ended December 31, 2010 and 2009 (dollar amounts in thousands):

	Year Ended December 31,
	2010	2009
Location of Gain or (Loss) Recognized in Income on Derivative:
Interest expense	$(776)	$(787)
Gains (losses) on derivative instruments	(267)	293
Total	$(1,043)	$(494)

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

AMERICAN REALTY CAPITAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

Note 8 — Derivative and Hedging Activities  – (continued)

Failure to comply with the loan covenant provisions would result in the Company being in default on any derivative instrument obligations covered by the agreement.

As of December 31, 2010 and 2009, the fair value of derivatives in a net liability position, related to these agreements was $5.2 and $2.8 million. As of December 31, 2010 and 2009, the Company has not posted any collateral related to these agreements and was not in breach of any agreement provisions. If the Company had breached any of these provisions it could have been required to settle its obligations under the agreements at their aggregate termination value of $5.6 million and $3.0 million at December 31, 2010 and 2009, respectively.

Note 9 — Commitments and Contingencies

Litigation

In the ordinary course of business, the Company may become subject to litigation or claims. There are no material legal proceedings pending or known to be contemplated against the Company.

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

Guarantee of the Debt of Others

In conjunction with entering into a joint venture agreement with an affiliated entity where the Company invested $12.0 million for an ownership percentage of five retail condominium units, the Company agreed to provide a guarantee on a $21.3 million mortgage note payable obtained from a third party in connection with the property acquisition. The guarantee will be in place until the affiliated entity achieves a net worth of $40.0 million. The net worth of the affiliated company at December 31, 2010 was $24.1 million. The leverage ratio on the property defined as mortgage note payable balance divided by the purchase price of the property was 62.6% as of December 31, 2010. In addition the properties are leased on long-term leases which fully cover debt service requirements and therefore the Company believes that as of December 31, 2010 it is unlikely that it would be required to make payments on behalf of the affiliated entity under this arrangement and therefore the fair value of the guarantee is not material.

Note 10 — Related Party Transactions and Arrangements

Fees Paid in Connection with Common Stock Offering

The Company’s affiliated Dealer Manager receives selling commissions of 7% of the gross offering proceeds from the sale of the Company’s common stock (as well as sales of long-term notes and exchange transactions) before reallowance of commissions earned by participating broker-dealers. The Dealer Manager, re-allows 100% of commissions earned to participating broker-dealers. In addition, the Dealer Manager receives Dealer Manager fees of 3% of the gross offering proceeds before reallowance to participating broker-dealers. The Dealer Manager may re-allow all or a portion of its dealer manager fee to participating broker-dealers.

AMERICAN REALTY CAPITAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

Note 10 — Related Party Transactions and Arrangements  – (continued)

No selling commissions or dealer-manager fees are paid to the Dealer Manager with respect to shares sold under the DRIP.

The following table details the results of such activities related to the Dealer Manager (amounts in thousands) (unaudited):

	Year Ended December 31,
	2010	2009	2008
Total Commissions paid to Dealer Manager	$40,990	$12,277	$199
Less:
Commissions to participating broker dealers	(27,393)	(8,403)	(326)
Reallowance to participating broker dealers	(3,642)	(911)	(13)
Net to affiliated Dealer Manager(1)	$9,955	$2,963	$(140)

(1)	Dealer Manager is responsible for commission payments due to their employees as well as its general overhead and various selling related expenses.

The Company will reimburse the Advisor up to 1.5% of its gross offering proceeds. The following table details the results of such activities related to organizational and offering costs reimbursed to the Advisor (amounts in thousands):

	Year Ended December 31,
	2010	2009	2008
Organizational and offering expense reimbursements	$4,378	$5,617	$—

At December 31, 2010 the Company had a payable to the Dealer Manager and the Advisor of $0.4 million for commissions and reimbursements for expenses.

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

For the management and leasing of its properties, the Company will pay to an affiliate of its Advisor, a property management fee of (a) 2% of gross revenues from its single tenant properties and (b) 4% of gross revenues from its multi-tenant properties, plus, in each case, market-based leasing commissions applicable to the geographic location of the property. The Company also will reimburse the affiliate costs of managing the properties. The affiliate may also receive a fee for the initial leasing of newly constructed properties, which would generally equal one month’s rent. In the unlikely event that the affiliate assists a tenant with tenant improvements, a separate fee may be charged to, and payable by the Company. This fee will not exceed 5% of the cost of the tenant improvements. The aggregate of all property management and leasing fees paid to its affiliates plus all payments to third parties for such fees will not exceed the amount that other nonaffiliated management and leasing companies generally charge for similar services in the same geographic location as determined by a survey of brokers and agents in such area. No such fees were incurred or paid for the years ended December 31, 2010, 2009 and 2008.

AMERICAN REALTY CAPITAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

Note 10 — Related Party Transactions and Arrangements  – (continued)

The Company will reimburse its Advisor’s costs of providing administrative services, subject to the limitation that it will not reimburse its Advisor for any amount by which its operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of (a) 2% of average invested assets, or (b) 25% of net income other than any additions to reserves for depreciation, bad debt or other similar noncash reserves and excluding any gain from the sale of assets for that period. Additionally, the Company will not reimburse the Advisor for personnel costs in connection with services for which the Advisor receives acquisition fees or real estate commissions. No such fees were incurred or paid for the years ended December 31, 2010, 2009 and 2008.

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

The following table details amounts paid and reimbursed to affiliates as well as amounts contractually due to the Advisor which were forgiven in connection with the operations related services described above (amounts in thousands):

	Year Ended December 31,
	2010		2009			2008
	Paid	Forgiven	Paid	Forgiven		Paid	Forgiven
One-time fees:
Acquisition fees and related cost reimbursements	$9,167	$—	$1,690	$		$1,507	$—
Financing coordination fees	2,679	—	880		—	1,131	—
Other expense reimbursements	374	—	—		—	—	—
On-going fees:
Asset management fees	1,350	4,015	145		1,779	4	733
Property management and leasing fees	—	833	—		300	—	100
Total Operations Fees and reimbursements	$13,570	$4,848	$2,715		$2,079	$2,642	$833

In accordance with the asset management fee agreement, $4.4 million and $1.6 million was prepaid to the Advisor as of December 31, 2010 and 2009, respectively.

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

The Company will pay a subordinated participation in the net sales proceeds of the sale of real estate assets of 15% of remaining net sale proceeds after return of capital contributions plus payment to investors of a 6% cumulative, non-compounded return on the capital contributed by investors. The Company cannot assure that it will provide this 6% return but the Advisor will not be entitled to the subordinated participation in net sale proceeds unless its investors have received a 6% cumulative non-compounded return on their capital contributions. No such fees were incurred or paid for the years ended December 31, 2010, 2009 and 2008.

AMERICAN REALTY CAPITAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

Note 10 — Related Party Transactions and Arrangements  – (continued)

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

The following table details amounts paid to affiliates in connection with liquidation of a property described above (amounts in thousands):

	Year Ended December 31,
	2010	2009	2008
Real estate commissions	$26	$—	$—

Financing

The OP entered into an agreement with the principals of the Advisor whereby the OP can obtain up to $10.0 million of bridge equity from the principals from time to time as needed to provide short-term bridge equity for property acquisitions or for general working capital purposes. Such bridge equity advances need to be satisfied within a one year period and will accrue a yield of 8%. There were no amounts outstanding under this facility as of December 31, 2010 and 2009. There was no interest expense for this facility during the year ended December 31, 2010. During the years ended December 31, 2009 and 2008, the Company incurred related party interest expense of $0.4 million and $0.3 million, respectively, on this facility.

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

Joint Venture Investment

In December 2010, the Company entered into a joint venture agreement with an affiliate to invest in a portfolio of five retail condominium units. The Company’s initial investment in this joint venture was $12.0 million in December 2010. This initial investment will be reduced by the distributions to be received monthly. No distributions were paid during the year ended December 31, 2010. For the year ended December 31, 2010, the Company’s share of the net loss on the property was $55,000 mainly attributable to one- time costs for the acquisition of the units. The Company was paid a 1% fee in connection with the investment which is recorded in other income on the statement of operations for the year ended December 31, 2010.

AMERICAN REALTY CAPITAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

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

Note 12 — Share-Based Compensation

Stock Option Plan

The Company has a stock option plan (the “Plan”), which authorizes the grant of nonqualified stock options to the Company’s independent directors, subject to the absolute discretion of the board of directors and the applicable limitations of the Plan. The Company intends to grant options under the Plan to each qualifying director annually. The exercise price for all stock options granted under the Plan will be fixed at $10.00 per share until the termination of the Company’s initial public offering, and thereafter the exercise price for stock options granted to its independent directors will be equal to the fair market value of a share on the last business day preceding the annual meeting of stockholders. As of December 31, 2010 and 2009, the Company had granted options to purchase 27,000 and 18,000 shares, respectively at $10.00 per share, each with a two year vesting period and an expiration of 10 years. A total of 1.0 million shares have been authorized and reserved for issuance under the Plan.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model.

During the years ended December 31, 2010, 2009 and 2008 no options were forfeited or were exercised and 9,000 shares became vested during the year ended December 31, 2010. As of December 31, 2010 and 2009, unvested options to purchase 18,000 and 18,000 shares, respectively at $10.00 per share remained outstanding with a weighted average contractual remaining life of 8.27 and 9.0 years, respectively. The total compensation charge relating to these option grants is immaterial.

Restricted Share Plan

On January 22, 2010, the Board of Directors adopted an employee and director incentive restricted share plan (the “RSP”). The RSP provides for the automatic grant of 3,000 restricted shares of common stock to each of the independent directors, without any further action by the Company’s board of directors or the stockholders, on the date of each annual stockholder’s meeting. Restricted stock issued to independent directors will vest over a five-year period following the first anniversary of the date of grant in increments of 20% annually. The employee and director incentive restricted share plan provides the Company with the ability to grant awards of restricted shares to the Company’s directors, officers and employees (if the Company ever has employees), employees of the Advisor and its affiliates, employees of entities that provide services to the Company, directors of the Advisor or of entities that provide services to the Company, certain of its consultants and certain consultants to the Advisor and its affiliates or to entities that provide services to the Company. The total number of common shares reserved for issuance under the RSP is equal to 1.0% of its authorized shares.

AMERICAN REALTY CAPITAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

Note 12 — Share-Based Compensation  – (continued)

Restricted share awards entitle the recipient to common shares from the Company under terms that provide for vesting over a specified period of time or upon attainment of pre-established performance objectives. Such awards would typically be forfeited with respect to the unvested shares upon the termination of the recipient’s employment or other relationship with the Company. Restricted shares may not, in general, be sold or otherwise transferred until restrictions are removed and the shares have vested. Holders of restricted shares may receive cash distributions prior to the time that the restrictions on the restricted shares have lapsed. Any distributions payable in common shares shall be subject to the same restrictions as the underlying restricted shares. As of December 31, 2010, 9,000 shares had been issued to independent Directors under this plan at a fair value of $10.00 per share. The fair value of the shares will be expensed ratably over the five-year vesting period.

In June 2010, the Company’s independent Directors approved and authorized the issuance of up to 1.5 million common restricted shares to the Advisor equaling 1% of authorized shares under the primary offering, subject to certain terms and conditions. On September 13, 2010, the Advisor granted 1.4 million restricted shares to key executives. Of the total shares granted, 50% vest over a five year period commencing with the two year anniversary of the grant date and remaining 50% vest only to the extent the Company’s net asset value plus distributions paid to stockholders equals 106% of the original selling price of the Company’s common stock.

For the year ended December 31, 2010, $0.4 million of compensation expense was recorded for restricted shares. There were no restricted shares outstanding at December 31, 2009 or 2008.

Note 13 — Net Loss Per Share

The following is a summary of the basic and diluted net loss per share computation for the years ended December 31, 2010, 2009 and 2008 (in thousands, except share and per share amounts):

	Year Ended December 31,
	2010	2009	2008
Net loss	$(9,833)	$(4,266)	$(4,283)
Less: distributions paid on unvested restricted stock	(299)	—	—
	(10,132)	(4,266)	(4,283)
Weighted average common shares outstanding	32,539,393	5,768,761	711,524
Loss per share, basic and diluted	$(0.31)	$(0.74)	$(6.02)

As of December 31, 2010 and 2009, 27,000 and 18,000 stock options, respectively and at December 31, 2010, 1.4 million unvested restricted shares were outstanding which were not included in the calculation of diluted earnings per share since the inclusion is anti-dilutive.

Note 14 — Non-controlling Interests

The Company has investment arrangements with unaffiliated third parties whereby the investor receives an ownership interest in the property and is entitled to receive a proportionate share of the net operating cash flow derived from the property. Upon disposition of the property, the investor will receive a proportionate share of the net proceeds from the sale of the property. The investor has no recourse to any other assets of the

AMERICAN REALTY CAPITAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

Note 14 — Non-controlling Interests  – (continued)

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

Property/Portfolio Name	No. of Buildings	Investment Date	Net Investment Amount	Third Party Ownership Percentage	Total Assets Subject to Investment Agreement	Total Liabilities Subject to Investment Agreement	Distributions Year Ended December 31, 2010	Distributions Year Ended December 31, 2009
Walgreens	1	Jul. 2009	$1,068	44.0%	$3,616	$1,550	$(80)	$(37)
FedEx/PNC Bank	2	Jul. 2009 to Jan. 2010	2,002	49.0%	11,839	8,953	(167)	(52)
PNC Bank	1	Sep. 2009	444	35.2%	3,457	2,349	(35)	(11)
CVS	3	Jan. 2010 to Mar. 2010	2,577	49.0%	11,109	6,747	(178)	—
Rickett Benckiser	1	Feb. 2010	2,400	14.6%	30,464	14,881	(169)	—
FedEx III	1	Apr. 2010	3,000	15.4%	33,269	15,000	(156)	—
BSFS	6	Jun. 2010 to Sep. 2010	6,468	49.0%	12,732	—	(201)	—
Brown Shoe/Payless	2	Oct. 2010	6,000	9.0%	68,262	28,200	(81)	—
Jared Jewelry	1	May 2010	500	24.9%	1,690	—	—	—
Total	18		$24,459		$176,438	$77,680	$(1,067)	$(100)

Note 15 — Quarterly Results (Unaudited)

Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2010 and 2009 (in thousands, except per share amounts):

Quarters Ended	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
Rental revenue	$7,428	$9,382	$11,928	$16,035
Net loss	$(389)	$(992)	$(74)	$(8,378)
Weighted average shares outstanding	17,845	25,165	36,122	51,402
Basic and diluted loss per share	$(0.02)	$(0.04)	$(0.00)	$(0.17)

Quarters Ended	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009
Rental revenue	$2,926	$2,935	$3,774	$5,319
Net loss	$(1,339)	$(673)	$(1,484)	$(770)
Weighted average shares outstanding	1,527	3,151	6,639	11,637
Basic and diluted loss per share	$(0.88)	$(0.21)	$(0.22)	$(0.07)

Presented below is a summary of the unaudited quarterly financial information for the year ended December 31, 2008 (in thousands, except per share amounts):

Quarters ended	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008
Rental revenue	$214	$1,348	$1,594	$2,390
Net loss	$(342)	$(454)	$(845)	$(2,642)
Weighted average shares outstanding	134	860	1,101	1,216
Basic and diluted loss per share	$(2.55)	$(0.53)	$(0.77)	$(2.17)

AMERICAN REALTY CAPITAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

Note 16 — Subsequent Events

The Company has evaluated subsequent events through the filing of this 10-K, and determined that there have not been any events that have occurred that would require adjustments to our disclosures in the consolidated financial statements except for the following transactions:

Completion of Acquisition of Assets

The following table presents certain information about the properties that the Company acquired from January 1, 2011 to March 25, 2011 (dollar amounts in thousands):

Seller / Property Name	Acquisition Date	No. of Buildings	Square Feet	Remaining Lease Term(1)	Annualized Rental Income(2)	Base Purchase Price(3)	Capitalization Rate(4)
Total Portfolio – December 31, 2010		259	5,310,215	15.5	72,971	879,215	8.41%
Lowes	Jan. 2011	1	141,393	15.3	675	10,018	6.74%
Citizens	Jan. 2011	2	14,307	7.9	347	3,811	9.11%
QuickTrip	Jan. 2011	1	4,555	13.0	291	3,330	8.74%
Dillons	Jan. 2011	1	56,451	8.7	396	5,075	7.80%
Wawa	Jan. 2011	2	12,433	16.2	1,205	17,209	7.00%
Walgreen's/Tim Hortons	Jan. 2011	9	122,963	23.9	3,742	54,569	6.86%
DaVita Dialysis II	Feb. 2011	3	16,354	10.9	491	5,512	8.91%
CVS III	Feb. 2011	1	13,338	25.9	377	5,199	7.25%
Automated Trading Desk	Feb. 2011	1	64,036	14.6	1,910	27,275	7.00%
Coats & Clark	Feb. 2011	1	401,512	9.9	937	9,523	9.84%
Walgreens VIII	Feb. 2011	1	13,569	22.7	401	5,460	7.34%
Express Scripts	Mar. 2011	2	416,141	8.2	4,623	51,281	9.02%
DaVita Dialysis III	Mar. 2011	1	18,185	12.2	507	6,565	7.72%
Dollar General V	Mar. 2011	5	55,363	14.9	459	5,195	8.84%
Wal-Mart	Mar. 2011	1	183,442	8.1	903	12,633	7.15%
Kohl’s	Mar. 2011	1	88,408	14.9	728	10,182	7.15%
Texas Instruments	Mar. 2011	1	125,000	9.7	2,522	32,000	7.88%
Sam’s Club	Mar. 2011	1	141,583	14.5	851	12,602	6.75%
CVS IV	Mar. 2011	1	13,225	23.9	424	5,330	7.95%
Walgreens X	Mar. 2011	2	27,760	19.4	671	9,000	7.46%
CVS Stony Point	Mar. 2011	1	12,900	22.9	420	5,759	7.29%
Provident Bank	Mar. 2011	1	2,950	22.9	237	2,589	9.15%
Tractor Supply II	Mar. 2011	2	38,194	15.0	463	5,103	9.07%
Total portfolio – March 25, 2011		301	7,294,277	15.1	$96,551	$1,184,435	8.15%

(1)	Remaining lease term in years. If the portfolio has multiple locations with varying lease expirations, remaining lease term is calculated on a weighted-average basis.
(2)	Annualized rental income on a straight-line basis.
(3)	Contract purchase price excluding acquisition related costs.
(4)	Annualized rental income on a straight-line basis divided by base purchase price.

AMERICAN REALTY CAPITAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

Note 16 — Subsequent Events  – (continued)

Financing Arrangements

The following table presents certain information about financing arrangements that the Company entered into from January 1, 2011 to March 25, 2011 (dollar amounts in thousands):

	Mortgage Debt(1)	Effective Interest Rate
Total portfolio – December 31, 2010	$372,755	5.73%
Citizens	3,011	6.39%
Walgreen's/Tim Hortons	28,640	4.86%
Automated Trading Desk	13,800	5.66%
Federal Express VI & VII	24,300	4.55%
Multi-Tenant	51,600	4.93%
Less: amortization of principal	(1,273)
Total mortgage debt – March 25, 2011(2)	$492,833	5.54%
Total portfolio leverage ratio(3)	41.6%

(1)	Consists of first mortgage long-term debt only.
(2)	Weighted-average, as applicable.
(3)	Mortgage debt divided by base purchase price.

Sales of Common Stock

As of March 15, 2011, the Company had issued 82.0 million shares of common stock, including shares issued under the DRIP. Total gross proceeds from these issuances were $802.1 million. As of March 15, 2011, the aggregate value of all share issuances was $811.9 million based on a per share value of $10.00 (or $9.50 per share for shares issued under the DRIP).

Total capital raised to date is as follows (amounts in thousands):

Source of Capital	Inception to December 31, 2010	January 1 to March 15, 2011	Total
Common shares	$603,599	$198,485	$802,084
Notes payable	12,790	—	12,790
Exchange proceeds(1)	24,460	—	24,460
	$640,849	$198,485	$839,334

(1)	Includes amounts received by the Company in connection with transactions completed through its affiliate, American Realty Capital Exchange, LLC.

Real Estate and Accumulated Depreciation
Schedule III
December 31, 2010

					Initial Costs			Gross Amount Carried at December 31, 2010
Property	City	State	Encumbrances at December 31, 2010		Land	Buildings and Fixtures	Adjustment to Basis		Accumulated Depreciation
Advance Auto	Plainfield	MI	$666		$230	$1,303	$—	$1,533	$56
Advance Auto II	Vicksburg	MS	474		104	938	—	1,042	24
Advance Auto II	Crystal Springs	MS	410		45	854	—	899	22
Advance Auto II	Harvest	AL	523		116	1,040	—	1,156	27
Advance Auto III	Lafayette	LA	527		296	888	—	1,184	16
Advance Auto III	Slidell	LA	564		382	891	—	1,273	16
Advance Auto III	West Monroe	LA	564		383	894	—	1,277	16
Advance Auto IV	Dunkirk	NY	—		495	606	—	1,101	4
AutoZone	San Juan	PR	1,500		353	2,003	—	2,356	21
AutoZone	Guayama	PR	1,000		483	1,127	—	1,610	12
AutoZone	Humacoa	PR	1,500		115	2,187	—	2,302	23
AutoZone	Ponce	PR	1,800		404	2,287	—	2,691	24
BB&T	Fort Myers	FL	—		1,020	2,380	—	3,400	—
Brown Shoe/Payless	Brookville (Dayton)	OH	9,100		1,870	35,522	—	37,392	253
Brown Shoe/Payless	Lecbec	CA	19,100		1,977	17,795	—	19,772	127
BSFS	Edmond	OK		(1)	340	1,929	—	2,269	83
BSFS	Oklahoma City	OK		(1)	315	1,787	—	2,102	77
BSFS	Middleburg	FL		(1)	347	1,968	—	2,315	85
BSFS	Yukon	OK		(1)	338	1,917	—	2,255	82
BSFS	Tulsa	OK		(1)	352	1,997	—	2,349	86
BSFS	Owasso	OK		(1)	327	1,852	—	2,179	80
BSFS II	Albuquerque	NM	—		487	1,462	—	1,949	54
BSFS II	Crowley	TX	—		355	1,419	—	1,774	52
BSFS II	Weatherford	TX	—		243	1,375	—	1,618	50
BSFS II	League City	TX	—		261	1,477	—	1,738	54
BSFS II	Allen	TX	—		592	1,381	—	1,973	51
BSFS II	Rockwall	TX	—		642	1,497	—	2,139	55
BSFS II	Baton Rouge	LA	—		503	1,509	—	2,012	50
BSFS II	Benton	AR		(4)	461	1,383	—	1,844	46
BSFS II	Wichita	KS		(4)	344	1,374	—	1,718	45
BSFS II	Pearland	TX		(4)	556	1,297	—	1,853	43
BSFS II	Grand Junction	CO	—		506	1,518	—	2,024	50
BSFS II	Austin	TX		(4)	463	1,390	—	1,853	46
CSAA/Chase Bank	Northlake	IL	1,700		3,507	—	—	3,507	—
CSAA/Chase Bank	Carpentersville	IL	1,400		2,989	—	—	2,989	—
CSAA/CVS	Decatur	GA	2,000		1,284	2,995	—	4,279	53
CSAA/Fifth Thrid Bank	Schaumburg	IL	1,600		3,519	—	—	3,519	—
CSAA/Fifth Thrid Bank	Montgomery	IL	1,200		2,679	—	—	2,679	—
CSAA/Home Depot	Austell	GA	3,900		8,720	—	—	8,720	—
CSAA/Walgreens	Chelsea	AL	3,000		1,224	4,897	—	6,121	87
CSAA/Walgreens	Marysville	OH	1,900		984	2,951	—	3,935	52
CSAA/Walgreens	Upper Arlington	OH	2,700		1,929	3,583	—	5,512	64
CSAA/Walgreens	Austin	TX	2,300		1,568	2,911	—	4,479	52
CSAA/Walgreens	Joliet	IL	1,800		1,115	2,601	—	3,716	46
CVS	Chicago	IL	2,113		3,722	3,330	—	7,052	179
CVS	Visalia	CA	1,819		—	2,778	—	2,778	149
CVS	Smyrna	GA	2,815		654	3,705	—	4,359	199

				Initial Costs			Gross Amount Carried at December 31, 2010
Property	City	State	Encumbrances at December 31, 2010	Land	Buildings and Fixtures	Adjustment to Basis		Accumulated Depreciation
CVS	Phoenix	AZ	2,095	—	3,228	—	3,228	174
CVS	Coppell	TX	3,482	810	4,588	—	5,398	247
CVS	Columbia	SC	1,926	446	2,525	—	2,971	136
CVS	Asheville	NC	1,126	—	1,770	—	1,770	95
CVS	Northville	MI	2,716	626	3,549	—	4,175	191
CVS	Moline	IL	2,815	658	3,729	—	4,387	201
CVS	Wilton	NY	2,553	603	3,414	—	4,017	184
CVS II	Pico Rivera	CA	2,463	—	4,014	—	4,014	187
CVS II	Reno	NV	1,657	—	2,708	—	2,708	126
CVS II	Harrisonville	MO	2,058	508	2,876	—	3,384	134
CVS II	Jacksonville	FL	2,415	598	3,391	—	3,989	158
CVS II	Creedmoor	NC	1,851	454	2,573	—	3,027	120
CVS II	Holly Springs	NC	2,088	513	2,906	—	3,419	135
CVS II	Chandler	AZ	2,127	—	3,459	—	3,459	161
CVS II	Auburn	AL	2,311	571	3,237	—	3,808	151
CVS II	Rome	GA	1,655	—	2,699	—	2,699	126
CVS II	Biddeford	ME	1,981	—	3,225	—	3,225	150
CVS II	Gainesville	FL	3,265	807	4,575	—	5,382	213
CVS II	Chesterton	IN	3,263	804	4,557	—	5,361	212
CVS II	Walkertown	NC	2,031	499	2,830	—	3,329	132
CVS II	East Ellijay	GA	2,094	516	2,923	—	3,439	136
CVS II	Brooklyn Park	MN	1,474	—	2,379	—	2,379	111
DaVita Dialysis	Lincoln	NE	—	122	2,326	—	2,448	—
Dollar General	Jacksonville	FL	—	201	803	—	1,004	18
Dollar General II	Hilliard	FL	—	217	868	—	1,085	3
Dollar General III	Gillespie	IL	—	35	672	—	707	—
Dollar General III	Marseilles	IL	—	117	661	—	778	—
Dollar General III	Mt. Zion	IL	—	119	677	—	796	—
Dollar General IV	San Mateo	FL	—	208	834	—	1,042	—
FedEx	Snow Shoe	PA	6,965	1,413	7,930	—	9,343	967
FedEx II	Houston	TX	16,091	4,021	22,786	—	26,807	1,471
FedEx III	Sacramento	CA	15,000	7,283	21,849	—	29,132	641
FedEx IV	Sioux Falls	SD	1,600	606	2,423	—	3,029	26
FedEx IX	Lincoln	NE	—	773	4,379	—	5,152	—
FedEx V	Grand Forks	ND	—	599	1,796	—	2,395	6
FedEx VI	Louisville	KY	—	3,776	21,397	—	25,173	76
FedEx VII	Springfield	MO	—	3,304	13,217	—	16,521	47
FedEx VIII	Dodge City	KS	—	86	1,633	—	1,719	—
FedEx VIII	Beckley	WV	—	322	2,901	—	3,223	—
FedEx VIII	Hays	KS	—	63	1,199	—	1,262	—
FedEx VIII	St. Cloud	MN	—	300	2,702	—	3,002	—
First Niagara	Springhouse	PA	3,044	561	3,165	—	3,726	386
First Niagara	Lansford	PA	1,517	279	1,578	—	1,857	192
First Niagara	Lansdale	PA	1,367	251	1,423	—	1,674	173
First Niagara	Lansdale	PA	1,211	224	1,258	—	1,482	153
First Niagara	Summit Hill	PA	1,337	245	1,391	—	1,636	170
First Niagara	Sellersville	PA	869	159	904	—	1,063	110
First Niagara	Limerick	PA	1,265	232	1,316	—	1,548	160
First Niagara	Wyomissing	PA	1,156	212	1,203	—	1,415	147
First Niagara	Palmerton	PA	2,477	455	2,577	—	3,032	314

					Initial Costs			Gross Amount Carried at December 31, 2010
Property	City	State	Encumbrances at December 31, 2010		Land	Buildings and Fixtures	Adjustment to Basis		Accumulated Depreciation
First Niagara	Skippack	PA	1,142		210	1,188	—	1,398	145
First Niagara	Walnutport	PA	1,269		233	1,321	—	1,554	161
First Niagara	Slatington	PA	2,678		492	2,786	—	3,278	340
First Niagara	Slatington	PA	890		163	926	—	1,089	113
First Niagara	Lehighton	PA	747		137	777	—	914	95
First Niagara	Harleysville	PA	10,031		1,853	10,427	—	12,280	1,271
Fresenius	Shasta Lake	CA	3,081		273	5,195	—	5,468	210
Fresenius	Apple Valley	CA	2,957		262	4,973	—	5,235	201
Home Depot	Topeka	KS	12,150		—	18,306	—	18,306	853
IHOP	Hilton Head	SC		(4)	634	1,478	—	2,112	38
IHOP II	Buford	GA		(4)	497	1,491	—	1,988	33
IHOP III	Cincinnati	OH		(2)	862	2,012	—	2,874	44
IHOP IV	Parker	CO		(2)	—	1,361	—	1,361	19
IHOP IV	Beaverton	OR		(2)	—	1,296	—	1,296	18
IHOP IV	Sugar Land	TX		(2)	651	1,519	—	2,170	22
IHOP IV	Salem	OR	—-		—	901	—	901	13
IHOP IV	El Paso	TX		(2)	—	1,104	—	1,104	16
IHOP IV	Charlottesville	VA		(2)	—	912	—	912	13
IHOP IV	Centerville	UT		(2)	87	1,646	—	1,733	23
IHOP IV	Roanoke	VA		(2)	—	1,036	—	1,036	15
IHOP IV	El Paso	TX		(2)	—	1,428	—	1,428	20
IHOP IV	LaVerne	CA		(2)	—	1,240	—	1,240	18
IHOP IV	Memphis	TN		(2)	—	1,313	—	1,313	19
IHOP IV	Shawnee	KS		(2)	—	1,076	—	1,076	15
IHOP IV	Topeka	KS		(2)	360	1,438	—	1,798	20
IHOP IV	Alexandria	LA		(2)	—	1,047	—	1,047	15
IHOP IV	Baton Rouge	LA	—		—	1,842	—	1,842	26
IHOP IV	Memphis	TN		(2)	381	1,525	—	1,906	22
IHOP IV	Springfield	MO		(2)	—	1,509	—	1,509	21
IHOP IV	Rochester	NY		(2)	—	1,378	—	1,378	20
IHOP IV	Albuquerque	NM		(2)	—	1,106	—	1,106	16
Jack in the Box	Desloge	NM		(3)	876	876	—	1,752	32
Jack in the Box	The Dalles	NM		(3)	737	901	—	1,638	33
Jack in the Box	Corpus Christi	NM		(3)	588	882	—	1,470	33
Jack in the Box	Vancouver	NM		(3)	1,024	1,251	—	2,275	46
Jack in the Box	Houston	TX	966		623	935	—	1,558	28
Jack in the Box II	S. Houston	TX	—		607	1,127	—	1,734	25
Jack in the Box II	Victoria	TX	—		280	1,120	—	1,400	25
Jack in the Box II	Beaumont	TX	—		363	1,451	—	1,814	32
Jack in the Box II	Ferris	TX	—		366	1,098	—	1,464	24
Jack in the Box II	Victoria	TX	—		491	1,146	—	1,637	25
Jack in the Box II	Forney	TX	—		627	1,164	—	1,791	26
Jared Jewelry	Watchung	NJ		(4)	—	2,218	—	2,218	65
Jared Jewelry	Amherst	NY	—		—	811	—	811	24
Jared Jewelry	Lake Grove	NY	—		—	1,423	—	1,423	42
Jared Jewelry II	Plymouth	MA		(4)	—	1,321	—	1,321	29
Kum & Go I	Fair Grove	MO	—		123	490	—	613	5
Kum & Go I	Springfield	MO	—		293	1,171	—	1,464	12
Kum & Go I	Hollister	MO	—		314	1,255	—	1,569	13
Kum & Go I	Springfield	MO	—		371	866	—	1,237	9

				Initial Costs			Gross Amount Carried at December 31, 2010
Property	City	State	Encumbrances at December 31, 2010	Land	Buildings and Fixtures	Adjustment to Basis		Accumulated Depreciation
Kum & Go I	Springfield	MO	—	203	1,152	—	1,355	12
Kum & Go I	Bolivar	MO	—	273	1,091	—	1,364	12
Kum & Go I	Springfield	MO	—	209	838	—	1,047	9
Kum & Go I	Springfield	MO	—	504	1,177	—	1,681	13
Kum & Go I	Bolivar	MO	—	252	1,006	—	1,258	11
Kum & Go I	Springfield	MO	—	934	2,180	—	3,114	23
Kum & Go I	Springfield	MO	—	244	1,380	—	1,624	15
Kum & Go I	Monett	MO	—	249	746	—	995	8
Kum & Go I	Springfield	MO	—	189	1,070	—	1,259	11
Kum & Go I	Waynesville	MO	—	369	685	—	1,054	7
Kum & Go II	Waynesville	IO	—	61	1,155	—	1,216	8
Kum & Go II	Waynesville	IO	—	260	1,041	—	1,301	7
O’Reilly Auto Parts	Joliet	IL	1,300	531	1,592	—	2,123	23
PNC	Blairsville	PA	653	131	728	—	859	65
PNC	Bloomfield	NJ	653	126	712	—	838	64
PNC	Cedar Grove	NJ	977	198	1,123	—	1,321	101
PNC	Clarks Summit	PA	326	103	586	—	689	53
PNC	Clementon	NJ	977	197	1,117	—	1,314	100
PNC	Clifton	NJ	326	93	527	—	620	47
PNC	Dayton	NJ	653	172	975	—	1,147	87
PNC	Deptford	NJ	653	138	783	—	921	70
PNC	Dillsburg	PA	326	91	517	—	608	46
PNC	Dunellen	NJ	653	157	889	—	1,046	80
PNC	East Brunswick	NJ	653	175	976	—	1,151	87
PNC	Fairfield	NJ	1,304	268	1,701	—	1,969	189
PNC	Fanwood	NJ	653	167	947	—	1,114	85
PNC	Garfield	NJ	977	190	1,079	—	1,269	97
PNC	Haddonfield	NJ	653	149	842	—	991	75
PNC	Kearny	NJ	653	145	821	—	966	74
PNC	Mahwah	NJ	653	128	723	—	851	65
PNC	Martinsville	NJ	977	227	1,285	—	1,512	115
PNC	Media1	PA	653	128	727	—	855	65
PNC	Media2	PA	326	78	440	—	518	39
PNC	Millstone	NJ	653	125	709	—	834	64
PNC	Mountain Lakes	NJ	653	149	842	—	991	76
PNC	Northvale	NJ	653	131	744	—	875	67
PNC	Orange	NJ	653	158	897	—	1,055	80
PNC	Parlin	NJ	653	169	960	—	1,129	86
PNC	Paterson	NJ	653	138	785	—	923	70
PNC	Paterson	NJ	326	90	512	—	602	46
PNC	Philadelphia	PA	652	138	767	—	905	69
PNC	Philadelphia	PA	652	169	956	—	1,125	86
PNC	Philadelphia	PA	325	103	583	—	686	52
PNC	Philadelphia	PA	652	142	806	—	948	72
PNC	Philadelphia	PA	326	116	644	—	760	58
PNC	Philadelphia	PA	325	84	478	—	562	43
PNC	Pittsburgh	PA	652	119	675	—	794	60
PNC	Pompton Plains	NJ	326	90	511	—	601	46
PNC	Raritan	NJ	977	210	1,189	—	1,399	107
PNC	Somerset	PA	977	191	1,085	—	1,276	97

				Initial Costs			Gross Amount Carried at December 31, 2010
Property	City	State	Encumbrances at December 31, 2010	Land	Buildings and Fixtures	Adjustment to Basis		Accumulated Depreciation
PNC	Somerville	NJ	977	180	1,005	—	1,185	90
PNC	Swarthmore	PA	326	98	553	—	651	50
PNC	Tannersville	PA	653	126	715	—	841	64
PNC	Tenafly	NJ	653	132	748	—	880	67
PNC	Trenton	NJ	977	208	1,177	—	1,385	105
PNC	Vineland	NJ	653	120	666	—	786	60
PNC	Warren	PA	653	132	746	—	878	67
PNC	West Chester	OH	978	176	997	—	1,173	89
PNC	West Orange	NJ	653	131	743	—	874	67
PNC	West Orange	NJ	326	92	521	—	613	47
PNC	West Paterson	NJ	653	105	598	—	703	54
PNC	Westwood	NJ	653	112	632	—	744	57
PNC Bank	Palm Coast	FL	1,988	427	2,417	—	2,844	243
PNC Bank	Pompano Beach	FL	2,349	519	2,940	—	3,459	274
Reckitt Benckiser	Tooele	UT	14,881	1,290	24,510	—	25,800	900
Rite Aid	Pittsburgh	PA	4,110	866	4,906	—	5,772	475
Rite Aid	Carlisle	PA	3,008	637	3,597	—	4,234	348
Rite Aid	Carrollton	OH	1,730	325	1,826	—	2,151	177
Rite Aid	East Liverpool	OH	1,630	305	1,729	—	2,034	167
Rite Aid	Cadiz	OH	1,240	232	1,317	—	1,549	128
Rite Aid	Lisbon	OH	1,090	205	1,160	—	1,365	112
Rockland Trust	Centerville	MA	793	155	879	—	1,034	101
Rockland Trust	Middleboro	MA	647	127	719	—	846	82
Rockland Trust	Pembroke	MA	1,086	213	1,206	—	1,419	138
Rockland Trust	Hull	MA	484	95	537	—	632	62
Rockland Trust	Duxbury	MA	932	182	1,034	—	1,216	119
Rockland Trust	Hanover	MA	927	182	1,029	—	1,211	118
Rockland Trust	Rockland	MA	2,858	563	3,173	—	3,736	364
Rockland Trust	Rockland	MA	1,232	242	1,369	—	1,611	157
Rockland Trust	S. Yarmouth	MA	1,112	218	1,235	—	1,453	142
Rockland Trust	Hyannis	MA	1,657	325	1,840	—	2,165	211
Rockland Trust	Chatham	MA	1,052	206	1,167	—	1,373	134
Rockland Trust	Orleans	MA	959	188	1,066	—	1,254	122
Rockland Trust	Scituate	MA	888	174	986	—	1,160	113
Rockland Trust	Plymouth	MA	3,617	714	4,013	—	4,727	460
Rockland Trust	Middleboro	MA	2,430	478	2,697	—	3,175	309
Rockland Trust	Brockton	MA	447	88	498	—	586	57
Rockland Trust	Randolph	MA	1,075	211	1,194	—	1,405	137
Rockland Trust	West Dennis	MA	973	167	1,080	—	1,247	124
St Joseph’s Mercy Medical	Hot Springs	AR	1,000	385	1,539	—	1,924	11
St Joseph’s Mercy Medical	Hot Springs	AR	2,500	486	4,377	—	4,863	31
St Joseph’s Mercy Medical	Hot Springs	AR	900	379	1,516	—	1,895	11
Super Stop and Shop	Nanuet	NY	10,800	3,094	17,532	—	20,626	450
Tractor Supply I	Mansfield	PA	1,300	234	2,107	—	2,341	37
Tractor Supply I	Dubois	PA	1,400	237	2,130	—	2,367	45
Tractor Supply I	Elizabethville	PA	1,300	228	2,050	—	2,278	36
Tractor Supply I	Lewisburg	WV	1,400	479	1,918	—	2,397	27
Tractor Supply II	Marksville	LA	—	203	1,831	—	2,034	13
Tractor Supply III	Sonora	CA	—	1,052	3,157	—	4,209	—
Walgreens	Sealy	TX	1,550	515	2,918	—	3,433	178

				Initial Costs			Gross Amount Carried at December 31, 2010
Property	City	State	Encumbrances at December 31, 2010	Land	Buildings and Fixtures	Adjustment to Basis		Accumulated Depreciation
Walgreens II	Byram	MS	3,000	1,973	2,960	—	4,933	76
Walgreens III	New York	NY	2,822	439	3,955	—	4,394	87
Walgreens IV	Grand Rapids	MN	2,700	1,135	4,542	—	5,677	65
Walgreens V	Mount Pleasant	MI	3,500	835	3,339	—	4,174	36
Walgreens VI	Louisville	KY	3,061	1,718	3,190	—	4,908	11
Walgreens VI	Louisville	KY	3,266	1,839	3,415	—	5,254	12
Walgreens VI	Radcliff	KY	3,257	1,835	3,407	—	5,242	12
Walgreens VI	Mayfield	KY	2,996	1,204	3,613	—	4,817	12
Walgreens VI	Huntington	WV	3,633	1,178	4,713	—	5,891	17
Walgreens VI	Princeton	IN	3,013	713	4,040	—	4,753	15
Walgreens VI	Louisville	KY	3,674	2,660	3,247	—	5,907	14
Walgreens VII	Conway	SC	—	—	2,440	—	2,440	—
Encumbrances Allocated based on notes below			19,995	—	—	—	—	—
Total			$372,755	$142,401	$631,999	$—	$774,400	$26,263

(1)	These properties collateralize a $3.8 million mortgage note payable of which $3.8 million was outstanding as of December 31. 2010
(2)	These properties collateralize a $12.5 million mortgage note payable of which $11.8 million was outstanding as of December 31, 2010
(3)	These properties collateralize a $4.4 million mortgage note payable of which $4.4 million was outstanding as of December 31, 2010
(4)	Properties were purchased with Capital One line of credit. As of December 31, 2010, the Company did not carry a balance on the Capital one line of credit

Each location is a single tenant, freestanding property. Each of our properties has a depreciable life of 40 years. Acquired intangibles in the amount of $108.2 million are not allocated to individual properties as reflected in the table above. The accumulated depreciation column excludes $6.5 million of amortization associated with acquired intangible lease assets.

A summary of activity for real estate and accumulated depreciation for the years ended December 31, 2010 and 2009 (in thousands):

	Year Ended December 31,
	2010	2009
Real estate investments, at cost:
Balance at beginning of year	$299,718	$148,322
Additions-Acquisitions	475,436	151,396
Deductions-cost of real estate sold	(754)	—
Balance at end of the year	$774,400	$299,718
Accumulated depreciation and amortization:
Balance at beginning of year	$9,115	$2,534
Depreciation expense	17,200	6,581
Real estate sold	(52)	—
Balance at end of the year	$26,263	$9,115

Schedule 1.1

PNC Bank, National Association Leases

1.	Lease Agreement by and between ARC PANJOH54, LLC and PNC Bank, National Association dated November 25, 2008 (Media, PA)
2.	Lease Agreement by and between ARC PANJOH54, LLC and PNC Bank, National Association dated November 25, 2008 (Paterson, NJ)
3.	Lease Agreement by and between ARC PANJOH54, LLC and PNC Bank, National Association dated November 25, 2008 (Sayreville, NJ)
4.	Lease Agreement by and between ARC PANJOH54, LLC and PNC Bank, National Association dated November 25, 2008 (Lawrence Township, NJ)
5.	Lease Agreement by and between ARC PANJOH54, LLC and PNC Bank, National Association dated November 25, 2008 (Bridgewater Township, NJ)
6.	Lease Agreement by and between ARC PANJOH54, LLC and PNC Bank, National Association dated November 25, 2008 (Orange, NJ)
7.	Lease Agreement by and between ARC PANJOH54, LLC and PNC Bank, National Association dated November 25, 2008 (Mountain Lakes, NJ)
8.	Lease Agreement by and between ARC PANJOH54, LLC and PNC Bank, National Association dated November 25, 2008 (Kearny, NJ)
9.	Lease Agreement by and between ARC PANJOH54, LLC and PNC Bank, National Association dated November 25, 2008 (Pompton Plains, NJ)
10.	Lease Agreement by and between ARC PANJOH54, LLC and PNC Bank, National Association dated November 25, 2008 (West Orange, NJ)
11.	Lease Agreement by and between ARC PANJOH54, LLC and PNC Bank, National Association dated November 25, 2008 (Fairfield, NJ)
12.	Lease Agreement by and between ARC PANJOH54, LLC and PNC Bank, National Association dated November 25, 2008 (Fanwood, NJ)
13.	Lease Agreement by and between ARC PANJOH54, LLC and PNC Bank, National Association dated November 25, 2008 (Raritan, NJ)
14.	Lease Agreement by and between ARC PANJOH54, LLC and PNC Bank, National Association dated November 25, 2008 (Haddonfield, NJ)
15.	Lease Agreement by and between ARC PANJOH54, LLC and PNC Bank, National Association dated November 25, 2008 (Mahwah, NJ)
16.	Lease Agreement by and between ARC PANJOH54, LLC and PNC Bank, National Association dated November 25, 2008 (Clementon, NJ)
17.	Lease Agreement by and between ARC PANJOH54, LLC and PNC Bank, National Association dated November 25, 2008 (Northvale, NJ)
18.	Lease Agreement by and between ARC PA-QRS Trust and PNC Bank, National Association dated November 25, 2008 (Philadelphia, PA)
19.	Lease Agreement by and between ARC PA-QRS Trust and PNC Bank, National Association dated November 25, 2008 (Media, PA)
20.	Lease Agreement by and between ARC PA-QRS Trust and PNC Bank, National Association dated November 25, 2008 (Philadelphia, PA)

1.1-1

21.	Lease Agreement by and between ARC PA-QRS Trust and PNC Bank, National Association dated November 25, 2008 (Swarthmore, PA)
22.	Lease Agreement by and between Community Academy for Lifelong Learning and PNC Bank, National Association dated July 23, 1999 (State College, PA)
23.	Lease Agreement by and between Jephthah Lodge and PNC Bank, National Association dated Novemebr 3, 2003. (Rockaway, NJ)
24.	Lease Agreement by and between Thomas P. Farnoly, P.A. and PNC Bank, National Association dated June 24, 2004 (Vineland, NJ)
25.	Lease Agreement by and between PNC Bank, National Association and ARC PANJOH54, LLC dated November 25, 2008 (Tenafly, New Jersey)
26.	Lease Agreement by and between ARC PA-QRS Trust and PNC Bank, National Association dated November 25, 2008 (Blairsville, PA)
27.	Lease Agreement by and between ARC PANJOH54, LLC and PNC Bank, National Association dated November 25, 2008 (Westwood, PA)
28.	Lease Agreement by and between PNC Bank, National Association and ARC PA-QRS Trust dated November 25, 2008 (Somerset, PA)
29.	Lease Agreement by and between PNC Bank, National Association and ARC PA-QRS Trust dated November 25, 2008 (Summit, PA)
30.	Lease Agreement by and between PNC Bank, National Association and ARC PANJOH54, LLC dated November 25, 2008 (Glenridge, New Jersey)
31.	Lease Agreement by and between PNC Bank, National Association and ARC PANJOH54, LLC dated November 25, 2008 (Clifton, New Jersey)
32.	Lease Agreement by and between PNC Bank, National Association and d ARC PANJOH54, LLC ated November 25, 2008 (Paterson, New Jersey)
33.	Lease Agreement by and between PNC Bank, National Association and ARC PANJOH54, LLC dated November 25, 2008 (Dayton, New Jersey)
34.	Lease Agreement by and between PNC Bank, National Association and ARC PA-QRS Trust dated November 25, 2008 (Philadelphia, PA)
35.	Lease Agreement by and between PNC Bank, National Association and ARC PA-QRS Trust dated November 25, 2008 (East Warren, PA)
36.	Lease Agreement by and between PNC Bank, National Association and d ARC PANJOH54, LLC ated November 25, 2008 (Bloomfield, New Jersey)
37.	Lease Agreement by and between PNC Bank, National Association and ARC PANJOH54, LLC dated November 25, 2008 (Pittsburgh, New Jersey)
38.	Lease Agreement by and between PNC Bank, National Association and ARC PANJOH54, LLC dated November 25, 2008 (West Orange, New Jersey)
39.	Lease Agreement by and between PNC Bank, National Association and ARC PANJOH54, LLC dated November 25, 2008 (East Brunswick, New Jersey)
40.	Lease Agreement by and between PNC Bank, National Association and ARC PANJOH54, LLC dated November 25, 2008 (Cedar Grove, New Jersey)
41.	Lease Agreement by and between PNC Bank, National Association and ARC PANJOH54, LLC dated November 25, 2008 (Millstone, New Jersey)

1.1-2

42.	Lease Agreement by and between PNC Bank, National Association and ARC PANJOH54, LLC dated November 25, 2008 (Vineland, New Jersey)
43.	Lease Agreement by and between PNC Bank, National Association and ARC PANJOH54, LLC dated November 25, 2008 (Deptford, New Jersey)
44.	Lease Agreement by and between PNC Bank, National Association and ARC PANJOH54, LLC dated November 25, 2008 (West Paterson, NJ)
45.	Lease Agreement by and between PNC Bank, National Association and ARC PANJOH54, LLC dated November 25, 2008 (West Orange, New Jersey)
46.	Lease Agreement by and between PNC Bank, National Association and ARC PANJOH54, LLC dated November 25, 2008 (Dunellen, New Jersey)
47.	Lease Agreement by and between PNC Bank, National Association and ARC PA-QRS Trust dated November 25, 2008 (Dillsburg, PA)
48.	Lease Agreement by and between PNC Bank, National Association and ARC PA-QRS Trust dated November 25, 2008 (Tannersville, PA)
49.	Lease Agreement by and between PNC Bank, National Association and ARC PA-QRS Trust dated November 25, 2008 (Philadelphia, PA)
50.	Lease Agreement by and between PNC Bank, National Association and ARC PANJOH54, LLC dated November 25, 2008 (Vineland, New Jersey)
51.	Lease Agreement by and between National City Bank and American Realty Capital II, LLC dated June 30, 2008 (Palm Coast, Florida)
52.	Lease Agreement by and between National City Bank and ARC WBPBFL000lLLC dated June 23, 2008 (Pompano Beach, Florida)

1.1-3

Schedule 1.2

Walgreens Leases

1.	Lease dated September 27, 2006 by and between Three J. Sealy Ltd. and Walgreen Co. (Sealy, Texas);
2.	Lease dated May 30, 2007 by and between Byram Siwell LLC and Walgreen Co. (Byram, Mississippi); Assignment and Assumption of Lease Agreement, dated May 17, 2010, made by Bryam Silwell, LLC for the benefit of ARC WGBYRMS001, LLC
3.	Leased dated June 18, 2008 by and between Main St. & Lake St. Development Corp. and Walgreen Eastern Co., Inc. (LeRoy, New York); Assignment and Assumption of Lease dated June 30, 2010 made by Main St & Lake Development LLC for the benefit of ARC WGLERNY001, LLC
4.	Lease dated September 25, 2007 by and between Marysville — Delaware, LLC and Walgreen Co. (Marysville, Ohio); Assignment and Assumption of Lease dated August 6, 2010 made by California State Automobile Association Inter-Insurance Bureau for the benefit of ARC WGMRYOH001, LLC
5.	Lease dated October 26, 2007 by and between Maddoro Ltd. and Walgreen Co. (Austin, Texas)
6.	Lease dated September 5, 2007 by and between Chelsea Corners LLC and Walgreen Co. (Chelsea, Alabama); Assignment and Assumption of Lease dated August 6, 2010 made by California State Automobile Association Inter-Insurance Bureau for the benefit of ARC WGCHEAL001, LLC
7.	Lease dated March 21, 2007 by and between Gendell Partners Joilet, LLC and Walgreen Co. (Joliet, Illinois); Assignment and Assumption of Lease dated August 6, 2010 made by California State Automobile Association Inter-Insurance Bureau for the benefit of ARC WGJOLIL001, LLC
8.	Lease dated June 6, 2005 by and between Arlington — Tremont, LLC and Walgreen Co. (Upper Arlington, OH); Assignment and Assumption of Lease dated August 6, 2010 made by California State Automobile Association Inter-Insurance Bureau for the benefit of ARC WGUAROH001, LLC
9.	Lease dated March 19, 2009 by and between Brinberg Properties III, LLC and Walgreen Co. (Grand Rapids, Michigan); Assignment and Assumption of Lease and Security Deposit dated September 14, 2010 made by Brinberg Properties III, LLC for the benefit of ARC WGGRPMN001, LLC
10.	Lease dated February 19, 2008 by and between Mission — Pickard Group, LLC and Walgreen Co. (Mount Pleasant, Michigan); Assignment and Assumption of Lease and Security Deposit dated September 15, 2010 made by Mission/Pickard Group, LLC for the benefit of ARC WGMTPMI001, LLC
11.	Lease dated December 20, 2007 by and between Hogan Holdings 28, LLC and Walgreen Co. (Radcliff, Kentucky); Assignment of Lease, dated November 9, 2010 made by Hogan Holdings 28, LLC for the benefit of LWAGRCKY LLC
12.	Lease dated June 3, 2008 by and between Hogan Holdings 29, LLC and Walgreen Co. (Princeton, Indiana)
13.	Lease dated October 1, 2008 by and between Hogan Holdings 33, LLC and Walgreen Co. (Louisville, Kentucky); Assignment of Lease, dated November 10, 2010, made by Hogan Holdings 33, LLC for the benefit of LWAGLVKY 1, LLC
14.	Lease dated August 4, 2008 by and between Hogan Holdings 32, LLC and Walgreen Co. (Mayfield, Kentucky)
15.	Lease dated March 11, 2008 by and between Hogan Holdings 30, LLC and Walgreen Co. (Huntington, WV); Assignment of Lease, dated November 9, 2010 made by Hogan Holdings 30, LLC for the benefit of LWAGHTWV LLC
16.	Lease dated March 22, 2006 by and between Point Five Development Grant, LLC and Walgreen Eastern Co., Inc. (Syracuse, New York); Assignment and Assumption of Lease, dated January 31, 2011, by and between Point Five Grant & Development, LLC and ARC WGSYRNY001, LLC

1.2-1

17.	Lease dated August 28, 2008 by and between Point Five Development Plattsburgh, LLC and Walgreen Eastern Co., Inc. (Plattsburgh, New York); Assignment and Assumption of Lease, dated January 31, 2011, made by Point Five Development Plattsburgh, LLC for the benefit of ARC WGPLTNY 001, LLC
18.	Lease dated June 20, 2006 by and between Point Five Development Pen Yan, LLC and Walgreen Eastern Co., Inc. (Pen Yan, New York); Assignment and Assumption fo Lease, dated January 31, 2011, made by Point Five Development Pen Yan, LLC for the benefit of ARC WGPYNNY001, LLC
19.	Lease dated March 9, 2009 by and between Point Five Development Orchard Park, LLC and Walgreen Eastern Co., Inc. (Orchard Park, New York); Assignment and Assumption of Lease, dated January 31, 2011, made by Point Five Development Orchard Park LLC for the benefit of ARC WGOPKNY001, LLC
20.	Lease dated December 21, 2006 by and between Point Five Development Ridge & Hudson, LLC and Walgreen Eastern Co., Inc. (Irondequoit, New York ); Assignment and Assumption of Lease, dated January 31, 2011, made by Point Five Development Ridge & Hudson, LLC for the benefit of ARC WGIRDNY001, LLC
21.	Lease dated June 10, 2005 by and between Ralph P. Destphano and Falls Bridge Development V, LLC (Greece / Long Pond, New York); Assignment and Assumption of Lease, dated January 31, 2010, made by Falls Bridge Development V, LLC for the benefit of ARC WGGRCNY002, LLC
22.	Lease dated October 13, 2008 by and between Point Five Development Mt. Read, LLC and Walgreen Eastern Co., Inc. (Greece/Mt. Reade and Maiden Lane, New York); Assignment and Assumption of Lease, dated January 31, 2011, made by Point Five Development Mt Read, LLC for the benefit of ARC WGGRCNY001, LLC
23.	Lease dated October 13, 2008 by and between Point Five Development Mt. Read, LLC and Walgreen Eastern Co., Inc. (Auburn/301 Genesee Street, New York); Assignment and Assumption of Lease, dated January 31, 2011 made by Point Five Development Mt. Read LLC for the benefit of ARC WGGRCNY001, LLC
24.	Lease dated July 9, 2008 by and between Point Five Development Angola, LLC and Walgreen Eastern Co., Inc. (Angola, New York); Assignment and Assumption of Lease, dated January 31, 2011, by and between Point Five Development Angola, LLC and ARC WGANGNY001, LLC
25.	Lease dated March 6, 2008 by and between Southern Highlands Development Partnership and Walgreen Co. (Martinsville, Virginia); Assignment and Assumption of Lease and Security Deposit, made February 28, 2011 by Southern Highlands Development Partnership for the benefit of ARC WGMARVA001, LLC
26.	Lease dated March 4, 2002 by and between Conway Corners, LLC and Walgreen Co. (Conway, South Carolina); Assignment and Assumption of Ground Lease made December 23, 2010 by Conway Corners 2, LLC for the benefit of ARC WGCNWSC001, LLC

1.2-2

Schedule 1.3

FedEx Leases

1.	Lease Agreement, dated November 3, 32004, by and between Snow Shoe Five, LLC and FedEx Freight East, Inc. (Snowshoe PA); Assignment of Lease and Security Deposit dated July 17, 2007 made by Snow Shoe Five, LLC for the benefit of ARC FESSPA001, LP
2.	Lease Agreement, dated August 20, 2007, by and between Louisville United LLC and FedEx Freight East, Inc. (Louisville, KY); Assignment and Assumption of Lease and Security Deposit dated December 10, 2010 by and between Louisville United Building C, LLC and ARC FELSVKY001, LLC.
3.	Lease, dated as of September 11, 2007, between 60th Street South, LLC and FedEx Ground Package System, Inc. (Saint Cloud, Minnesota); Assignment and Assumption of Lease and Security Deposit dated December 10, 2010 made by 60th Street South, LLC for the benefit of ARC FESTCMN001, LLC
4.	Lease, dated as of March 17, 2008, between 2008 Dodge City, LLC and FedEx Ground Package System, Inc. (Dodge City, Kansas); Assignment and Assumption of Lease and Security Deposit dated December 16, 2010 made by 2008 Dodge City, LLC for the benefit of ARC FEDGCKS001, LLC
5.	Lease, dated as of February 29, 2008, between 2008 Hays, LLC and FedEx Ground Package System, Inc., as amended by Amendment No. 1, dated June 24, 2008, by and between 2008 Hays, LLC and FedEx Ground Package System, Inc. (Hays, Kansas); Assignment and Assumption of Lease and Security Deposit dated December 16, 2010 made by 2008 Hays, LLC for the benefit of ARC FEHAYKS00I, LLC
6.	Lease, dated February 17, 2008, between Setzer Properties SGF, LLC and FedEx Freight East, Inc., as amended by Amendment No. 1, dated August 3, 2009, by and between Setzer Properties SGF, LLC and FedEx Freight East, Inc. (Springfield, Missouri); Assignment and Assumption of Lease and Security Deposit dated December 10, 2010 made by Setzer Properties SGF, LLC for the benefit of ARC FESPFMO001, LLC
7.	Lease Agreement, dated as of May 17, 2007, by and between PPE Satsuma Freight, LLC and FedEx Freight East, Inc., as amended by Amendment No. 1, dated October 24, 2008, by and between PPE Satsuma Freight, LLC and FedEx Freight East, Inc. (Houston, TX); Assignment and Assumption of Lease and Guaranty dated July 7, 2009 made by PPE Statsuma Freight, LLC for the benefit of ARC FEHOUTX 001, LLC
8.	Lease, dated March 17, 2008, between 2008 Beckley, LLC and FedEx Ground Package System, Inc. (Beckley, West Virginia); Assignment and Assumption of Lease and Security Deposit, dated December 2010, made by 2008 Beckley, LLC for the benefit of ARC FEBKYWV001 LLC
9.	Lease, dated October 2, 2009, between 2009 Sioux Falls, LLC and FedEx Ground Package Sytem, Inc. (Sioux Falls, South Dakota); Assignment and Assumption of Lease and Security Deposit dated September 23, 2010 made by 2009 Sioux Falls, LLC for the benefit of ARC FESXFSD001, LLC
10.	Lease, dated May 1, 2006, between M&R North Dakota II, LLC and FedEx Ground Package System, Inc. (Grand Forks, South Dakota); Assignment and Assumption of Lease and Security Deposit dated November 2010 made by M&R North Dakota II, LLC for the benefit of ARC FEGFKND001, LLC
11.	Lease, dated November 12, 2004, between KMS Development, LLC and FedEx Freigh West, Inc. (West Sacramento, California); Assignment and Assumption of Lease and Guaranty, dated April 30, 2010, made by KMS Development, LLC and ARC FESACCA001, LLC
12.	Lease, dated June 16, 2010, between 2009 Lincoln, LLC and FedEx Ground Package System, Inc. (Lincoln, Nebraska); Assignment and Assumption of Lease and Security Deposit dated December 23, 2010 made by 2009 Lincoln, LLC for the benefit of ARC FELNCNE001, LLC

1.3-1

Schedule 1.4

CVS Leases

1.	Sublease between ARC CVRNONV001, LLC, as Sublandlord and Nevada CVS Pharmacy, L.L.C. dated November 18, 2009 (Reno, NV)
2.	Lease between ARC CVGNVFL001, LLC, as Landlord and Holiday CVS, L.L.C., as Tenant dated November 18, 2009 (Gainesville, FL)
3.	Sublease between ARC CVROMGA001, LLC, as Sublandlord and Georgia CVS Pharmacy, L.L.C. as Subtenant dated November 18, 2009 (Rome, GA)
4.	Sublease between ARC CVBPKMN001, LLC, as Sublandlord and Grand St. Paul CVS, L.L.C. as Subtenant dated November 18, 2009 (Brooklyn Park, MN)
5.	Sublease between ARC CVBIDME001, LLC as Sublandlord and CVS State Capital, L.L.C as Subtenant dated November 18, 2009 (Biddeford, Maine)
6.	Sublease between ARC CVCHAAZ001, LLC, as Sublandlord and German Dobson CVS, L.L.C. dated November18, 2009 (Chandler, AZ)
7.	Lease between ARC CVCRDNC001, LLC as Landlord and North Carolina CVS Pharmacy, L.L.C. as Tenant dated November 18, 2009 (Creedmor, NC)
8.	Lease between ARC CVAUNAL001, LLC as Landlord and Alabama CVS Pharmacy, L.L.C., as Tenant dated November 18, 2009 (Auburn, AL)
9.	Lease between ARC CVWKTNC001, LLC as Landlord and North Caorlina CVS Pharmacy, L.LC., as Tenant dated November 18, 2009 (Walkertown, NC)
10.	Lease between ARC CVJKVFL001, LLC as Landlord and Holiday CVS, L.L.C., as Tenant dated November 18, 2009 (Jacksonville, FL)
11.	Lease between ARC CVEELGA001, LLC as Landlord and Revco Discount Drug Centers, Inc. as Tenant dated November 18, 2009 (East Ellijay, GA)
12.	Lease between ARC CVCSTIN001, LLC as Landlord and Hook-SupeRx, L.L.C. as Tenant dated November 18, 2009 (Chesterton, Indiana)
13.	Lease between ARC CVHSVMO001, LLC, as Landlord and Missouri CVS Pharmacy, L.L.C. , as Tenant dated November 18, 2009 (Harrisonville, Missouri)
14.	Lease between ARC CVHLSNC001, LLC, as Landlord and North Carolina CVS Pharmacy, L.L.C., as Tenant dated November 18, 2009 (Holly Springs, NC)
15.	Sublease between ARC CVPRACA001, LLC, as Sublandlord and Garfield Beach CVS, L.L.C. dated November 18, 2009 (Pico Rivera, CA)
16.	Lease between ARC CVSMYGA001, LLC, as Landlord and Georgia CVS Pharmacy, L.L.C., as Tenant, dated September 18, 2009. (Smyrna, GA)
17.	Sublease between ARC CVPHXAZ001, LLC, as Sublandlord and German Dobson CVS, L.L.C., as Subtenant, dated September 18, 2009. (Phoenix, AZ)
18.	Lease between CVNLMI001, LLC, as Landlord and Woodward Detroit CVS, LLC, as Tenant, dated September 18, 2009. (Northville, MI)
19.	Lease between CVMOLIL001, LLC, as Landlord and Highland Park CVS, L.L.C., as Tenant, dated September 18, 2009. (Moline, IL)
20.	Lease between ARC CVCOPTX001, LLC, as Landlord and CVS Pharmacy, Inc., as Tenant dated September 18, 2009. (Coppell, TX)

1.4-1

21.	Lease between ARC CVCOLSC001, LLC, as Landlord and South Carolina CVS Pharmacy, L.L.C., as Tenant dated September 18, 2009. (Columbia, SC)
22.	Sublease between ARCCVASHNC001, LLC, as Sublandlord and Revco Discount Drug Centers, Inc. as Subtenant, dated September 18, 2009. (Asheville, NC)
23.	Sublease between ARC CVCHIIL001, LLC, as Sublandlord and Highland Park CVS, L.L.C., as Subtenant, dated September 18, 2009. (Chicago, IL)
24.	Lease between ARC CVWILNY001, LLC, as Landlord and CVS Albany, L.L.C. as Tenant, dated September 18, 2009 (Wilton, New York)
25.	Sublease between ARC CVVISCA001, LLC, as Sublandlord and Garfield Beach CVS L.L.C. as Subtenant dated September 18, 2009 (Visalia, CA)
26.	Lease, dated May 6, 2009, between RT3 AND 301, LLC and Virginia CVS Pharmacy, LLC (King George, Virginia); Assignment and Assumption of Lease, dated February 3, 2011 made by RT3 AND 301, LLC for the benefit of ARC CVKGCVA001, LLC
27.	Lease, dated September 23, 1996, between CVS Corporations and Cherry Street- North Decatur (Decatur, GA); Assignment and Assumption of Lease dated August 6, 2010 made by California State Automobile Association Inter-Insurance Bureau for the benefit of ARC CVDECGA001, LLC
28.	Lease, dated December 20, 2006, by and between ARC/DRCM Vero Beach FL, LLC and CVS Vero FL Distribution, L.L.C. (Vero Beach, FL)
29.	Lease, dated December 1, 2004, by and between Haverhill Development Partners, LLC and Haverhill CVS, Inc. (Haverhill, MA); Assignment of Lease and Security Deposit dated June 18, 2007 for the benefit of ARC CVHVHMA001, LLC
30.	Lease, dated June 22, 2006, by and between Green Point Partners, LLC and Georgia CVS Pharmacy, LLC (Douglasville, GA); Assignment of Lease and Guaranty dated May 16, 2007 made by Green Point Partners, LLC for the benefit of ARC CVDVLGA001, LLC
31.	Ground Lease, dated September 14, 2005, by and between North Shore Holdings, Ltd. and Chicago West Belmont CVS, LLC. (Chicago, IL); Assignment and Assumption of Lease and Security Deposit, dated September 24, 2010, made by NSH Belnar CVS, LLC for the benefit of ARC CVCHIL002 LLC
32.	Ground Lease, dated March 20, 2008, by and between CVS 4176 NC, L.L.C. and CVS Store No. 4176-02 (Asheville, NC); Assignment and Assumption of Ground Lease, dated September 1, 2009, made by CVS 4176 NC, L.L.C. for the benefit of ARC CVASHNC001, LLC

1.4-2

Schedule 1.5

Rockland Trust Leases

1.	Lease Agreement by and between ARC ROCK17MA LLC and Rockland Trust Company dated May 1, 2008 (West Dennis, MA)
2.	Lease Agreement by and between ARC ROCK17MA LLC and Rockland Trust Company dated May 1, 2008 (South Yarmouth, MA)
3.	Lease Agreement by and between ARC ROCK17MA LLC and Rockland Trust Company dated May 1, 2008 (Plymouth, MA)
4.	Lease Agreement by and between ARC ROCK17MA LLC and Rockland Trust Company dated May 1, 2008 (Randolph, MA)
5.	Lease Agreement by and between ARC ROCK17MA LLC and Rockland Trust Company dated May 1, 2008 (Scituate, MA)
6.	Lease Agreement by and between ARC ROCK17MA LLC and Rockland Trust Company dated May 1, 2008 (Rockland, MA)
7.	Lease Agreement by and between ARC ROCK17MA LLC and Rockland Trust Company dated May 1, 2008 (Orleans, MA)
8.	Lease Agreement by and between ARC ROCK17MA LLC and Rockland Trust Company dated May 1, 2008 (Middleboro, MA)
9.	Lease Agreement by and between ARC ROCK17MA LLC and Rockland Trust Company dated May 1, 2008 (Plymouth, MA)
10.	Lease Agreement by and between ARC ROCK17MA LLC and Rockland Trust Company dated May 1, 2008 (Pembroke, MA)
11.	Lease Agreement by and between ARC ROCK17MA LLC and Rockland Trust Company dated May 1, 2008 (Hull, MA)
12.	Lease Agreement by and between ARC ROCK17MA LLC and Rockland Trust Company dated May 1, 2008 (Hanover, MA)
13.	Lease Agreement by and between ARC ROCK17MA LLC and Rockland Trust Company dated May 1, 2008 (Middleboro, MA)
14.	Lease Agreement by and between ARC ROCK17MA LLC and Rockland Trust Company dated May 1, 2008 (Hyannis, MA)
15.	Lease Agreement by and between ARC ROCK17MA LLC and Rockland Trust Company dated May 1, 2008 (Duxbury, MA)
16.	Lease Agreement by and between ARC ROCK17MA LLC and Rockland Trust Company dated May 1, 2008 (Chatham, MA)

1.5-1

Schedule 1.6

Rite Aid Leases

1.	Lease betweeen Rite Aid of Ohio, Inc. and Orion Development, Inc. dated July 14, 1995 (Lisbon, Ohio); Assignment and Assumption Agreement dated August 29, 2008 made by Milestone Partners Limited and American Realty Capital Holdings, LLC for the benefit of American Realty Capital Operating Partnership, L.P.
2.	Lease between Rite Aid of Ohio, Inc. and Orion Development, Inc. dated September 6, 1996 (East Liverpool, Ohio);Assignment and Assumption Agreement dated August 29, 2008 made by Milestone Partners Limited and American Realty Capital Holdings, LLC for the benefit of American Realty Capital Operating Partnership, L.P.
3.	Lease between Rite Aid of Ohio, Inc. and Orion Development, Inc. dated December 15, 1997 (Carrollton, Ohio);Assignment and Assumption Agreement dated August 29, 2008 made by Milestone Partners Limited and American Realty Capital Holdings, LLC for the benefit of American Realty Capital Operating Partnership, L.P.
4.	Lease between Orion Development, Inc. and Rite Aid of Ohio, Inc. dated August 8, 1995 (Cadiz, Ohio);Assignment and Assumption Agreement dated August 29, 2008 made by Milestone Partners Limited and American Realty Capital Holdings, LLC for the benefit of American Realty Capital Operating Partnership, L.P.
5.	Lease Agreement, dated September 17, 2007, between ARC RAPITPA001, LP and Rite Aid of Pennsylvania (Pittsburgh, PA);Assignment and Assumption Agreement dated August 29, 2008 made by Milestone Partners Limited and American Realty Capital Holdings, LLC for the benefit of American Realty Capital Operating Partnership, L.P.
6.	Lease Agreement, dated September 17, 2007, by and between ARC RACARPA001, LP and Rite Aid of Pennsylvania, Inc. (Carlisle, PA); Assignment and Assumption Agreement dated August 29, 2008 made by Milestone Partners Limited and American Realty Capital Holdings, LLC for the benefit of American Realty Capital Operating Partnership, L.P.

1.6-1

Schedule 1.7

First Niagara Leases

1.	Lease Agreement between Harleysville - Walnutport PA and ARC HVWPTPA001 LP dated March 12, 12008
2.	Lease Agreement between Harleysville - Springhouse PA and ARC HVSGHPA001 LP dated March 12, 2008
3.	Lease Agreement between Harleysville - Lehighton PA and ARC HVLHNPA001 LP dated March 12, 2008
4.	Lease Agreement between Harleysville - Landsdale N Wales Rd PA and ARC HVLNDPA001 LP dated March 12, 2008
5.	Lease Agreement between Harleysville - Landsdale PA and ARC HVLNDPA002 LP dated March 12, 2008
6.	Lease Agreement between Harleysville - Wyomissing PA and ARC HVWYMPA001 LP dated March 12, 2008
7.	Lease Agreement between Harleysville - Harleysville PA and ARC HVHVPA0001 LP dated March 12, 2008
8.	Lease Agreement between Harleysville -Slatington 701 Main PA and ARC HVSTNPA001 LP dated March 12, 2008
9.	Lease Agreement between Harleysville - Summit Hill PA and ARC HVSHPA0001 LP dated March 12, 2008
10.	Lease Agreement between Harleysville - Limerick PA and ARC HVLRKPA001 LP dated March 12, 2008
11.	Lease Agreement between Harleysville - Sellersville PA and ARC HVSVPA0001 LP dated March 12, 2008
12.	Lease Agreement between Harleysville - Skippack PA and ARC HVSPKPA001 LP dated March 12, 2008
13.	Lease Agreement between Harleysville - Palmerton PA and ARC HVPMTPA001 LP dated March 12, 2008
14.	Lease Agreement between Harleysville - Lansford PA and ARC HVLSDPA001 LP dated March 12, 2008
15.	Lease Agreement between Harleysville -Slatington 502 Main PA and ARC HVSTNPA002 LP dated March 12, 2008

1.7-1