Form 10-Q
period 2011-03-31
American Realty Capital Trust, Inc.
filed 2011-05-13
CIK 1410997

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

The number of outstanding shares of the registrant’s common stock on April 30, 2011 was 100,176,556 shares.

AMERICAN REALTY CAPITAL TRUST, INC.

AMERICAN REALTY CAPITAL TRUST, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Real estate investments, at cost:
Land	$215,832	$142,401
Buildings, fixtures and improvements	905,049	631,999
Acquired intangible lease assets	153,699	108,193
Total real estate investments, at cost	1,274,580	882,593
Less accumulated depreciation and amortization	(42,640)	(32,777)
Total real estate investments, net	1,231,940	849,816
Cash and cash equivalents	19,583	31,985
Restricted cash	3,525	90
Prepaid expenses and other assets	22,363	12,049
Investment in joint venture with affiliate	11,762	11,945
Deferred financing costs, net	11,661	8,169
Total assets	$1,300,834	$914,054

LIABILITIES AND EQUITY
Mortgage notes payable	$542,713	$372,755
Mortgage discount and premium, net	788	1,163
Long-term notes payable	12,720	12,790
Below-market lease liabilities, net	8,378	8,454
Derivatives, at fair value	4,401	5,214
Accounts payable and accrued expenses	6,245	3,638
Deferred rent and other liabilities	3,482	3,858
Distributions payable	4,954	3,518
Total liabilities	583,681	411,390
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value; 240,000,000 shares authorized, 87,864,496 and 61,824,238 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	879	618
Additional paid-in capital	760,864	529,740
Accumulated other comprehensive loss	(3,176)	(3,878)
Accumulated deficit	(63,794)	(46,464)
Total stockholders’ equity	694,773	480,016
Non-controlling interests	22,380	22,648
Total equity	717,153	502,664
Total liabilities and equity	$1,300,834	$914,054

The accompanying notes are an integral part of these financial statements

AMERICAN REALTY CAPITAL TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2011	2010
Revenues:
Rental income	$20,718	$7,428
Operating expense reimbursements	139	—
Total revenues	20,857	7,428
Expenses:
Fees to affiliate	600	—
Acquisition and transaction related	7,132	341
Property expenses	213	—
General and administrative	524	224
Depreciation and amortization	9,943	3,785
Total operating expenses	18,412	4,350
Operating income	2,445	3,078
Other income (expenses):
Interest expense	(6,785)	(3,673)
Other income	38	11
Gains (losses) on derivative instruments	142	(152)
Loss on disposition of property	(44)	—
Gains (losses) on sale to non-controlling interestholders, net of taxes	(102)	335
Income from joint venture with affiliate	24	—
Total other expenses	(6,727)	(3,479)
Net loss	(4,282)	(401)
Net (income) loss attributable to non-controlling interests	(238)	12
Net loss attributable to stockholders	$(4,520)	$(389)
Basic and diluted net loss per share	$(0.07)	$(0.02)

The accompanying notes are an integral part of these financial statements

AMERICAN REALTY CAPITAL TRUST, INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
Three Months Ended March 31, 2011
(Dollar amounts in thousands)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stock- holders’ Equity	Non-controlling Interests	Total Equity
	Number of Shares	Par Value
Balance, December 31, 2010	61,824,238	$618	$529,740	$(3,878)	$(46,464)	$480,016	$22,648	$502,664
Issuance of common stock	25,561,135	256	251,908	—	—	252,164	—	252,164
Offering costs, commissions and dealer manager fees	—	—	(24,518)	—	—	(24,518)	—	(24,518)
Common stock issued through distribution reinvestment plan	516,247	5	4,899	—	—	4,904	—	4,904
Distributions declared	—	—	—	—	(12,810)	(12,810)	—	(12,810)
Common stock redemptions	(37,124)	—	(1,520)	—	—	(1,520)	—	(1,520)
Amortization of restricted shares	—	—	355	—	—	355	—	355
Distributions to non-controlling interest holders	—	—	—	—	—	—	(506)	(506)
Designated derivatives, fair value adjustment	—	—	—	702	—	702	—	702
Net income (loss)	—	—	—	—	(4,520)	(4,520)	238	(4,282)
Total comprehensive income (loss)	—	—	—	—	—	(3,818)	238	(3,580)
Balance, March 31, 2011	87,864,496	$879	$760,864	$(3,176)	$(63,794)	$694,773	$22,380	$717,153

The accompanying notes are an integral part of these financial statements

AMERICAN REALTY CAPITAL TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(4,282)	$(401)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	7,818	3,074
Amortization of intangibles	2,125	711
Amortization of deferred financing costs	628	168
Amortization of mortgage discounts and premiums, net	(44)	—
Amortization of restricted stock grants	355	—
Accretion of below-market lease liability	(76)	(79)
Loss on disposition of property	44	—
(Gain) loss on derivative instruments	(142)	152
Gain on sales to non-controlling interest holders	—	(511)
Income from unconsolidated joint venture	(24)	—
Changes in assets and liabilities:
Prepaid expenses and other assets	(4,047)	(1,177)
Accounts payable and accrued expenses	1,451	(12)
Due to affiliated entity	—	(76)
Deferred rent and other liabilities	(376)	211
Net cash provided by operating activities	3,430	2,060
Cash flows from investing activities:
Investment in real estate and other assets	(380,568)	(81,438)
Distributions from joint venture investments	207	—
Proceeds from disposition of real estate and other assets	581	—
Net cash used in investing activities	(379,780)	(81,438)
Cash flows from financing activities:
Proceeds from mortgage notes payable	155,430	41,735
Payments on mortgage notes payable	(1,222)	(428)
Payments on long-term notes payable	(70)	—
Payments on short-term bridge funds	—	(15,878)
Contributions from non-controlling interest holders	—	5,035
Distributions to non-controlling interest holders	(506)	(126)
Proceeds from issuance of common stock, net	226,222	49,479
Payments of financing costs	(8,957)	(848)
Distributions paid	(6,470)	(1,815)
Redemptions paid	(364)	—
Restricted cash	(115)	(8)
Net cash provided by financing activities	363,948	77,146
Net decrease in cash and cash equivalents	(12,402)	(2,232)
Cash and cash equivalents, beginning of period	31,985	5,010
Cash and cash equivalents, end of period	$19,583	$2,778

The accompanying notes are an integral part of these financial statements

AMERICAN REALTY CAPITAL TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS – (continued)
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2011	2010
Supplemental Disclosures:
Cash paid for interest	$5,813	$3,467
Cash paid for income taxes	492	317
Non-Cash Investing and Financing Activities:
Common stock issued through distribution reinvestment plan	4,904	1,407
Mortgages assumed in real estate acquisitions	12,430	—

The accompanying notes are an integral part of these financial statements

AMERICAN REALTY CAPITAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
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

As of March 31, 2011, the Company issued approximately 87.9 million shares of common stock. Total gross proceeds from these issuances were $859.1 million. As of March 31, 2011, the aggregate value of all share issuances and subscriptions outstanding was $870.7 million based on a per share value of $10.00 (or $9.50 for shares issued under the distribution reinvestment plan, or DRIP). As of March 31, 2011, approximately 0.3 million shares of common stock had been redeemed under the stock repurchase program at a value of $2.9 million and an additional 0.2 million shares with a redemption value of $1.6 million were accrued for redemption as of March 31, 2011. The Company is dependent upon the net proceeds from the offering to conduct its proposed operations.

The Company intends to use the proceeds of the on-going initial public offering to acquire and manage a diverse portfolio of real estate properties consisting primarily of freestanding, single-tenant properties net leased to investment grade and other creditworthy tenants throughout the United States and Puerto Rico. The Company typically funds acquisitions with a combination of equity and debt and in certain cases may use only equity capital or fund a portion of the purchase price through investments from unaffiliated third parties. The Company expects to arrange long-term financing on both a secured and unsecured fixed rate basis. The Company intends to continue to grow existing relationships and develop new relationships throughout the various markets the Company serves, which is expected to lead to further acquisition opportunities.

As of March 31, 2011, the Company owned 318 properties with approximately 8.2 million square feet, 100% leased with a weighted average remaining lease term of 14.8 years. In constructing the portfolio, the Company is committed to diversification (industry, tenant and geography). As of March 31, 2011, rental revenues derived from investment grade tenants (rated BBB- or better by Standard & Poors) approximated 75.5%. The strategy encompasses receiving the majority of revenue from investment grade tenants as the Company further acquires properties and enters into (or assumes) long-term lease arrangements.

AMERICAN REALTY CAPITAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

Note 1 — Organization – (continued)

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

Note 2 — Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2 to the consolidated financial statements in the Company’s Form 10-K for the year ended December 31, 2010. There have been no significant changes to these policies during the three months ended March 31, 2011.

AMERICAN REALTY CAPITAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

Note 3 — Real Estate Investments

The following table presents the allocation of the assets acquired and liabilities assumed during the periods presented (amounts in thousands):

	Three Months Ended March 31,
	2011	2010
Real estate investments, at cost:
Land	$73,524	$11,077
Buildings, fixtures and improvements	273,578	59,040
Total tangible assets	347,102	70,117
Acquired intangibles:
In-place leases	45,565	11,321
Mortgage assumed	(12,430)	—
Mortgage (discount) premium, net	331	—
Total assets acquired, net	$380,568	$81,438
Number of properties purchased	60	20

AMERICAN REALTY CAPITAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

Note 3 — Real Estate Investments (continued)

The Company acquires and operates commercial properties. All such properties may be acquired and operated by the Company alone or jointly with another party. As of March 31, 2011, all of the properties the Company owned were 100% occupied. The Company acquired the following properties during the three months ended March 31, 2011 (dollar amounts in thousands):

Property	Acquisition Date	No. of Buildings	Square Feet	Ownership Percentage	Remaining Lease Term (1)	Base Purchase Price (2)			Capitalization Rate (3)	Annualized Rental Income (4)

Portfolio as of December 31, 2010:		259	5,310,215	various	15.5	$879,215	(5)	(6)	8.41%	$72,971

Acquisitions for the three months ended March 31, 2011:

Lowes(7)	January 2011	1	141,393	100%	15.3	10,018			6.74%	675
Citizens	January 2011	2	14,307	100%	7.8	3,811			9.11%	347
QuickTrip	January 2011	1	4,555	100%	12.9	3,330			8.74%	291
Dillons	January 2011	1	56,451	100%	8.6	5,075			7.80%	396
Wawa	January 2011	2	12,433	100%	16.1	17,209			7.00%	1,205
Walgreens	January 2011	9	122,963	100%	23.8	54,569			6.86%	3,742
DaVita Dialysis II	February 2011	4	23,154	100%	11.2	8,013			8.90%	713
CVS III	February 2011	1	13,338	100%	25.9	5,199			7.25%	377
Citigroup, Inc.	February 2011	1	64,036	100%	14.5	27,275			7.00%	1,910
Coats & Clark	February 2011	1	401,512	100%	9.8	9,523			9.84%	937
Walgreens VIII	February 2011	1	13,569	100%	22.6	5,460			7.34%	401
Express Scripts	March 2011	2	416,141	100%	8.2	51,281			9.02%	4,623
DaVita Dialysis III	March 2011	1	18,185	100%	12.2	6,565			7.72%	507
Dollar General V	March 2011	6	55,363	100%	14.8	5,195			8.84%	459
Wal-Mart	March 2011	1	183,442	100%	8.1	12,633			7.15%	903
Kohl's	March 2011	1	88,408	100%	14.9	10,182			7.15%	728
Texas Instruments	March 2011	1	125,000	100%	9.7	32,000			7.88%	2,522
Sam's Club(7)	March 2011	1	141,583	100%	14.4	12,602			6.75%	851
CVS IV	March 2011	1	13,225	100%	23.9	5,330			7.95%	424
Walgreens X	March 2011	2	27,760	100%	19.3	9,000			7.46%	671
CVS V	March 2011	1	12,900	100%	22.9	5,759			7.29%	420

AMERICAN REALTY CAPITAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

Property	Acquisition Date	No. of Buildings	Square Feet	Ownership Percentage	Remaining Lease Term (1)	Base Purchase Price (2)	Capitalization Rate (3)	Annualized Rental Income (4)

Provident Bank	March 2011	1	2,950	100%	22.9	$2,589	9.15%	$237
Dillion II	March 2011	1	63,858	100%	10.5	6,420	7.49%	481
FedEx X	March 2011	1	105,109	100%	7.6	9,050	8.29%	750
3M	March 2011	1	650,760	100%	10.1	44,800	7.35%	3,295
Bojangles	March 2011	13	47,865	100%	12.1	24,789	8.85%	2,193
Tractor Supply II	March 2011	2	38,194	100%	15.1	5,103	9.09%	463

Disposition for the three months ended March 31, 2011:

PNC	January 2011	1	1,992	100%	7.9	680	6.91%	47

Total		318	8,166,677		14.8	$1,271,315	8.21%	$103,445

Annualized average rental income per square foot			$12.67

(1)	Remaining lease term as of March 31, 2011, in years. If the portfolio has multiple locations with varying lease expirations, remaining lease term is calculated on a weighted-average basis.

(2)
Contract purchase price excluding acquisition and transaction-related costs. Acquisition and transaction-related costs include legal costs, acquisition fees paid to the Advisor and closing costs on the property.

(3)	Annualized rental income on a straight-line basis divided by base purchase price.

(4)	Annualized rental income for the property portfolio on a straight-line basis as of March 31, 2011, which includes the effect of tenant concessions such as free rent, as applicable.

(5)
Base purchase price for acquisitions prior to January 1, 2009 includes acquisition costs which were capitalized as required by GAAP guidance prior to that date. Acquisition and transaction related costs include legal costs, acquisition fees paid to the Advisor and closing costs on the property.

(6)	Includes a $12.0 million investment in a joint venture.

(7)
Property is a parcel of land with a ground lease which contains a building that will be conveyed to the Company at the end of the ground lease. Square footage and number of buildings refers to the building that is constructed on the parcel of land.

AMERICAN REALTY CAPITAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

Note 3 — Real Estate Investments – (continued)

Future Lease Payments Table

The following table presents future minimum base rental cash payments due to the Company over the next five years and thereafter as of March 31, 2011 (amounts in thousands):

Year	Future Minimum Base Rent Payments
April 1, 2011 to December 31, 2011	$71,019
2012	95,464
2013	96,267
2014	98,044
2015	99,123
Thereafter	1,031,331
Total	$1,491,248

These amounts exclude contingent rentals that may be collected from certain tenants based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes among other items.

The following table lists tenants whose annualized rental income on a straight-line basis represented greater than 10% of consolidated annualized income as of March 31, 2011 and 2010:

	2011	2010

FedEx	13%	11%
Walgreens	12%	1%
CVS	10%	25%
PNC	3%	11%
BSFS	4%	11%

No other tenant represented more than 10% of the annualized rental income for the periods presented. The termination, delinquency or non-renewal of one of the above tenants may have a material adverse effect on revenues.

AMERICAN REALTY CAPITAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

Note 4 — Revolving Credit Facilities

At March 31, 2011 and December 31, 2010, the Company had available a $10.0 million revolving line of credit unsecured bridge facility with an affiliated entity. There were no amounts outstanding under this facility at March 31, 2011 or December 31, 2010. There are no unused borrowing fees associated with this facility.

In July 2010, the Company obtained a secured revolving credit facility with Capital One, N.A. (“Capital One”) for an aggregate maximum principal amount of $30.0 million. The proceeds of loans made under the credit agreement will be used to finance the acquisition of net leased, investment or non-investment grade properties. The initial term of the credit agreement is 30 months, which may be extended by 12 months, subject to satisfaction of certain conditions, including payment of an extension fee.

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

In August 2010, the Company obtained a secured revolving credit facility with U.S. Bank, N.A. (“U.S. Bank”) for an aggregate maximum principal amount of $20.0 million, which increased to $30.0 million as of March 31, 2011. The proceeds of loans made under the credit agreement will be used to finance the acquisition of net leased, investment or non-investment grade properties. The initial term of the credit agreement is 24 months, with a one-time extension option of 12 months, subject to satisfaction of certain conditions, including payment of an extension fee.

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

The Company must collateralize the Capital One and U.S. Bank lines of credit with certain of its properties in addition to meeting certain minimum cash deposit requirements. The Company has drawn on these lines of credit from time to time to finance the purchase price of acquisitions on a short-term basis. There are no amounts outstanding on these lines of credit as of March 31, 2011 or December 31, 2010.

AMERICAN REALTY CAPITAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

Note 5 — Mortgage Notes Payable

The Company’s mortgage notes payable consist of the following (dollar amounts in thousands):

	Encumbered Properties	Outstanding Loan Amount	Weighted Average Effective Interest Rate(1)	Weighted Average Maturity(2)
March 31, 2011	244	$542,713	5.44%	5.26
December 31, 2010	196	$372,755	5.73%	6.15

(1)
Mortgage notes payable are fixed rate mortgages or mortgages with rates that are fixed through the use of interest rate hedging instruments.  Effective interest rates range from 4.09% to 6.97% at March 31, 2011 and 4.36% to 6.97% at December 31, 2010.

(2)	Weighted average remaining years until maturity as of the periods presented.

The following table summarizes the scheduled aggregate principal repayments for the five years subsequent to March 31, 2011 and thereafter (amounts in thousands):

Year	Total
April 1, 2011 to December 31, 2011	$5,418
2012	3,383
2013	59,290
2014	33,858
2015	119,932
Thereafter	320,832
Total	$542,713

The Company’s sources of recourse financing generally require financial covenants, including restrictions on corporate guarantees, the maintenance of certain financial ratios (such as specified debt to equity and debt service coverage ratios) as well as the maintenance of a minimum net worth. As of March 31, 2011, the Company was in compliance with the debt covenants under the mortgage loan agreements.

Note 6 — Long-Term Notes Payable

As of March 31, 2011 and December 31, 2010, the Company had $12.7 million and $12.8 million, respectively, of outstanding long-term notes payable (the “Notes”) from a private placement pursuant to Rule 506 of Regulation D promulgated under the Securities Act. The proceeds of the private placement were used to repay outstanding short-term bridge equity fund draws.

AMERICAN REALTY CAPITAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

Note 6 — Long-Term Notes Payable (continued)

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

As of March 31, 2011, the Company was in compliance with all covenants included within the Note agreement.

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

AMERICAN REALTY CAPITAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

Note 7 — Fair Value of Financial Instruments (continued)

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of March 31, 2011 and December 31, 2010, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

The following table presents information about the Company’s assets (including derivatives that are presented net) measured at fair value on a recurring basis as of March 31, 2011 and December 31, 2010, aggregated by the level in the fair value hierarchy within which those instruments fall (amounts in thousands):

	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
March 31, 2011:
Total derivatives, net	$—	$4,401	$—	$4,401
December 31, 2010:
Total derivatives, net	$—	$5,214	$—	$5,214

The Company is required to disclose the fair value of financial instruments for which it is practicable to estimate that value. The fair value of short-term financial instruments such as cash and cash equivalents, restricted cash, other receivables, accounts payable, and distributions payable approximates

AMERICAN REALTY CAPITAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

Note 7 — Fair Value of Financial Instruments (continued)

their carrying value on the consolidated balance sheet due to their short-term nature. The fair value of mortgage notes payable are obtained by calculating the present value at current market rates.

The fair values of the Company’s remaining financial instruments that are not reported at fair value on the consolidated balance sheet are reported below (amounts in thousands):

	Carrying Amount at March 31, 2011	Fair Value at March 31, 2011	Carrying Amount at December 31, 2010	Fair Value at December 31, 2010
Mortgage notes payable (1)	$543,501	$558,135	$373,918	$388,984
Other long-term notes payable	$12,720	$12,720	$12,790	$12,790

(1)	Carrying amount includes premiums and discounts on mortgage notes payable.

Note 8 — Derivatives and Hedging Activities

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

AMERICAN REALTY CAPITAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

Note 8 — Derivatives and Hedging Activities

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

As of March 31, 2011, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (dollar amounts in thousands):

Interest Rate Derivative	Number of Instruments	Notional
Interest Rate Swaps	4	$63,296
Interest Rate Collars	1	4,115

As of December 31, 2010, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (dollar amounts in thousands):

Interest Rate Derivative	Number of Instruments	Notional
Interest Rate Swaps	4	$63,532
Interest Rate Collars	1	4,115

Non-Designated Hedges

Derivatives not designated as hedges are not speculative. These derivatives are used to manage the Company’s exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements to be classified as hedging instruments. The Company has one interest rate collar contract outstanding, with an aggregate notional amount of $23.1 and $23.2 million at March 31, 2011 and December 31, 2010, respectively, with an established ceiling and floor for the underlying variable rate at 4.125% and 3.54%, respectively. This contract was not able to be designated as a hedging instrument as it does not qualify for hedge accounting based on the results of the net written option test. As such, all changes in the fair value of the interest rate collar have been included in the Company’s statements of operations for the three months ended March 31, 2011 and 2010.

AMERICAN REALTY CAPITAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

Note 8 — Derivatives and Hedging Activities

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the balance sheet as of March 31, 2011 and December 31, 2010 (dollar amounts in thousands):

		March 31, 2011	December 31, 2010
	Balance Sheet Location
Derivatives designated as hedging instruments:
Interest Rate Products	Derivatives, at fair value	$(3,195)	$(3,828)
Derivatives not designated as hedging instruments:
Interest Rate Products	Derivatives, at fair value	$(1,206)	$(1,386)

Derivatives in Cash Flow Hedging Relationships

The table below details the location in the financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the three months ended March 31, 2011 and 2010 (dollar amounts in thousands):

	Three Months Ended March 31,
	2011	2010
Amount of gain (loss) recognized in accumulated other comprehensive income as interest rate derivatives (effective portion)	$154	$(1,144)
Amount of loss reclassified from accumulated other comprehensive income into income as interest expense (effective portion)	$(547)	$(424)
Amount of loss recognized in income on derivative as loss on derivative instruments (ineffective portion and amount excluded from effectiveness testing)	$(73)	$—

AMERICAN REALTY CAPITAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

Note 8 — Derivatives and Hedging Activities

Derivatives Not Designated as Hedging Instruments

The table below details the amount and location in the financial statements of the gain or loss recognized on derivatives not designated as hedging instruments for the three months ended March 31, 2011 and 2010 (dollar amounts in thousands):

	Three Months Ended March 31,
	2011	2010
Location of Gain or (Loss) Recognized in Income on Derivative:
Interest expense	$(2)	$(200)
Gains (losses) on derivative instruments	142	(152)
Total	$140	$(352)

Credit-risk-related Contingent Features

The Company has agreements with each of its derivative counterparties that contain a provision where if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations.

As of March 31, 2011, the fair value of derivatives in a net liability position, related to these agreements was $4.4 million. As of March 31, 2011, the Company has not posted any collateral related to these agreements and was not in breach of any agreement provisions. If the Company had breached any of these provisions it could have been required to settle its obligations under the agreements at their aggregate termination value of $4.7 million at March 31, 2011.

Note 9 — Commitments and Contingencies

Litigation

In the ordinary course of business, the Company may become subject to litigation or claims. There are no material legal proceedings pending or known to be contemplated against the Company.

AMERICAN REALTY CAPITAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

Note 9 — Commitments and Contingencies (continued)

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

Guarantee of the Debt of Others

In conjunction with entering into a joint venture agreement with an affiliated entity where the Company invested $12.0 million for an ownership percentage of five retail condominium units, the Company agreed to provide a guarantee on a mortgage note payable obtained from a third party in connection with the property acquisition. The guarantee will be in place until the affiliated entity achieves a net worth of $40.0 million. At March 31, 2011, the balance of the mortgage note payable was $21.3 million. The net worth of the affiliated company at March 31, 2011 was $26.9 million. The leverage ratio on the property, defined as mortgage note payable balance divided by the purchase price of the property, was 62.6% as of March 31, 2011. In addition, the properties are leased on long-term leases which fully cover debt service requirements. Therefore the Company believes that it is unlikely that it would be required to make payments on behalf of the affiliated entity under this arrangement and therefore the fair value of the guarantee is not material.

Note 10 — Related Party Transactions and Arrangements

Fees Paid in Connection with Common Stock Offering

The Company’s affiliated Dealer Manager receives selling commissions of 7% of the gross offering proceeds from the sale of the Company’s common stock (as well as sales of long-term notes and exchange transactions) before reallowance of commissions earned by participating broker-dealers. The Dealer Manager re-allows 100% of commissions earned to participating broker-dealers. In addition, the Dealer Manager receives Dealer Manager fees of 3% of the gross offering proceeds before reallowance to participating broker-dealers. The Dealer Manager may re-allow all or a portion of its dealer manager fee to participating broker-dealers. No selling commissions or dealer-manager fees are paid to the Dealer Manager with respect to shares sold under the DRIP.

AMERICAN REALTY CAPITAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

Note 10 — Related Party Transactions and Arrangements (continued)

The following table details the results of such activities related to the Dealer Manager (amounts in thousands):

	Three Months Ended March 31,
	2011	2010
Total Commissions paid to Dealer Manager	$22,029	$5,357
Less:
Commissions to participating broker dealers	(14,689)	(3,765)
Reallowance to participating broker dealers	(2,166)	(605)
Net to affiliated Dealer Manager (1)	$5,174	$987

(1)	The Dealer Manager is responsible for commission payments due to their employees as well as its general overhead and various selling related expenses.

The Company will reimburse the Advisor up to 1.5% of its gross offering proceeds. The following table details the results of such activities related to organizational and offering costs reimbursed to the Advisor (amounts in thousands):

	Three Months Ended March 31,
	2011	2010
Organizational and offering expense reimbursements	$870	$1,103

At March 31, 2011 and December 31, 2010 the Company had a payable to the Dealer Manager and the Advisor of $0.5 million and $0.4 million, respectively, for commissions and reimbursements for expenses.

AMERICAN REALTY CAPITAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

Note 10 — Related Party Transactions and Arrangements (continued)

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

The Company will pay the Advisor a yearly fee of up to 1% of the contract purchase price of each property plus costs and expenses incurred by the Advisor in providing asset management services, payable semiannually, based on assets held by the Company on the measurement date, adjusted for appropriate closing dates for individual property acquisitions.

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

The Company will reimburse its Advisor’s costs of providing administrative services, subject to the limitation that it will not reimburse its Advisor for any amount by which its operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of (a) 2% of average invested assets, or (b) 25% of net income other than any additions to reserves for depreciation, bad debt or other similar noncash reserves and excluding any gain from the sale of assets for that period. Additionally, the Company will not reimburse the Advisor for personnel costs in connection with services for which the Advisor receives acquisition fees or real estate commissions. No such fees were incurred or paid for the three months ended March 31, 2011 or 2010.

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
March 31, 2011
(Unaudited)

Note 10 — Related Party Transactions and Arrangements (continued)

The following table details amounts paid and reimbursed to affiliates as well as amounts contractually due to the Advisor which were forgiven in connection with the operations related services described above (amounts in thousands):

	Three Months Ended March 31,
	2011		2010
	Paid	Forgiven	Paid	Forgiven
One-time fees:
Acquisition fees and related cost reimbursements	$6,214	$—	$798	$—
Financing coordination fees and related cost reimbursements	1,860	—	417	—
On-going fees:
Asset management fees	600	1,864	—	891
Property management and leasing fees	—	389	—	140
Total operations fees and reimbursements	$8,674	$2,253	$1,215	$1,031

In accordance with the asset management agreement, $6.3 million and $4.4 million was prepaid to the Advisor as of March 31, 2011 and December 31, 2010, respectively.

Fees Paid in Connection with the Liquidation or listing of the Company’s Real Estate Assets.

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

The Company will pay a subordinated participation in the net sales proceeds of the sale of real estate assets of 15% of remaining net sale proceeds after return of capital contributions plus payment to investors of a 6% cumulative, non-compounded return on the capital contributed by investors. The Company cannot assure that it will provide this 6% return but the Advisor will not be entitled to the subordinated participation in net sale proceeds unless its investors have received a 6% cumulative non-compounded return on their capital contributions. No such fees were incurred or paid for the three months ended March 31, 2011 or 2010.

The Company will pay a subordinated incentive listing fee of 15% of the amount by which the adjusted market value of real estate assets plus distributions exceeds the aggregate capital contributed by investors plus an amount equal to a 6% cumulative, non-compounded annual return to investors. The Company cannot

AMERICAN REALTY CAPITAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

Note 10 — Related Party Transactions and Arrangements (continued)

assure that it will provide this 6% return but the Advisor will not be entitled to the subordinated incentive listing fee unless its investors have received a 6% cumulative non-compounded return on their capital contributions. No such fees were incurred or paid for the three months ended March 31, 2011 or 2010.

The following table details amounts paid to affiliates in connection with liquidation of a property described above (amounts in thousands):

	Three Months Ended March 31,
	2011	2010
Real estate commissions	$19	$—

Financing

The OP entered into an agreement with the principals of the Advisor whereby the OP can obtain up to $10.0 million of bridge equity from the principals from time to time as needed to provide short-term bridge equity for property acquisitions or for general working capital purposes. Such bridge equity advances need to be satisfied within a one year period and will accrue a yield of 8%. There were no amounts outstanding under this facility as of March 31, 2011 and December 31, 2010. There was no interest expense for this facility during the three months ended March 31, 2011 or 2010.

Joint Venture Investment

In December 2010, the Company entered into a joint venture agreement with an affiliate to invest in a portfolio of five retail condominium units. The Company’s initial investment in this joint venture was $12.0 million and a 1.0% fee was paid to the Company by the affiliate. This initial investment will be adjusted by distributions of the profit and loss of the investment properties in accordance with the joint venture agreement to be received monthly. For the three months ended March 31, 2011, the Company’s share of the net profit and loss on the property was $24,000.  In addition the Company received cash distributions of $0.2 million for the three months ended March 31, 2011. No fees were paid to the Advisor in connection with this agreement.

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

AMERICAN REALTY CAPITAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

Note 11 — Economic Dependency (continued)

As a result of these relationships, the Company is dependent upon the Advisor and its affiliates. In the event that these companies were unable to provide the Company with the respective services, the Company would be required to find alternative providers of these services.

Note 12 — Share-Based Compensation

Stock Option Plan

The Company has a stock option plan (the “Plan”), which authorizes the grant of nonqualified stock options to the Company’s independent directors, subject to the absolute discretion of the board of directors and the applicable limitations of the Plan. The exercise price for all stock options granted under the Plan will be fixed at $10.00 per share until the termination of the Company’s initial public offering, and thereafter the exercise price for stock options granted to its independent directors will be equal to the fair market value of a share on the last business day preceding the annual meeting of stockholders. As of March 31, 2011 and December 31, 2010, the Company had granted options to purchase 27,000 shares at $10.00 per share, each with a two year vesting period and an expiration of 10 years. A total of 1.0 million shares have been authorized and reserved for issuance under the Plan.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model.

During the three months ended March 31, 2011 and 2010, no options were forfeited or were exercised and none and 4,500 shares became vested during the three months ended March 31, 2011 and 2010, respectively. As of March 31, 2011 and December 31, 2010, unvested options to purchase 18,000 at $10.00 per share remained outstanding with a weighted average contractual remaining life of 8.0 and 8.3 years, respectively. The total compensation charge relating to these option grants is immaterial.

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

AMERICAN REALTY CAPITAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

Note 12 — Share-Based Compensation – (continued)

In April 2011, the Board of Directors approved the modification of the RSP to provide that, for as long as the Company remains a non-traded REIT, the aggregate value of the asset management fees paid by the Company over the life of the offering plus the value of all restricted shares issued by the Company pursuant to its RSP cannot exceed 1% of the contract purchase price of all the properties based on assets held by the Company on the measurement date, adjusted for appropriate closing dates for individual property acquisitions. For purposes of this calculation, the value of the restricted stock granted to the Advisor and its employees will be the value of the Company’ s common stock on the date of such grant.

Restricted share awards entitle the recipient to common shares from the Company under terms that provide for vesting over a specified period of time or upon attainment of pre-established performance objectives. Shares issued under the RSP vest immediately upon a change of control of the company or sale of the companies assets. Such awards would typically be forfeited with respect to the unvested shares upon the termination of the recipient’s employment or other relationship with the Company. Restricted shares may not, in general, be sold or otherwise transferred until restrictions are removed and the shares have vested. Holders of restricted shares may receive cash distributions prior to the time that the restrictions on the restricted shares have lapsed. Any distributions payable in common shares shall be subject to the same restrictions as the underlying restricted shares. As of March 31, 2011 and December 31, 2010, 9,000 shares had been issued to independent Directors under this plan at a fair value of $10.00 per share. The fair value of the shares will be expensed ratably over the five-year vesting period.

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

For the three months ended March 31, 2011, $0.4 million of compensation expense was recorded for restricted shares. There were no restricted shares outstanding at March 31, 2010.

AMERICAN REALTY CAPITAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

Note 13 — Net Loss Per Share

The following is a summary of the basic and diluted net loss per share computation for the three months ended March 31, 2011 and 2010 (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2011	2010
Net loss	$(4,520)	$(389)
Less: distributions paid on unvested restricted stock	(242)	—
	$(4,762)	$(389)
Weighted average common shares outstanding	72,741,135	17,845,489
Net loss per share, basic and diluted	$(0.07)	$(0.02)

As of March 31, 2011 and 2010, 27,000 and 18,000 stock options, respectively and at March 31, 2011, 1.4 million unvested restricted shares were outstanding which were not included in the calculation of diluted earnings per share since the inclusion is anti-dilutive.

AMERICAN REALTY CAPITAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

Note 14 — Non-controlling Interests

The Company has investment arrangements with unaffiliated third parties whereby the investor receives an ownership interest in the property and is entitled to receive a proportionate share of the net operating cash flow derived from the property. Upon disposition of the property, the investor will receive a proportionate share of the net proceeds from the sale of the property. The investor has no recourse to any other assets of the Company. Due to the nature of the Company’s involvement with each of the arrangements described below and the significance of its investment in relation to the investment of the other interest holders, the Company has determined that it is the primary beneficiary in each of these arrangements and therefore the entities related to these arrangements are consolidated with the Company’s financial statements.

					As of March 31, 2011
Property/Portfolio Name	No. of Buildings	Investment Date	Net Investment Amount	Third Party Ownership Percentage	Total Assets Subject to Investment Agreement	Total Liabilities Subject to Investment Agreement	Distributions Three Months Ended March 31, 2011	Distributions Three Months Ended March 31, 2010
Walgreens	1	Jul. 2009	$1,068	44.0%	$3,581	$1,550	$(20)	$(20)
FedEx/PNC Bank	2	Jul. 2009 to Jan. 2010	2,002	49.0%	11,705	8,944	(42)	(42)
PNC Bank	1	Sep. 2009	444	35.2%	3,422	2,339	(9)	(9)
CVS	3	Jan. 2010 to Mar. 2010	2,577	49.0%	10,991	6,728	(49)	(30)
Rickett Benckiser	1	Feb. 2010	2,400	14.6%	29,485	14,836	(51)	(25)
FedEx III	1	Apr. 2010	3,000	15.4%	32,287	15,000	(62)	—
BSFS	6	Jun. 2010 to Sep. 2010	6,468	49.0%	12,362	—	(127)	—
Brown Shoe/Payless	2	Oct. 2010	6,000	9.0%	67,496	28,200	(133)	—
Jared Jewelry	1	May 2010	500	24.9%	1,635	—	(13)	—
Total	18		$24,459		$172,964	$77,597	$(506)	$(126)

Note 15 — Subsequent Events

The Company has evaluated subsequent events through the filing of this 10-Q, and determined that there have not been any events that have occurred that would require adjustments to our disclosures in the consolidated financial statements except for the following:

On April 8, 2011, the Company announced its intention to initiate the process of interviewing investment banking firms and other advisory firms to provide its board of directors with recommendations in exploring various strategic actions to maximize shareholder value, including the assessment of various liquidity alternatives, in connection with the pending July 25, 2011 close of the Company’s initial public offering.

AMERICAN REALTY CAPITAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

Note 15 — Subsequent Events (continued)

Completion of Acquisitions of Assets

The following table presents certain information about the properties that the Company acquired from April 1, 2011 to May 6, 2011 (dollar amounts in thousands):

	No. of Buildings	Square Feet	Base Purchase Price (1)
Total Portfolio – March 31, 2011	318	8,166,677	$1,271,315
Acquisitions	11	1,202,270	63,276
Total portfolio – May 6, 2011	329	9,368,947	$1,334,591

(1)	Contract purchase price, excluding acquisition and transaction related costs.

The acquisitions made subsequent to March 31, 2011 were made in the normal course of business and none were individually significant to the total portfolio.

Financing Arrangements

The following table presents certain information about financing arrangements that the Company entered into from April 1, 2011 to May 6, 2011 (dollar amounts in thousands):

	Mortgage Notes Payable	Average Effective Interest Rate (1)
Total mortgage notes payable – March 31, 2011	$542,713	5.44%
Mortgage notes payable incurred	49,690	4.96%

Less: principal payments	(274)
Total mortgage notes payable – May 6, 2011	$592,129	5.38%
Total portfolio leverage ratio (2)	44.4%

(1)	Weighted-average annualized interest rate.

(2)	Mortgage debt divided by base purchase price of portfolio.

AMERICAN REALTY CAPITAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

Note 15 — Subsequent Events – (continued)

Sales of Common Stock

As of May 6, 2011, the Company had issued 104.4 million shares of common stock, including shares issued under the DRIP. Total gross proceeds from these issuances were $1,023.9 million. As of May 6, 2011, the aggregate value of all share issuances was $1,035.3 million based on a per share value of $10.00 (or $9.50 per share for shares issued under the DRIP).

Total capital raised to date is as follows (amounts in thousands):

Source of Capital	Inception to March 31, 2011	April 1 to May 6, 2011	Total
Common shares	$859,149	$164,810	$1,023,959
Notes payable	12,720	—	12,720
Exchange proceeds (1)	24,459	—	24,459
	$896,328	$164,810	$1,061,138

(1)	Includes amounts received by the Company in connection with transactions completed through its affiliate, American Realty Capital Exchange, LLC.

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

•	No public market currently exists, or may ever exist, for shares of our common stock and our shares are, and may continue to be, illiquid.

•	We may be unable to pay or maintain cash distributions or increase distributions over time.

•	We are obligated to pay substantial fees to our Advisor and its affiliates.

•	We are subject to risks associated with the significant dislocations and liquidity disruptions currently existing or occurring in the United States' credit markets.

•	We may fail to qualify or continue to qualify to be treated as a real estate investment trust (“REIT”).

Overview

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

As of March 31, 2011, we issued approximately 87.9 million shares of common stock. Total gross proceeds from these issuances were $859.1 million. As of March 31, 2011, the aggregate value of all share issuances and subscriptions outstanding was $870.7 million based on a per share value of $10.00 (or $9.50 for shares issued under the DRIP). We are dependent upon the net proceeds from the offering to conduct our proposed operations.

We intend to use the proceeds of our on-going initial public offering to acquire and manage a diverse portfolio of real estate properties consisting primarily of freestanding, single-tenant properties net leased to investment grade and other creditworthy tenants throughout the United States and Puerto Rico. We typically fund our acquisitions with a combination of equity and debt and in certain cases we may use only equity capital or we may fund a portion of the purchase price of an acquisition through investments from third parties. We expect to arrange long-term financing on both a secured and unsecured fixed rate basis. We intend to continue to grow our existing relationships and develop new relationships throughout various markets we serve, which we expect will lead to further acquisition opportunities. We intend to have an overall leverage ratio as it relates to long-term secured mortgage financings of approximately 45% to 50%. As of March 31, 2011, our leverage ratio was 42.9%.

As of March 31, 2011, we owned 318 properties with 8.2 million square feet, 100% leased with a weighted average remaining lease term of 14.8 years. In constructing our portfolio, we are committed to diversification (industry, tenant and geography). As of March 31, 2011, rental revenues derived from investment grade tenants (rated BBB- or better by Standard & Poor’s) approximated 75.5%. Our strategy encompasses receiving the majority of our revenue from investment grade tenants as we further acquire properties and enter into (or assume) long-term lease arrangements.

Substantially all of our business is conducted through the OP. We are the sole general partner of and owns a 99.01% partnership interest in the OP. The Advisor is the sole limited partner and owner of 0.99% (minority interest) of the partnership interests of the OP. The limited partner interests have the right to convert OP units into cash or, at our option, an equal number of our common shares, as allowed by the limited partnership agreement.

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

Investments in Real Estate

Investments in real estate are recorded at cost. Improvements and replacements are capitalized when they extend the useful life of the asset. Costs of repairs and maintenance are expensed as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of up to forty years for buildings and improvements, fifteen for land improvements, five to ten years for fixtures and improvements and the shorter of the useful life or the remaining lease term for tenant improvements and leasehold interests.

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

Purchase Price Allocation

We allocate the purchase price of acquired properties to tangible and identifiable intangible assets acquired based on their respective fair values. Tangible assets include land, land improvements, buildings, fixtures and tenant improvements on an as-if vacant basis. We utilize various estimates, processes and information to determine the as-if vacant property value. Estimates of value are made using customary methods, including data from appraisals, comparable sales, discounted cash flow analysis and other methods. Identifiable intangible assets include amounts allocated to acquire leases for above- and below-market lease rates, the value of in-place leases, and the value of customer relationships, as applicable.

Amounts allocated to land, land improvements, buildings, improvements and fixtures are based on cost segregation studies performed by independent third-parties or on our analysis of comparable properties in our portfolio. Depreciation is computed using the straight-line method over the estimated lives of fifteen years for land improvements, forty years for buildings, five to fifteen years for building improvements and fixtures and the shorter of the useful life or the remaining lease term for tenant improvements.

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

Above-market and below-market in-place lease values for owned properties are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between the contractual amounts to be paid pursuant to the in-place leases and management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. The capitalized above-market lease intangibles are amortized as a decrease to rental income over the remaining term of the lease. The capitalized below-market lease values will be amortized as an increase to rental income over the remaining term and any fixed rate renewal periods provided within the respective leases. In determining the amortization period for below-market lease intangibles, we initially will consider, and periodically evaluate on a quarterly basis, the likelihood that a lessee will execute the renewal option. The likelihood that a lessee will execute the renewal option is determined by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located.

The aggregate value of intangibles assets related to customer relationships, as applicable, is measured based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with the tenant. Characteristics considered by us in determining these values include the nature and extent of our existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals, among other factors.

The value of in-place leases is amortized to expense over the initial term of the respective leases, which range primarily from 2 to 20 years. The value of customer relationship intangibles, as applicable, is amortized to expense over the initial term and any renewal periods in the respective leases, but in no event does the amortization period for intangible assets exceed the remaining depreciable life of the building. If a tenant terminates its lease, the unamortized portion of the in-place lease value and customer relationship intangibles is charged to expense.

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

Recently Issued Accounting Pronouncements

Recently issued accounting pronouncements are described in Note 2 to the financial statements for the year ended December 31, 2010 filed with the SEC. There have been no significant changes during the three months ended March 31, 2011.

Results of Operations

As of March 31, 2011 we owned 318 properties which were 100% leased, compared to 146 properties at March 31, 2010. Accordingly, our results of operations for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010 reflect significant increases in most categories.

Comparison of Three Months Ended March 31, 2011 to Three Months Ended March 31, 2010

Rental Income

Rental income increased $13.3 million to $20.7 million for the three months ended March 31, 2011, compared to $7.4 million for the year ended March 31, 2010. The increase in rental income was driven by our acquisition of $865.9 million of net leased property subsequent to March 31, 2010 with total square footage of 5.6 million square feet. These properties, acquired at an average 8.17% capitalization rate, defined as annualized rental income on a straight-line basis divided by base purchase price, are leased from 4 to 25 years primarily to investment grade tenants. All properties were 100% leased in both periods. Rent per square foot was $12.67 at March 31, 2011 compared to $13.12 at March 31, 2010.

Operating Expense Reimbursement

Operating expense reimbursement was $0.1 million for the three months ended March 31, 2011. Operating expense reimbursement represents reimbursements for taxes, property maintenance and other charges contractually due from tenants per their respective lease agreements. There were no property expense reimbursements for the three months ended March 31, 2010.

Fees to Affiliate

Asset Management Fee:

Our Advisor is entitled to fees for the management of our properties as well as fees for purchases and sales of properties. The Advisor was paid $0.6 million and $0 for the three months ended March 31, 2011 and 2010, respectively, and has elected to waive $1.9 million and $0.9 million of asset management fees for the three months ended March 31, 2011 and 2010, respectively.

Property Management Fee:

Our affiliated Property Manager has elected to waive the property management fees for the three months ended March 31, 2011 and 2010 in order to improve our working capital. Such fees represent amounts that had they not been waived, would have been paid to our Property Manager to manage and lease our properties. For the three months ended March 31, 2011 and 2010, we would have incurred property management fees of $0.4 million and $0.1 million, respectively, had the fees not been waived.

Acquisition and Transaction Related Costs

Acquisition and transaction related costs increased $6.8 million to $7.1 million for the three months ended March 31, 2011, compared to $0.3 million for the three months ended March 31, 2010. The increase in acquisition and transaction related costs was driven by our increase in acquisition related activity during 2011 as compared to 2010.

Property Expenses

Property expenses were $0.2 million for the three months ended March 31, 2011 and are mainly real estate taxes, ground lease rent, insurance and repairs and maintenance expenses. There were no property expenses for the three months ended March 31, 2010.

General and Administrative Expenses

General and administrative expenses increased $0.3 million to $0.5 million for the three months ended March 31, 2011, compared to $0.2 million for the three months ended March 31, 2010. The majority of the general and administrative expenses for the three months ended March 31, 2011 included $0.4 million of board member compensation and restricted stock compensation expense and $0.1 million of professional fees. The increase from the three months ended March 31, 2010 is mainly due to increases in restricted stock compensation expense and professional fees and other expenses to support our larger real estate portfolio.

Depreciation and Amortization Expense

Depreciation and amortization expense increased $6.1 million to $9.9 million for the three months ended March 31, 2011, compared to $3.8 million for the three months ended March 31, 2010. The increase in depreciation and amortization expense was the result of our acquisition of real estate subsequent to March 31, 2010. These properties were placed into service when acquired and are being depreciated for the period held.

Interest Expense

Interest expense increased $3.1 million to $6.8 million for the three months ended March 31, 2011, compared to $3.7 million for the three months ended March 31, 2010. The increase in interest expense was mainly the result of a higher debt balance due to the financing of a portion of our property acquisitions. The average first mortgage debt balance for the three months ended March 31, 2011 and 2010 was $437.0 million and $210.1 million, respectively. The increase in the average mortgage debt balance was partially offset by a decrease in the average interest rate on debt to 5.44% at March 31, 2011 from 6.17% at March 31, 2010. We view these secured financing sources as an efficient and accretive means to acquire properties.

Our interest expense in future periods will vary based on our level of future borrowings, which will depend on the level of proceeds raised in the offering, the cost of borrowings, and the opportunity to acquire real estate assets which meet our investment objectives.

Gains (Losses) on Derivative Instruments

Gains in the fair value of derivative instruments was $0.1 million for the three months ended March 31, 2011 compared to a loss of $0.2 million for the three months ended March 31, 2010. These gains and losses are related to marking our derivative instruments to fair value.

Loss on Disposition of Property

Loss on the disposition of property of $44,000 for the three months ended March 31, 2011, were realized from the sale of a PNC property in January 2011.

Gains (Losses) on Sales to Non-Controlling Interest Holders, Net

Net losses on sales to non-controlling interest holders was $0.1 million for the three months ended March 31, 2011 compared to gains of $0.3 million for the three months ended March 31, 2010 and was comprised of the excess of proceeds received over the amortized costs of the property sold in joint venture and other agreements with third parties net of related federal and state income tax effects.

Income from Joint Venture with Affiliate

Income from joint venture with affiliate was $24,000 for the three months ended March 31, 2011. This income represents our share of the profit and loss in a joint venture real estate investment with an affiliated entity. There were no joint venture investments at March 31, 2010.

Cash Flows for the Three Months Ended March 31, 2011

During the three months ended March 31, 2011, net cash provided by operating activities was $3.4 million. The level of cash flows provided by operating activities is affected by both the timing of interest payments and amount of borrowings outstanding during the period. It is also affected by the receipt of scheduled rent payments. Net cash provided by operating activities primarily relates to net loss adjusted for non-cash items of $6.4 million as well as the increase in accounts payable and accrued expenses of $1.4 million, partially offset by an increase in prepaid expenses and other assets of $4.0 million principally resulting from the prepayment of  an additional $2.0 million of asset management fees and straight-line rent adjustments of $2.2 million accrued during the three months ended March 31, 2011 as well as a decrease in deferred rent of $0.4 million due to the timing of the receipt of rental payments.

Net cash used in investing activities during the three months ended March 31, 2011, was $379.8 million was principally related to $380.6 million for acquisitions completed during the three months ended March 31, 2011, partially offset by $0.6 million received from disposition of real estate and $0.2 million of distributions from a joint venture.

Net cash provided by financing activities totaled $363.9 million during the three months ended March 31, 2011. Cash provided by financing activities in 2011 was used for property acquisitions. Cash provided by financing activities were mainly due to proceeds from the issuance of our common stock of $226.2 million, the net proceeds from mortgage notes payable after the effect of principal repayments of $154.2 million, partially offset by payments of deferred financing costs of $8.9 million, distributions to common stockholders of $6.5 million, distributions to non-controlling interest holders of $0.5 million, payments for common stock redemptions of $0.4 million, the repayment of long-term notes payable of $0.1 million and increases in restricted cash of $0.1 million.

Cash Flows for the Three Months Ended March 31, 2010

During the three months ended March 31, 2010, net cash provided by operating activities was $2.0 million. The level of cash flows provided by operating activities is affected by both the timing of interest payments and amount of borrowings outstanding during the period. It is also affected by the receipt of scheduled rent payments and disbursement of deposits required in connection with property acquisitions. Cash provided by operating activities primarily relates to net loss adjusted for non-cash items of $3.1 million. This cash inflow was partially offset by an increase in prepaid expenses and other assets of $1.2 million principally resulting from the prepayment of $0.4 million of asset management fees and straight-line rents of $0.4 million during the three months ended March 31, 2010, an increase in deferred rent of $0.2 million and payables to affiliates decreased $0.1 million.

Net cash used in investing activities during the three months ended March 31, 2010, was $81.4 million principally relating to acquisitions completed in the first quarter of 2010.

Net cash provided by financing activities totaled approximately $77.1 million during the three months ended March 31, 2010. Such amount consisted primarily of $49.5 million from issuance of common stock, net proceeds from mortgage notes payable of $41.7 million and contributions from noncontrolling interest holders of $5.0 million, partially offset by the repayment of short-term bridge funds of $15.9 million, distributions to common stockholders of $1.8 million, payments of deferred financing costs of $0.8 million, principal payments on mortgage notes payable of $0.4 million and distributions to noncontrolling interest holders of $0.1 million.

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

We expect to continue to raise capital through the sale of our common stock and to utilize the net proceeds from the sale of our common stock and proceeds from secured financings to complete future property acquisitions. As of March 31, 2011, we issued 87.9 million shares of common stock. Total gross proceeds from these issuances were $859.1 million. As of March 31, 2011, the aggregate value of all share issuances and subscriptions outstanding was $870.7 million based on a per share value of $10.00 (or $9.50 for shares issued under the distribution reinvestment plan, or DRIP). As of March 31, 2011 an additional 63.1 million shares were available for issuance under the current registration statement excluding shares available to be issued under the DRIP.

The following table summarizes our stock repurchase program activity cumulatively to date as of March 31, 2011. The value of redemptions did not exceed distribution reinvestment elections by stockholders (dollars in thousands except for cost per share):

	Redemption Requests			Shares Redeemed
	Shares	Value	Average cost per share	Shares	Value	Average cost per share
Year ended December 31, 2009	3,000	$29	$9.65	3,000	$29	$9.65
Year ended December 31, 2010	299,528	2,933	9.79	299,528	2,933	9.79
Quarter ended March 31, 2011	156,018	1,520	9.74	156,018	1,520	9.74
Cumulative redemptions as of March 31, 2011(1)	458,546	$4,482	$9.77	458,546	4,482	$9.77
				Shares issued through DRIP	15,659
				Excess	$11,178

(1)	Redemptions include 159,392 shares with a value of $1.5 million which have been approved for redemption as of March 31, 2011 and will be paid to stockholders in the second quarter of 2011.

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

At March 31, 2011, we have available a $10.0 million revolving line of credit unsecured bridge facility with an affiliated entity. There were no amounts outstanding under this facility at March 31, 2011. There are no unused borrowing fees associated with this facility.

In July 2010, we obtained a secured revolving credit facility from Capital One N.A. (“Capital One”) for an aggregate maximum principal amount of $30.0 million. The proceeds of loans made under the credit agreement will be used to finance the acquisition of net leased, investment or non-investment grade properties. The initial term of the credit agreement is 30 months, which may be extended by 12 months, subject to satisfaction of certain conditions, including payment of an extension fee.

Any loan made under the credit agreement shall bear floating interest at per annum rates equal to either one month LIBOR plus 3.25% or three month LIBOR plus 3.25%, at our sole option. In the event of a default, Capital One has the right to terminate its obligations under the credit agreement, including the funding of future loans, and to accelerate the payment on any unpaid principal amount of all outstanding loans. The line of credit requires a 0.25% non-usage fee on the unused balance. There were no amounts outstanding under this facility at March 31, 2011.

In August 2010, we obtained a secured revolving credit facility from U.S. Bank N.A. (“U.S. Bank”) for an aggregate maximum principal amount of $20.0 million, which was increased to $30.0 million in February 2011. The proceeds of loans made under the credit agreement will be used to finance the acquisition of net leased, investment or non-investment grade properties. The initial term of the credit agreement is 24 months, with a one-time extension option of 12 months, subject to satisfaction of certain conditions, including payment of an extension fee.

Any loan made under the credit agreement shall bear floating interest at a per annum rate equal to one month LIBOR plus 3.25%. In the event of a default, U.S. Bank has the right to suspend the funding of future loans and to accelerate the payment on any unpaid principal amount of the outstanding loans. We intend to collateralize the line of credit with certain properties which are currently owned or will be acquired. We have not yet drawn on the line of credit. The line of credit requires a 0.25% non-usage fee on the unused balance. There were no amounts outstanding under this facility at March 31, 2011.

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

The distribution is calculated based on stockholders of record each day during the applicable period at a rate that, if paid each day for a 365-day period, would equal a specified annualized rate based on a share price of $10.00. As of March 31, 2010 our annualized distribution rate was 7.0%.

During the three months ended March 31, 2011, distributions paid totaled $11.1 million, inclusive of $4.9 million of common shares issued under the DRIP and excluding $0.2 million paid on unvested restricted stock grants for the three months ended March 31, 2011. Distribution payments are dependent on the availability of funds. Our board of directors may reduce the amount of distributions paid or suspend distribution payments at any time and therefore distribution payments are not assured.

We, our board of directors and Advisor share a similar philosophy with respect to paying our distribution. The distribution should principally be derived from cash flows generated from real estate operations. In order to improve our operating cash flows and our ability to pay distributions from operating cash flows, our related party Advisor agreed to waive certain fees including asset management and property management fees. For the three months ended March 31, 2011, we paid asset management fees to the Advisor of $0.6 million. The Advisor has elected to waive the remainder of its asset management fee and its entire property management fee, and will determine if a portion or all of such fees will be waived in subsequent periods on a quarter-to-quarter basis. Such fees waived during the three months ended March 31, 2011 were $1.9 million and $0.4 million, respectively. The fees that were waived relating to the activity during 2011 are not deferrals and accordingly, will not be paid. Because the Advisor waived certain fees that we owed, cash flow from operations that would have been paid to the Advisor was available to pay distributions to our stockholders. See Note 10 to the consolidated financial statements else ware in this report for further information on fees paid to and forgiven by the Advisor.

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

The following table shows the sources for the payment of distributions to common stockholders for the three months ended March 31, 2011 (in thousands):

Distributions:
Total distributions	$11,129
Distributions reinvested (1)	(4,904)
Distributions paid in cash	$6,225
Source of distributions:
Cash flows provided by operations (2)	$3,430
Proceeds from issuance of common stock	2,795
Total sources of distributions	$6,225
Cash flows provided by operations (GAAP basis) (3)	$3,430
Net loss (in accordance with GAAP)	$(4,520)

(1)	Distributions reinvested pursuant to the DRIP, which do not impact our cash flows.

(2)	Distributions paid from cash provided by operations are derived from cash flows from operations (GAAP basis) for the three months ended March 31, 2011.

(3)	Includes the impact of expensing acquisition and related transaction costs as incurred of $7.1 million for the three months ended March 31, 2011.

The following table compares cumulative distributions paid to net loss (in accordance with GAAP) for the period from August 17, 2007 (date of inception) through March 31, 2011 (in thousands):

For the Period from August 17, 2007 (date of inception) to March 31, 2011
Distributions paid:
Cash	$19,820
DRIP	15,659
Total distributions paid	$35,479
Reconciliation of net loss:
Total revenues	$86,140
Acquisition and transaction related	(20,109)
Depreciation and amortization	(42,968)
Other operating expense	(5,167)
Other income (expense)	(40,429)
Net income (loss) attributable to non-controlling interests	(370)
Net loss (in accordance with GAAP)(1)	$(22,903)

(1)
Net loss as defined by GAAP includes the non-cash impact of depreciation and amortization expense as well as costs incurred relating to acquisitions and related transactions subsequent to January 1, 2009.

Dilution

In connection with this on-going offering of shares of our common stock, we are providing information about our net tangible book value per share. Our net tangible book value per share is a mechanical calculation using amounts from our balance sheet, and is calculated as (i) total book value of our assets less the net value of intangible assets (ii) minus total liabilities less the net value of intangible liabilities, (iii) divided by the total number of shares of common stock outstanding. It assumes that the value of real estate, and real estate related assets and liabilities diminish predictably over time as shown through the depreciation and amortization of real estate investments. It also excludes intangible assets. Real estate values have historically risen or fallen with market conditions. Net tangible book value is used generally as a conservative measure of net worth that we do not believe reflects our estimated value per share. It is not intended to reflect the value of our assets upon an orderly liquidation of in accordance with our investment objectives. Our net tangible book value reflects dilution in the value of our common stock from the issue price as a result of (i) operating losses, which reflect accumulated depreciation and amortization of real estate investments, (ii) the funding of distributions from sources other than our cash flow from operations, and (iii) fees paid in connection with our public offering, including commissions, dealer manager fees and other offering costs. As of March 31, 2011, our net tangible book value per share was $6.41. The offering price of shares under our primary offering (ignoring purchase price discounts for certain categories of purchasers) at March 31, 2011 was $10.00.

Our offering price was not established on an independent basis and bears no relationship to the net value of our assets. Further, even without depreciation in the value of our assets, the other factors described above with respect to the dilution in the value of our common stock are likely to cause our offering price to be higher than the amount you would receive per share if we were to liquidate at this time.

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

The Company is currently precluded from providing certain non-GAAP financial measures within our filed Form 10-Q pursuant to an agreement made in connection with certain state permits to sell our securities. However, we believe such data is meaningful with respect to understanding and analyzing our performance. Accordingly, the Company will be furnishing a supplement to our Form 10-Q, which will include non-GAAP financial measures.

Our calculation of FFO may differ from other real estate companies due to, among other items, variations in cost capitalization policies for capital expenditures and, accordingly, may not be comparable to such other real estate companies.  Our calculation of FFO is presented in the following table for the applicable periods during the three months ended March 31, 2011 and 2010 (in thousands):

	Three Months Ended March 31,
	2011	2010
Net loss (in accordance with GAAP)(1)	$(4,520)	$(389)
Add:
Depreciation of real estate assets	7,798	3,054
Amortization of intangible lease assets	2,125	711
Amortization of below-market lease liabilities	(76)	(79)
Fair value adjustments on derivatives	(111)	158
Non-controlling interest adjustment	(212)	(148)
(Gains) losses on sales to non-controlling interest holders	102	(335)
Loss on disposition of property	44	—

FFO	$5,150	$2,972

(1)	Net loss as defined by GAAP includes costs incurred relating to acquisitions and related transactions subsequent to January 1, 2009.

Loan Obligations

The payment terms of our loan obligations vary. In general, only interest amounts are payable monthly with all unpaid principal and interest due at maturity. Some of our loan agreements stipulate that we comply with specific reporting and financial covenants mainly related to debt coverage ratios and loan to value ratios. Each loan that has these requirements has specific ratio thresholds that must be met. As of March 31, 2011, we were in compliance with the debt covenants under our loan agreements.

Our Advisor may, with approval from our independent board of directors, seek to borrow short-term capital that, combined with secured mortgage financing, exceeds our targeted leverage ratio. Such short-term borrowings may be obtained from third-parties on a case-by-case basis as acquisition opportunities present themselves simultaneous with our capital raising efforts. We view the use of short-term borrowings as an efficient and accretive means of acquiring real estate in advance of raising equity capital. Accordingly, we can take advantage of buying opportunities as we expand our fund raising activities. As additional equity capital is obtained, these short-term borrowings will be repaid. Our leverage ratio approximated 42.9% (secured mortgage notes payable as a percentage of total real estate investments, at cost) as of March 31, 2011.

In addition as of March 31, 2011 we have an unused short-term equity line available to us from a related party entity that allows us to draw a maximum of $10.0 million, and two additional lines of credit that would allow us to draw an additional $60.0 million if certain requirements are met.

Contractual Obligations

The following is a summary of our contractual obligations as of March 31, 2011 (in thousands):

	Total	April 1, 2011 to December 31, 2011	2012 – 2013	2014 – 2015	Thereafter
Principal Payments Due:
Mortgage notes payable	$542,713	$5,418	$62,673	$153,790	$320,832
Other notes payable	12,720	12,720	—	—	—
	$555,433	$18,138	$62,673	$153,790	$320,832
Interest Payments Due:
Mortgage notes payable	$166,849	$22,208	$57,404	$46,014	$41,223
Other notes payable	871	871	—	—	—
	$167,720	$23,079	$57,404	$46,014	$41,223

From April 1, 2011 to May 6, 2011, we purchased properties for a total purchase price of approximately $63.3 million. The properties were acquired with a combination of cash and financing arrangements. A total of $49.7 million of mortgage financing was obtained from April 1, 2011 to May 6, 2011. See Note 15 — Subsequent Events in the Consolidated Financial Statements for more information on this financing.

Election as a REIT

We elected to be taxed as a REIT under Sections 856 through 860 of the Code commencing with our taxable year ended December 31, 2008. If we continue to qualify for taxation as a REIT, we generally will not be subject to federal corporate income tax to the extent we distribute our REIT taxable income to our stockholders, and so long as we distribute at least 90% of our REIT taxable income. REITs are subject to a number of other organizational and operational requirements. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property, and federal income and excise taxes on our undistributed income. We believe we are organized and operating in such a manner as to qualify to be taxed as a REIT for the taxable year ended December 31, 2011.

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

Off-Balance Sheet Arrangements

In conjunction with entering into a joint venture agreement with an affiliated entity where we invested $12.0 million for an ownership percentage of five retail condominium units, we agreed to provide a guarantee on a mortgage note payable obtained from a third party in connection with the property acquisition. The guarantee will be in place until the affiliated entity achieves a net worth of $40.0 million.  As of March 31, 2011, the balance on the mortgage note payable was $21.3 million. The net worth of the affiliated entity at March 31, 2011 was $26.9 million.

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

As of March 31, 2011, our debt included fixed-rate debt with a carrying value of $453.1 million and a fair value of $468.6 million. Changes in market interest rates on our fixed rate debt impact fair value of the debt, but it has no impact on interest incurred or cash flow. For instance, if interest rates rise 100 basis points and our fixed rate debt balance remains constant, we expect the fair value of our debt to decrease, the same way the price of a bond declines as interest rates rise. The sensitivity analysis related to our fixed-rate debt assumes an immediate 100 basis point move in interest rates from their March 31, 2011 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed rate debt by approximately $27.2 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed-rate debt by $29.1 million.

As of March 31, 2011, our debt included variable-rate mortgage notes payable with a carrying value of $89.6 million. Interest rate volatility associated with this variable-rate mortgage debt has been mitigated by the use of hedge instruments entered into simultaneously when the corresponding mortgage note was executed. The sensitivity analysis related to our variable-rate debt assumes an immediate 100 basis point move in interest rates from their March 31, 2011 levels, with all other variables held constant. A 100 basis point increase or decrease in variable interest rates on our variable-rate notes payable would increase or decrease our interest expense by $0.9 million annually.

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

No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended March 31, 2011 that has materially affected, or is reasonable likely to materially affect, our internal controls over financial reporting.

  PART II
OTHER INFORMATION

Item 1. Legal Proceedings

As of the end of the period covered by this Quarterly Report on Form 10-Q, we are not a party to, and none of our properties are subject to, any material pending legal proceedings.

Item 1A. Risk Factors

There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for year ended December 31, 2010.

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
Brian S. Block
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: May 13, 2011

EXHIBIT INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the three months ended March 31, 2011 (and are numbered in accordance with Item 601 of Regulation S-K).

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