Form 10-Q
period 2011-06-30
American Realty Capital Trust, Inc.
filed 2011-08-15
CIK 1410997

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☒	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes ☒ No

The number of outstanding shares of the registrant’s common stock on July 31, 2011 was 175,729,649 shares.

AMERICAN REALTY CAPITAL TRUST, INC.

AMERICAN REALTY CAPITAL TRUST, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Real estate investments, at cost:
Land	$274,658	$142,401
Buildings, fixtures and improvements	1,155,088	631,999
Acquired intangible lease assets	199,641	108,193
Total real estate investments, at cost	1,629,387	882,593
Less accumulated depreciation and amortization	(57,864)	(32,777)
Total real estate investments, net	1,571,523	849,816
Cash and cash equivalents	276,984	31,985
Restricted cash	2,008	90
Receivable for sale of common stock	27,233	2,905
Other assets	19,112	9,144
Investment in joint venture with affiliate	11,575	11,945
Deferred financing costs, net	13,039	8,169
Total assets	$1,921,474	$914,054

LIABILITIES AND EQUITY
Mortgage notes payable	$642,544	$372,755
Mortgage discount and premium, net	753	1,163
Long-term notes payable	—	12,790
Below-market lease liabilities, net	8,302	8,454
Derivatives, at fair value	5,117	5,214
Accounts payable and accrued expenses	11,798	3,638
Deferred rent and other liabilities	4,216	3,858
Distributions payable	7,626	3,518
Total liabilities	680,356	411,390

Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value; 240,000,000 shares authorized, 149,753,261 and 61,824,238 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	1,498	618
Additional paid-in capital	1,314,281	529,740
Accumulated other comprehensive loss	(3,904)	(3,878)
Accumulated deficit	(92,934)	(46,464)
Total stockholders’ equity	1,218,941	480,016
Non-controlling interests	22,177	22,648
Total equity	1,241,118	502,664
Total liabilities and equity	$1,921,474	$914,054

The accompanying notes are an integral part of these financial statements.

AMERICAN REALTY CAPITAL TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues:
Rental income	$28,054	$9,382	$48,772	$16,810
Operating expense reimbursements	922	—	1,061	—
Total revenues	28,976	9,382	49,833	16,810
Expenses:
Fees to affiliate	950	350	1,550	350
Acquisition and transaction related	10,691	640	17,823	981
Property expenses	911	—	1,124	—
General and administrative	932	340	1,457	562
Depreciation and amortization	15,244	4,721	25,187	8,506
Total operating expenses	28,728	6,051	47,141	10,399
Operating income	248	3,331	2,692	6,411
Other income (expenses):
Interest expense	(9,489)	(4,093)	(16,235)	(7,755)
Gains (losses) on derivative instruments	6	(239)	148	(391)
Loss on disposition of property	—	—	(44)	—
Gains (losses) on sale to non-controlling interest holders, net of taxes	—	17	(102)	352
Income from joint venture with affiliate	25	—	49	—
Total other expenses	(9,458)	(4,315)	(16,184)	(7,794)
Net loss	(9,210)	(984)	(13,492)	(1,383)
Net (income) loss attributable to non-controlling interests	(307)	(8)	(545)	4
Net loss attributable to stockholders	$(9,517)	$(992)	$(14,037)	$(1,379)
Basic and diluted net loss per share	$(0.09)	$(0.04)	$(0.16)	$(0.07)

The accompanying notes are an integral part of these financial statements.

AMERICAN REALTY CAPITAL TRUST, INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
Six Months Ended June 30, 2011
(Dollar amounts in thousands)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stock- holders’ Equity	Non-controlling Interests	Total Equity
	Number of Shares	Par Value
Balance, December 31, 2010	61,824,238	$618	$529,740	$(3,878)	$(46,464)	$480,016	$22,648	$502,664
Issuance of common stock	86,796,786	869	856,993	—	—	857,862	—	857,862
Offering costs, commissions and dealer manager fees	—	—	(82,481)	—	—	(82,481)	—	(82,481)
Common stock issued through distribution reinvestment plan	1,292,028	13	12,261	—	—	12,274	—	12,274
Distributions declared	—	—	—	—	(32,433)	(32,433)	—	(32,433)
Common stock redemptions	(196,516)	(2)	(2,957)	—	—	(2,959)	—	(2,959)
Issuance of restricted shares	36,725	—	—	—	—	—	—	—
Share based compensation	—	—	725	—	—	725	—	725
Distributions to non-controlling interest holders	—	—	—	—	—	—	(1,016)	(1,016)
Designated derivatives, fair value adjustment	—	—	—	(26)	—	(26)	—	(26)
Net income (loss)	—	—	—	—	(14,037)	(14,037)	545	(13,492)
Total comprehensive income (loss)	—	—	—	(26)	(14,037)	(14,063)	545	(13,518)
Balance, June 30, 2011	149,753,261	$1,498	$1,314,281	$(3,904)	$(92,934)	$1,218,941	$22,177	$1,241,118

The accompanying notes are an integral part of this financial statement.

AMERICAN REALTY CAPITAL TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)
	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(13,492)	$(1,383)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	19,949	6,842
Amortization of intangibles	5,238	1,664
Amortization of deferred financing costs	2,148	365
Amortization of mortgage discounts and premiums, net	(79)	—
Amortization of restricted stock grants	725	2
Accretion of below-market lease liability	(152)	(157)
Loss on disposition of property	44	—
(Gain) loss on derivative instruments	(148)	391
Gain on sales to non-controlling interest holders	—	(533)
Income from unconsolidated joint venture	(49)	—
Changes in assets and liabilities:
Prepaid expenses and other assets	(7,733)	(2,603)
Accounts payable and accrued expenses	7,118	1,309
Deferred rent and other liabilities	358	470
Net cash provided by operating activities	13,927	6,367
Cash flows from investing activities:
Investment in real estate and other assets	(717,054)	(182,184)
Distributions from joint venture investments	419	—
Proceeds from disposition of real estate and other assets	581	—
Net cash used in investing activities	(716,054)	(182,184)
Cash flows from financing activities:
Proceeds from mortgage notes payable	243,852	76,687
Payments on mortgage notes payable	(4,814)	(14,643)
Payments on long-term notes payable	(12,790)	—
Payments on short-term bridge funds	—	(15,878)
Contributions from non-controlling interest holders	—	9,627
Distributions to non-controlling interest holders	(1,016)	(354)
Proceeds from issuance of common stock, net	751,053	131,425
Payments of financing costs	(9,273)	(1,526)
Distributions paid	(16,051)	(3,939)
Redemptions paid	(1,917)	(1,592)
Restricted cash	(1,918)	(21)
Net cash provided by financing activities	947,126	179,786
Net decrease in cash and cash equivalents	244,999	3,969
Cash and cash equivalents, beginning of period	31,985	5,010
Cash and cash equivalents, end of period	$276,984	$8,979

Supplemental Disclosures:
Cash paid for interest	$13,534	$7,636
Cash paid for income taxes	144	383
Non-Cash Investing and Financing Activities:
Common stock issued through distribution reinvestment plan	12,274	—
Mortgages assumed in real estate acquisitions	30,751	—

The accompanying notes are an integral part of these financial statements.

AMERICAN REALTY CAPITAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(Unaudited)

Note 1 — Organization

American Realty Capital Trust, Inc. (the “Company”), incorporated on August 17, 2007, is a Maryland corporation that qualifies as a real estate investment trust (“REIT”) for federal income tax purposes. On January 25, 2008, the Company commenced an initial public offering (“IPO”) on a “best efforts” basis of up to 150.0 million shares of common stock offered at a price of $10.00 per share, subject to certain volume and other discounts, pursuant to a registration statement on Form S-11 (the “Registration Statement”) filed with the Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, as amended. The Registration Statement also covered up to 25.0 million shares available pursuant to a distribution reinvestment plan (the “DRIP”) under which the Company’s stockholders may elect to have their distributions reinvested in additional shares of the Company’s common stock at the greater of $9.50 per share or 95% of the estimated value of a share of common stock.

On August 5, 2010, the Company filed a registration statement on Form S-11 to register 32.5 million shares of common stock in connection with a follow-on offering. The IPO was originally set to expire on January 25, 2011, three years after its effective date. However, as permitted by Rule 415 of the Securities Act, the Company was permitted to continue its IPO until July 25, 2011. On July 7, 2011, the Company had sold all of the 150.0 million shares that were registered under the IPO and as permitted, began to sell the remaining 25.0 million shares that were initially registered for the DRIP. On July 11, 2011, the Company withdrew  the registration for the additional 32.5 million shares in connection with the follow-on offering. In addition, on July 15, 2011, the Company filed a registration statement on Form S-3 to register an additional 24.0 million shares to be used for the DRIP.

As of June 30, 2011, the Company had approximately 149.8 million shares of common stock outstanding including stock issued under the DRIP and restricted share plan. Total gross proceeds from these issuances were $1.5 billion. As of June 30, 2011, the aggregate value of all share issuances and subscriptions outstanding was $1.5 billion based on a per share value of $10.00 (or $9.50 for shares issued under the DRIP). As of June 30, 2011, approximately 0.5 million shares of common stock had been redeemed under the stock repurchase program at a value of $4.5 million and an additional 0.1 million shares with a redemption value of $1.4 million were accrued for redemption as of June 30, 2011. The Company is dependent upon the net proceeds from the offering to conduct its operations.

The Company has used and intends to use the proceeds  from its IPO to acquire and manage a diverse portfolio of real estate properties consisting primarily of freestanding, single-tenant properties net leased to investment grade and other creditworthy tenants throughout the United States and Puerto Rico. The Company typically funds acquisitions with a combination of equity and debt and in certain cases may use only equity capital or fund a portion of the purchase price through investments from unaffiliated third parties. The Company expects to arrange long-term financing on both a secured and unsecured fixed rate basis. The Company intends to continue to grow existing relationships and develop new relationships throughout the various markets the Company serves, which is expected to lead to further acquisition opportunities.

As of June 30, 2011, the Company owned 368 properties with approximately 11.0 million square feet, 100% leased with a weighted average remaining lease term of 14.5 years. In constructing the portfolio, the Company is committed to diversification (industry, tenant and geography). As of June 30, 2011, rental revenues derived from investment grade tenants (rated BBB- or better by Standard & Poors) approximated 76.4%. The strategy encompasses receiving the majority of revenue from investment grade tenants as the Company further acquires properties and enters into (or assumes) long-term lease arrangements.

Substantially all of the Company’s business is conducted through American Realty Capital Operating Partnership, L.P. (the “OP”), a Delaware limited partnership. The Company is the sole general partner of and owns a 99.01% partnership interest in the OP. American Realty Capital Advisors, LLC, (the “Advisor”) is the sole limited partner and owner of 0.99% (non-controlling interest) of the partnership interests of the OP. The limited partner interests have the right to convert OP units into cash or, at the option of the Company, an equal number of common shares of the Company, as allowed by the limited partnership agreement.

The Company has no paid employees. The Company is managed by the Advisor and American Realty Capital Properties, LLC, which serves as its property manager (the “Property Manager”). The Advisor and the Property Manager are affiliated entities that receive compensation and fees for services related to the IPO and for the investment and management of the Company’s assets. These entities receive fees during the Company’s offering, acquisition, operational and liquidation stages. The compensation levels during the offering, acquisition and operational stages are discussed in Note 10 — Related Party Transactions and Arrangements.

AMERICAN REALTY CAPITAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(Unaudited)

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

On May 27, 2011, the Company's board of directors engaged Goldman, Sachs & Co. as its financial advisor to assist it in evaluating strategic alternatives, including the possible sale of all or a portion of the Company, and a public listing on a traded exchange.

Note 2 — Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2 to the consolidated financial statements for the year ended December 31, 2010, which are included in the Company’s Form 10-K filed with the SEC on March 31, 2011. There have been no significant changes to these policies during 2011 other than the updates described below.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued guidance that expands the existing disclosure requirements for fair value measurements, primarily for Level 3 measurements, which are measurements based on unobservable inputs such as the Company’s own data. This guidance is largely consistent with current fair value measurement principles with few exceptions that do not result in a change in general practice. The guidance will be applied prospectively and will be effective for interim and annual reporting periods ending after December 15, 2011. The adoption of this guidance is not expected to have a material impact on the Company’s financial position or results of operations.

In June 2011, the FASB issued guidance requiring entities to present items of net income and other comprehensive income either in one continuous statement – referred to as the statement of comprehensive income – or in two separate, but consecutive, statements of net income and other comprehensive income. The new guidance does not change which components of comprehensive income are recognized in net income or other comprehensive income, or when an item of other comprehensive income must be reclassified to net income. The guidance will be applied prospectively and will be effective for interim and annual reporting periods ending after December 15, 2011. The adoption of this guidance is not expected to have a material impact on the Company’s financial position or results of operations but will change the location of the presentation of other comprehensive income to more closely associate the disclosure with net income.

AMERICAN REALTY CAPITAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(Unaudited)

Note 3 — Real Estate Investments

The following table presents the allocation of the assets acquired and liabilities assumed during the periods presented (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Real estate investments, at cost:
Land	$58,826	$18,822	$132,350	$29,899
Buildings, fixtures and improvements	250,039	69,502	523,616	128,542
Total tangible assets	308,865	88,324	655,966	158,441
Acquired intangibles:
In-place leases	45,943	12,422	91,508	23,743
Mortgage assumed	(18,321)	—	(30,751)	—
Mortgage discount, net	—	—	331	—
Total assets acquired, net	$336,487	$100,746	$717,054	$182,184
Number of properties purchased	50	21	110	41

AMERICAN REALTY CAPITAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(Unaudited)

The Company acquires and operates commercial properties. All such properties may be acquired and operated by the Company alone or jointly with another party. As of June 30, 2011, all of the properties the Company owned were 100% occupied. The Company acquired and disposed of the following properties during the six months ended June 30, 2011 (dollar amounts in thousands other than annualized average rental income per square foot):

Property	Acquisition/ Disposal Date	No. of Buildings	Square Feet	Ownership Percentage	Remaining Lease Term (1)	Base Purchase Price (2)	Capitalization Rate (3)	Annualized Rental Income (4)

Portfolio as of December 31, 2010:		259	5,310,215	various	15.2	$879,215	8.41%	$73,006

Acquisitions for the six months ended June 30, 2011:

Lowes (6)	January 2011	1	141,393	100%	15.1	10,018	6.74%	675
Citizens	January 2011	2	14,307	100%	7.6	3,811	9.11%	347
QuickTrip	January 2011	1	4,555	100%	12.7	3,330	8.74%	291
Dillons	January 2011	1	56,451	100%	8.3	5,075	7.80%	396
Wawa	January 2011	2	12,433	100%	15.9	17,209	7.00%	1,205
Walgreens VIII	January 2011	9	122,963	100%	23.6	54,569	6.86%	3,742
DaVita Dialysis II	February 2011	4	23,154	100%	10.9	8,013	8.90%	713
CVS III	February 2011	1	13,338	100%	25.6	5,199	7.25%	377
Citigroup, Inc.	February 2011	1	64,036	100%	14.3	27,275	7.00%	1,910
Coats & Clark	February 2011	1	401,512	100%	9.5	9,523	9.84%	937
Walgreens IX	February 2011	1	13,569	100%	22.4	5,460	7.34%	401
Express Scripts	March 2011	2	416,141	100%	7.9	51,281	9.02%	4,623
DaVita Dialysis III	March 2011	1	18,185	100%	11.9	6,565	7.72%	507
Dollar General V	March 2011	6	55,363	100%	14.6	5,195	8.84%	459
Wal-Mart	March 2011	1	183,442	100%	7.8	12,633	7.15%	903
Kohl's	March 2011	1	88,408	100%	14.6	10,182	7.15%	728
Texas Instruments	March 2011	1	125,000	100%	9.4	32,000	7.88%	2,522
Sam's Club (6)	March 2011	1	141,583	100%	14.2	12,821	6.64%	851
CVS IV	March 2011	1	13,225	100%	23.6	5,330	7.95%	424
Walgreens X	March 2011	2	27,760	100%	19.1	9,000	7.46%	671
CVS V	March 2011	1	12,900	100%	22.6	5,759	7.29%	420
Provident Bank	March 2011	1	2,950	100%	22.6	2,589	9.15%	237
Dillons II	March 2011	1	63,858	100%	10.3	6,420	7.49%	481
FedEx X	March & May 2011	2	204,157	100%	14.1	32,200	7.98%	2,570
~3M	March 2011	1	650,760	100%	9.8	44,800	7.35%	3,294
Bojangles	March 2011	13	47,865	100%	11.9	24,789	8.85%	2,193
Tractor Supply II	March 2011	2	38,194	100%	14.8	5,103	9.09%	463
Dollar General VI	April 2011	2	18,428	100%	14.9	1,856	9.00%	167
Dollar General VII	April 2011	2	18,340	100%	14.8	2,093	8.98%	188
O'Reilly Auto II	April 2011	1	8,154	100%	11.6	1,894	8.92%	169
Walgreens XI	April 2011	1	14,550	100%	24.0	4,993	7.35%	367
DaVita Dialysis IV	April 2011	1	6,020	100%	8.4	2,061	8.88%	183
Whirlpool	April 2011	1	750,000	100%	9.8	19,837	8.10%	1,606
Wrangler	April 2011	1	316,800	100%	9.5	17,286	8.20%	1,417
Walgreens XII	April 2011	1	13,605	100%	22.6	4,380	8.20%	359
7-Eleven	May 2011	1	3,074	100%	9.4	2,950	8.24%	243
BSFS III	May 2011	1	7,864	100%	14.5	2,661	8.53%	227
Kohls II	May 2011	1	64,250	100%	19.6	6,398	7.50%	480
National Tire & Battery	May 2011	3	33,920	100%	14.3	5,921	8.16%	483
CVS VI	May 2011	1	13,224	100%	23.7	9,110	7.21%	657
BSFS IV	May 2011	3	22,904	100%	13.4	8,539	8.60%	734
FedEx XI	May 2011	1	125,502	100%	10.7	39,000	7.94%	3,095
Pep Boys	May 2011	3	60,140	100%	12.1	12,951	8.68%	1,124
Tops Market	May 2011	1	57,833	100%	11.7	10,956	7.61%	834

AMERICAN REALTY CAPITAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(Unaudited)

Property	Acquisition/ Disposal Date	No. of Buildings	Square Feet	Ownership Percentage	Remaining Lease Term (1)	Base Purchase Price (2)	Capitalization Rate (3)	Annualized Rental Income (4)
7-Eleven II	May 2011	1	2,940	100%	9.5	2,105	7.55%	159
General Electric	May 2011	1	484,348	100%	7.8	23,688	7.62%	1,806
Wal-Mart II	May 2011	1	151,925	100%	7.6	12,415	8.01%	995
USPS	May 2011	1	39,297	100%	13.8	7,260	6.79%	493
Walgreens XIII	May 2011	2	27,195	100%	17.1	9,819	7.25%	712
Walgreens XIV	June 2011	1	14,820	100%	21.9	3,986	7.15%	285
Mrs. Bairds	June 2011	2	30,120	100%	8.2	3,169	8.36%	265
Walgreens XV	June 2011	1	14,480	100%	21.9	4,912	7.13%	350
O'Reilly's III	June 2011	1	8,160	100%	11.8	2,000	8.70%	174
FedEx XII	June 2011	1	182,326	100%	11.8	35,000	7.79%	2,726
Walgreens XVI	June 2011	6	52,400	100%	22.7	51,160	6.63%	3,392
VA Clinic	June 2011	1	10,768	100%	9.6	3,190	11.66%	372
BSFS V	June 2011	1	159,797	100%	10.8	9,040	8.53%	771
Tractor Supply IV	June 2011	1	19,097	100%	11.9	1,750	13.94%	244
O'Reilly's IV	June 2011	2	16,000	100%	11.7	3,724	8.75%	326
Trader Joe's	June 2011	1	31,920	100%	10.5	5,550	12.16%	675

Disposition for the six months ended June 30, 2011:

PNC	January 2011	(1)	(1,992)	100%	(7.9)	(680)	6.91%	(47)

Total		368	11,045,926		14.5	$1,626,338	8.08%	$131,377

Annualized average rental income per square foot			$11.89

(1)
Remaining lease term as of June 30, 2011, in years. If the portfolio has multiple locations with varying lease expirations, remaining lease term is calculated on a weighted-average basis. Total remaining lease term is an average of the remaining lease term of the total portfolio.

(2)
Contract purchase price excluding acquisition and transaction-related costs. Acquisition and transaction-related costs include legal costs, acquisition fees paid to the Advisor and closing costs on the property.

(3)	Annualized rental income on a straight-line basis divided by base purchase price. Total capitalization rate is an average of the capitalization rate of the total portfolio.

(4)	Annualized rental income for the property portfolio on a straight-line basis as of June 30, 2011, which includes the effect of tenant concessions such as free rent, as applicable.

(5)	Includes a $12.0 million investment in a joint venture.

(6)
Property is a parcel of land with a ground lease which contains a building that will be conveyed to the Company at the end of the ground lease. Square footage and number of buildings refers to the building that is constructed on the parcel of land.

AMERICAN REALTY CAPITAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(Unaudited)

Future Lease Payments

The following table presents future minimum base rental cash payments due to the Company subsequent to June 30, 2011. These amounts exclude contingent rentals that may be collected from certain tenants based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes among other items (amounts in thousands):

Year	Future Minimum Base Rent Payments
July 1, 2011 to December 31, 2011	$62,322
2012	125,470
2013	126,446
2014	128,452
2015	129,952
Thereafter	1,311,441
Total	$1,884,083

The following table lists tenants whose annualized rental income on a straight-line basis represented greater than 10% of consolidated annualized income as of June 30, 2011 and 2010:

	2011	2010

FedEx	16%	16%
Walgreens	13%	—
CVS	8%	20%

No other tenant represented more than 10% of the annualized rental income for the periods presented. The termination, delinquency or non-renewal of one of the above tenants may have a material adverse effect on revenues.

Note 4 — Revolving Credit Facilities

At June 30, 2011 and December 31, 2010, the Company had available a $10.0 million revolving line of credit unsecured bridge facility with an affiliated entity. There were no amounts outstanding under this facility at June 30, 2011 or December 31, 2010. There are no unused borrowing fees associated with this facility.

In July 2010, the Company obtained a secured revolving credit facility with Capital One, N.A. (“Capital One”) for an aggregate maximum principal amount of $30.0 million. The proceeds of loans made under the credit agreement may be used to finance the acquisition of net leased, investment or non-investment grade occupied properties. The initial term of the credit agreement is 30 months, which may be extended by 12 months, subject to satisfaction of certain conditions, including payment of an extension fee.

Any loan made under the Capital One credit agreement shall bear floating interest at per annum rates equal to either one month London Interbank Offered Rate (“LIBOR”) plus 3.25% or three month LIBOR plus 3.25%, at the Company’s option. In the event of a default, Capital One has the right to terminate its obligations under the credit agreement, including the funding of future loans, and to accelerate the payment on any unpaid principal amount of all outstanding loans. The line of credit requires a fee of 0.25% on the unused balance.

In August 2010, the Company obtained a secured revolving credit facility with U.S. Bank, N.A. (“U.S. Bank”) for an aggregate maximum principal amount of $20.0 million, which subsequently increased to $30.0 million. The proceeds of loans made under the credit agreement may be used to finance the acquisition of net leased, investment or non-investment grade occupied properties. The initial term of the credit agreement is 24 months, with a one-time extension option of 12 months, subject to satisfaction of certain conditions, including payment of an extension fee.

AMERICAN REALTY CAPITAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(Unaudited)

Any loan made under the U.S. Bank credit agreement shall bear floating interest at a per annum rate equal to one month LIBOR plus 3.25%. In the event of a default, U.S. Bank has the right to suspend the funding of future loans and to accelerate the payment on any unpaid principal amount of the outstanding loans. The line of credit requires a fee of 0.25% on the unused balance.

The Company must collateralize the Capital One and U.S. Bank lines of credit with certain of its properties in addition to meeting certain minimum cash deposit requirements. The Company has drawn on these lines of credit from time to time to finance the purchase price of acquisitions on a short-term basis. There are no amounts outstanding on these lines of credit as of June 30, 2011 or December 31, 2010.

Note 5 — Mortgage Notes Payable

The Company’s mortgage notes payable consist of the following (dollar amounts in thousands):

	Encumbered Properties	Outstanding Loan Amount	Weighted Average Effective Interest Rate (1)	Weighted Average Maturity (2)
June 30, 2011	269	$642,544	5.35%	5.08
December 31, 2010	196	$372,755	5.73%	6.15

(1)
Mortgage notes payable are fixed rate mortgages or mortgages with rates that are fixed through the use of interest rate hedging instruments. Effective interest rates range from 4.09% to 6.97% at June 30, 2011 and 4.36% to 6.97% at December 31, 2010.

(2)	Weighted average remaining years until maturity as of the periods presented.

The following table summarizes the scheduled aggregate principal repayments subsequent to June 30, 2011 (amounts in thousands):

Year	Total
July 1, 2011 to December 31, 2011	$4,900
2012	3,970
2013	59,910
2014	34,513
2015	120,625
Thereafter	418,626
Total	$642,544

The Company’s sources of recourse financing generally require financial covenants, including restrictions on corporate guarantees, the maintenance of certain financial ratios (such as specified debt to equity and debt service coverage ratios) as well as the maintenance of a minimum net worth. As of June 30, 2011, the Company was in compliance with the debt covenants under the mortgage loan agreements.

Note 6 — Long-Term Notes Payable

As of December 31, 2010, the Company had $12.8 million of outstanding long-term notes payable (the “Notes”) from a private placement pursuant to Rule 506 of Regulation D promulgated under the Securities Act. The proceeds of the private placement were used to repay outstanding short-term bridge equity fund draws.

AMERICAN REALTY CAPITAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(Unaudited)

The Notes bore interest at 9.0% annually, provided that the interest rate would be adjusted to 9.57% annually for Notes on which the Company did not incur a selling commission. The Company paid interest-only monthly payments to subscribers of the Notes. The balances of the Notes were repaid in full in May 2011. In connection with this payoff, $0.7 million of unamortized deferred financing costs were charged to interest expense.

Note 7 — Fair Value of Financial Instruments

The Company determines fair value based on quoted prices when available or through the use of alternative approaches, such as discounting the expected cash flows using market interest rates commensurate with the credit quality and duration of the investment. This alternative approach also reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The guidance defines three levels of inputs that may be used to measure fair value:

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

The determination of where an asset or liability falls in the hierarchy requires significant judgment and considers factors specific to the asset or liability. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company evaluates its hierarchy disclosures each quarter and depending on various factors, it is possible that an asset or liability may be classified differently from quarter to quarter. However, the Company expects that changes in classifications between levels will be rare.

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of June 30, 2011 and December 31, 2010, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

The following table presents information about the Company’s assets (including derivatives that are presented net) measured at fair value on a recurring basis as of June 30, 2011 and December 31, 2010, aggregated by the level in the fair value hierarchy within which those instruments fall (amounts in thousands):

	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
June 30, 2011:
Total derivatives, net	$—	$5,117	$—	$5,117
December 31, 2010:
Total derivatives, net	$—	$5,214	$—	$5,214

AMERICAN REALTY CAPITAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(Unaudited)

The Company is required to disclose the fair value of financial instruments for which it is practicable to estimate that value. The fair value of short-term financial instruments such as cash and cash equivalents, restricted cash, other receivables, accounts payable and distributions payable approximates their carrying value on the consolidated balance sheet due to their short-term nature. The fair value of mortgage notes payable are obtained by calculating the present value at current market rates.

The fair values of the Company’s financial instruments that are not reported at fair value on the consolidated balance sheet are reported below (amounts in thousands):

	Carrying Amount at June 30, 2011	Fair Value at June 30, 2011	Carrying Amount at December 31, 2010	Fair Value at December 31, 2010
Mortgage notes payable (1)	$643,297	$653,419	$373,918	$388,984
Other long-term notes payable	$—	$—	$12,790	$12,790

(1)	Carrying amount includes premiums and discounts on mortgage notes payable.

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

AMERICAN REALTY CAPITAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(Unaudited)

As of June 30, 2011, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (dollar amounts in thousands):

Interest Rate Derivative	Number of Instruments	Notional Amount
Interest Rate Swaps	4	$63,069
Interest Rate Collars	1	4,115

As of December 31, 2010, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (dollar amounts in thousands):

Interest Rate Derivative	Number of Instruments	Notional Amount
Interest Rate Swaps	4	$63,532
Interest Rate Collars	1	4,115

Non-Designated Hedges

Derivatives not designated as hedges are not speculative. These derivatives are used to manage the Company’s exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements to be classified as hedging instruments. The Company has one interest rate collar contract outstanding, with an aggregate notional amount of $22.9 and $23.2 million at June 30, 2011 and December 31, 2010, respectively, with an established ceiling and floor for the underlying variable rate at 4.125% and 3.54%, respectively. This contract was not able to be designated as a hedging instrument as it does not qualify for hedge accounting based on the results of the net written option test. As such, all changes in the fair value of the interest rate collar have been included in the Company’s statements of operations for the six months ended June 30, 2011 and 2010.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the balance sheets as of June 30, 2011 and December 31, 2010 (amounts in thousands):

	Balance Sheet Location	June 30, 2011	December 31, 2010
Derivatives designated as hedging instruments:
Interest Rate Products	Derivatives, at fair value	$(3,906)	$(3,828)
Derivatives not designated as hedging instruments:
Interest Rate Products	Derivatives, at fair value	$(1,211)	$(1,386)

AMERICAN REALTY CAPITAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(Unaudited)

Derivatives in Cash Flow Hedging Relationships

The table below details the location in the financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the three and six months ended June 30, 2011 and 2010 (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Amount of loss recognized in accumulated other comprehensive income as interest rate derivatives (effective portion)	$(1,250)	$(2,256)	$(1,095)	$(3,400)
Amount of loss reclassified from accumulated other comprehensive income into income as interest expense (effective portion)	$(522)	$(516)	$(1,069)	$(940)
Amount of gain (loss) recognized in income on derivative as loss on derivative instruments (ineffective portion and amount excluded from effectiveness testing)	$10	$—	$(63)	$—

Derivatives Not Designated as Hedging Instruments

The table below details the amount and location in the financial statements of the gain or loss recognized on derivatives not designated as hedging instruments for the three and six months ended June 30, 2011 and 2010 (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Location of Gain or (Loss) Recognized in Income on Derivative:
Gains (losses) on derivative instruments	$6	$(239)	$148	$(391)
Total	$6	$(239)	$148	$(391)

Credit-risk-related Contingent Features

The Company has agreements with each of its derivative counterparties that contain a provision where if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations.

As of June 30, 2011, the fair value of derivatives in a net liability position related to these agreements was $5.1 million. As of June 30, 2011, the Company has not posted any collateral related to these agreements and was not in breach of any agreement provisions. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value of $5.5 million at June 30, 2011.

AMERICAN REALTY CAPITAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
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

Guarantee of the Debt of Others

In conjunction with entering into a joint venture agreement with an affiliated entity where the Company invested $12.0 million for an ownership percentage of five retail condominium units, the Company agreed to provide a guarantee on a mortgage note payable obtained from a third party in connection with the property acquisition. The guarantee will be in place until the affiliated entity achieves a net worth of $40.0 million. At June 30, 2011, the balance of the mortgage note payable was $21.3 million. The net worth of the affiliated company at June 30, 2011 was $31.7 million. The leverage ratio on the property, defined as mortgage note payable balance divided by the purchase price of the property, was 62.6% as of June 30, 2011. In addition, the properties are leased on a long-term basis which fully cover debt service requirements. Therefore the Company believes that it is unlikely that it would be required to make payments on behalf of the affiliated entity under this arrangement and therefore the fair value of the guarantee is not material. The Company anticipates the net worth threshold to be achieved by the affiliated entity by the end of the third quarter of 2011.

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

The following table details the results of such activities related to the Dealer Manager (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Total commissions paid to Dealer Manager	$54,388	$8,981	$76,460	$14,338
Less:
Commissions to participating broker dealers	(36,493)	(6,039)	(51,182)	(9,804)
Reallowance to participating broker dealers	(5,241)	(649)	(7,407)	(1,254)
Net to affiliated Dealer Manager (1)	$12,654	$2,293	$17,871	$3,280

(1)	The Dealer Manager is responsible for commission payments due to its employees as well as its general overhead and various selling related expenses.

AMERICAN REALTY CAPITAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(Unaudited)

The Company will reimburse the Advisor up to 1.5% of its gross offering proceeds. The following table details the results of such activities related to organizational and offering costs reimbursed to the Advisor (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Organizational and offering expense reimbursements	$1,509	$1,175	$2,799	$2,278

At June 30, 2011 and December 31, 2010, the Company had a payable to the Dealer Manager and the Advisor of $2.0 million and $0.4 million, respectively, for commissions and reimbursements of expenses. At June 30, 2011, the Company had accrued all organizational and offering costs that the Advisor had incurred on behalf of the Company.

Fees Paid in Connection With the Operations of the Company

The Advisor receives an acquisition fee of 1.0% of the contract purchase price of each acquired property and is reimbursed for acquisition costs incurred in the process of acquiring properties, expected to approximate 0.5% of the contract purchase price. In no event will the total of all acquisition and advisory fees and acquisition expenses payable with respect to a particular investment exceed 4% of the contract purchase price.

The Company will pay the Advisor a yearly fee of up to 1% of the contract purchase price of each property based on assets held by the Company on the measurement date, adjusted for appropriate closing dates for individual property acquisitions. On June 7, 2011, the Company and the Advisor agreed to modify the timing of the payment of asset management fees by the Company to the Advisor such that the Company shall pay to the Advisor asset management fees on a current basis, and shall no longer pre-pay those fees, as was allowed under the previous agreement. In addition, such asset management fees shall be payable, at the discretion of the Company’s board subject to the Advisor’s approval, on a prospective basis, in cash, common stock or restricted stock grants, or any combination thereof. See Note 12 – Share-Based Compensation for additional information of limitations on the issuance of restricted shares to the Advisor.

For the management and leasing of its properties, the Company will pay to an affiliate of its Advisor a property management fee of (a) 2% of gross revenues from its single tenant properties and (b) 4% of gross revenues from its multi-tenant properties, plus, in each case, market-based leasing commissions applicable to the geographic location of the property. The Company also will reimburse the affiliate costs of managing the properties. The affiliate may also receive a fee for the initial leasing of newly constructed properties, which would generally equal one month’s rent. In the unlikely event that the affiliate assists a tenant with tenant improvements, a separate fee may be charged to, and payable by the Company. This fee will not exceed 5% of the cost of the tenant improvements. The aggregate of all property management and leasing fees paid to its affiliates plus all payments to third parties for such fees will not exceed the amount that other nonaffiliated management and leasing companies generally charge for similar services in the same geographic location as determined by a survey of brokers and agents in such area. No such fees were incurred or paid for the three or six months ended June 30, 2011 or 2010.

The Company may reimburse its Advisor’s costs of providing administrative services, subject to the limitation that it will not reimburse its Advisor for any amount by which its operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of (a) 2% of average invested assets, or (b) 25% of net income other than any additions to reserves for depreciation, bad debt or other similar non-cash reserves and excluding any gain from the sale of assets for that period. Additionally, the Company will not reimburse the Advisor for personnel costs in connection with services for which the Advisor receives acquisition fees or real estate commissions. No such fees were incurred or paid for the three or six months ended June 30, 2011 or 2010.

If the Company’s Advisor provides services in connection with the origination or refinancing of any debt that the Company obtains, and uses to acquire properties or to make other permitted investments, or that is assumed, directly or indirectly, in connection with the acquisition of properties, the Company will pay the Advisor a financing coordination fee equal to 1% of the amount available and/or outstanding under such financing, subject to certain limitations.

AMERICAN REALTY CAPITAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(Unaudited)

The following tables detail amounts paid and reimbursed to affiliates as well as amounts contractually due to the Advisor which were forgiven in connection with the operations related services described above (amounts in thousands):

	Three Months Ended June 30,
	2011		2010
	Paid	Forgiven	Paid	Forgiven
One-time fees:
Acquisition fees and related cost reimbursements	$5,474	$—	$987	$—
Financing coordination fees and related cost reimbursements	860	—	350	—
Other expense reimbursements	1,902	—	—	—
On-going fees:
Asset management fees (1)	950	2,486	350	772
Property management and leasing fees	—	529	—	175
Total operational fees and reimbursements	$9,186	$3,015	$1,687	$947

	Six Months Ended June 30,
	2011		2010
	Paid	Forgiven	Paid	Forgiven
One-time fees:
Acquisition fees and related cost reimbursements	$11,209	$—	$1,785	$—
Financing coordination fees and related cost reimbursements	2,720	—	767	—
Other expense reimbursements	2,381	—	—	—
On-going fees:
Asset management fees (1)	1,550	4,350	350	1,663
Property management and leasing fees	—	918	—	314
Total operational fees and reimbursements	$17,860	$5,268	$2,902	$1,977

(1)
The Company’s board of directors, subject to the Advisor’s approval, on a prospective basis, may elect to pay an equivalent amount of the cash fees forgiven in unvested performance based restricted shares. The Company will record expense for such shares, if the board of directors approves the issuance.

$8.1 million and $4.4 million of asset management fees were prepaid to the Advisor as of June 30, 2011 and December 31, 2010, respectively.  On June 7, 2011, the Company and the Advisor agreed to modify the timing of the payment of asset management fees by the Company to the Advisor such that the Company shall pay to the Advisor asset management fees on a current basis, and shall no longer pre-pay those fees, as was allowed under the previous agreement.

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

The Company will pay a subordinated participation in the net proceeds of the sale of real estate assets of 15% of remaining net proceeds after return of capital contributions plus payment to investors of a 6% cumulative, non-compounded return on the capital contributed by investors. The Company cannot assure that it will provide this 6% return but the Advisor will not be entitled to the subordinated participation in net sale proceeds unless its investors have received a 6% cumulative non-compounded return on their capital contributions. No such fees were incurred or paid for the three or six months ended June 30, 2011 or 2010.

AMERICAN REALTY CAPITAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(Unaudited)

The Company will pay a subordinated incentive listing fee of 15% of the amount by which the adjusted market value of real estate assets plus distributions exceeds the aggregate capital contributed by investors plus an amount equal to a 6% cumulative, non-compounded annual return to investors. The Company cannot assure that it will provide this 6% return but the Advisor will not be entitled to the subordinated incentive listing fee unless its investors have received a 6% cumulative non-compounded return on their capital contributions. No such fees were incurred or paid for the three or six months ended June 30, 2011 or 2010.

The following table details amounts paid to affiliates in connection with the sale of property (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Real estate commissions	$—	$—	$19	$—

Financing

The OP entered into an agreement with the principals of the Advisor whereby the OP can obtain up to $10.0 million of bridge equity from the principals from time to time as needed to provide short-term bridge equity for property acquisitions or for general working capital purposes. Such bridge equity advances need to be satisfied within a one year period and will accrue a yield of 8%. There were no amounts outstanding under this facility as of June 30, 2011 and December 31, 2010. There was no interest expense for this facility during the three or six months ended June 30, 2011 or 2010.

Joint Venture Investment

In December 2010, the Company entered into a joint venture agreement with an affiliate and an unrelated third party investor to invest in a portfolio of five retail condominium units. The Company’s initial investment in this joint venture was $12.0 million and a 1.0% fee was paid to the Company by the affiliate. The recorded book basis of the investment will be adjusted by distributions of the profit and loss of the investment properties in accordance with the joint venture agreement. For the three and six months ended June 30, 2011, the Company’s share of the net profit and loss on the property was $25,000 and $49,000, respectively. In addition, the Company received cash distributions of $0.2 and $0.4 million for the three and six months ended June 30, 2011, respectively. No fees were paid to the Advisor in connection with this agreement.

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

Note 12 — Share-Based Compensation

Stock Option Plan

The Company has a stock option plan (the “Plan”), which authorizes the grant of nonqualified stock options to the Company’s independent directors, subject to the absolute discretion of the board of directors and the applicable limitations of the Plan. The exercise price for all stock options granted under the Plan will be fixed at $10.00 per share until the termination of the Company’s IPO, and thereafter the exercise price for stock options granted to its independent directors will be equal to the fair market value of a share on the last business day preceding the annual meeting of stockholders. As of June 30, 2011 and December 31, 2010, the Company had granted options to purchase 27,000 shares at $10.00 per share, each with a two year vesting period and an expiration of 10 years. A total of 1.0 million shares have been authorized and reserved for issuance under the Plan.

AMERICAN REALTY CAPITAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(Unaudited)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. During the three and six months ended June 30, 2011, no options were forfeited or were exercised and 9,000 shares became vested. During the three and six months ended June 30, 2010, no shares were forfeited, exercised or vested. As of June 30, 2011 and December 31, 2010, unvested options to purchase 9,000 shares at $10.00 per share remained outstanding with a weighted average contractual remaining life of 7.8 and 8.3 years, respectively. The total compensation charge relating to these option grants is immaterial.

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

In April 2011, the Board of Directors approved the modification of the RSP to provide that, for as long as the Company remains a non-traded REIT, the aggregate value of the asset management fees paid by the Company over the life of the offering plus the value of all restricted shares issued by the Company pursuant to its RSP cannot exceed 1% of the contract purchase price of all the properties based on assets held by the Company on the measurement date, adjusted for appropriate closing dates for individual property acquisitions. For purposes of this calculation, the value of the restricted stock granted to the Advisor and its employees will be the value of the Company’s common stock on the date of such grant.

Restricted share awards entitle the recipient to common shares from the Company under terms that provide for vesting over a specified period of time or upon attainment of pre-established performance objectives. Shares issued under the RSP vest immediately upon a change of control of the Company or sale of the Company’s assets. Such awards would typically be forfeited with respect to the unvested shares upon the termination of the recipient’s employment or other relationship with the Company. Restricted shares may not, in general, be sold or otherwise transferred until restrictions are removed and the shares have vested. Holders of restricted shares may receive cash distributions prior to the time that the restrictions on the restricted shares have lapsed. Any distributions payable in common shares shall be subject to the same restrictions as the underlying restricted shares. As of June 30, 2011 and December 31, 2010, 18,000 and 9,000 shares, respectively, had been issued to independent directors under this plan at a fair value of $10.00 per share. The fair value of the shares will be expensed ratably over the five-year vesting period.

In June 2010, the Company’s independent directors approved and authorized the issuance of up to 1.5 million common restricted shares to the Advisor equaling 1% of authorized shares under the primary offering, subject to certain terms and conditions. As of June 30, 2011 and December 31, 2010, the Advisor had granted 1.5 million and 1.4 million restricted shares, respectively, to key executives and management. Of the total shares granted, 50% vest over a five year period commencing with the two year anniversary of the grant date and the remaining 50% vest only to the extent the Company’s net asset value plus distributions paid to stockholders equals 106% of the original selling price of the Company’s common stock.

Compensation expense for restricted shares of $0.4 million and $0.7 million was recorded for the three and six months ended June 30, 2011, respectively. There were no restricted shares outstanding for the three or six months ended June 30, 2010.

AMERICAN REALTY CAPITAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(Unaudited)

Note 13 — Net Loss Per Share

The following is a summary of the basic and diluted net loss per share computation for the three and six months ended June 30, 2011 and 2010 (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net loss attributable to stockholders	$(9,517)	$(992)	$(14,037)	$(1,379)
Less: distributions paid on unvested restricted stock	(253)	—	(495)	—
	$(9,770)	$(992)	$(14,532)	$(1,379)
Weighted average common shares outstanding	110,777,070	25,164,559	91,864,174	21,130,867
Net loss per share, basic and diluted	$(0.09)	$(0.04)	$(0.16)	$(0.07)

As of June 30, 2011, 27,000 stock options and 1.5 million unvested restricted shares were outstanding and as of June 30, 2010, 27,000 stock options were outstanding. These items were not included in the calculation of diluted earnings per share since the inclusion is anti-dilutive.

Note 14 — Non-controlling Interests

The Company has investment arrangements with unaffiliated third parties whereby the investor receives an ownership interest in the property and is entitled to receive a proportionate share of the net operating cash flow derived from the property. Upon disposition of the property, the investor will receive a proportionate share of the net proceeds from the sale of the property. The investor has no recourse to any other assets of the Company. Due to the nature of the Company’s involvement with each of the arrangements described below and the significance of its investment in relation to the investment of the other interest holders, the Company has determined that it is the primary beneficiary in each of these arrangements and therefore the entities related to these arrangements are consolidated within the Company’s financial statements.

AMERICAN REALTY CAPITAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(Unaudited)

The following table describes the activity related to investment arrangements with unaffiliated third parties (dollars in thousands):

					As of June 30, 2011		Distributions
Property/ Portfolio Name	No. of Buildings	Investment Date	Net Investment Amount	Third Party Ownership Percentage	Total Assets Subject to Investment Agreement	Total Liabilities Subject to Investment Agreement	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
Walgreens	1	Jul. 2009	$1,068	44.0%	$3,545	$1,550	$(20)	$(20)	$(40)	$(40)
FedEx/PNC Bank	2	Jul. 2009 to Jan. 2010	2,002	49.0%	11,571	8,935	(42)	(42)	(83)	(83)
PNC Bank	1	Sep. 2009	444	35.2%	3,387	2,328	(9)	(9)	(17)	(17)
CVS	3	Jan. 2010 to Mar. 2010	2,577	49.0%	10,873	6,709	(49)	(30)	(98)	(80)
Rickett Benckiser	1	Feb. 2010	2,400	14.6%	29,112	14,795	(53)	—	(104)	—
FedEx III	1	Apr. 2010	3,000	15.4%	31,956	15,000	(64)	—	(127)	—
BSFS	6	Jun. 2010 to Sep. 2010	6,468	49.0%	12,239	—	(128)	—	(256)	—
Brown Shoe/Payless	2	Oct. 2010	6,000	9.0%	66,729	28,000	(136)	—	(269)	—
Jared Jewelry	1	May 2010	500	24.9%	1,616	—	(10)	—	(22)	—
Total	18		$24,459		$171,028	$77,317	$(511)	$(101)	$(1,016)	$(220)

Note 15 — Subsequent Events

The Company has evaluated subsequent events through the filing of this Form 10-Q, and determined that there have been no events that have occurred that would require adjustments to our disclosures in the consolidated financial statements except for the following:

Completion of Property Acquisitions

The following table presents certain information about the properties that the Company acquired from July 1, 2011 to August 5, 2011 (dollar amounts in thousands):
	No. of Buildings	Square Feet	Base Purchase Price (1)
Total portfolio – June 30, 2011	368	11,045,926	$1,626,338
Acquisitions	9	415,718	53,017
Total portfolio – August 5, 2011	377	11,461,644	$1,679,355

(1)	Contract purchase price, excluding acquisition and transaction related costs.

The acquisitions made subsequent to June 30, 2011 were made in the normal course of business and none were individually significant to the total portfolio.

AMERICAN REALTY CAPITAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(Unaudited)

Sales of Common Stock

As of August 5, 2011, the Company had issued 176.2 million shares of common stock, including restricted shares and shares issued under the DRIP. Total gross proceeds from these issuances were $1.7 billion. As of August 5, 2011, the aggregate value of all share issuances was $1.8 billion based on a per share value of $10.00 (or $9.50 per share for shares issued under the DRIP).

Total capital raised to date is as follows (amounts in thousands):

Source of Capital (1)	Inception to June 30, 2011	July 1 to August 5, 2011	Total
Common shares	$1,472,211	$259,955	$1,732,166
Exchange proceeds (2)	24,459	—	24,459
	$1,496,670	$259,955	$1,756,625

(1)	Excludes an aggregate of $13.0 million of notes payable which have been repaid from proceeds received from the IPO.

(2)	Includes amounts received by the Company in connection with transactions completed through its affiliate, American Realty Capital Exchange, LLC.

As of July 25, 2011, the Company’s IPO closed. All shares registered under the primary offering and 22.2 million shares available under the DRIP were allocated to the primary offering and sold. On July 15, 2011, 24.0 million shares were registered on Form S-3 (file No. 333-175589). These shares will be used for the DRIP.

Offering Costs

The following table presents cumulative offering costs incurred as of July 31, 2011 for our IPO (dollars in thousands):

	Actual Offering as of July 31, 2011
	(including DRIP)
	Amount	Percent

Gross Offering Proceeds	$1,727,789	100.00%

Less Public Offering Expenses:
Selling Commissions and Dealer Manger Fee	151,582	8.77%
Organization and Offering Expenses	24,866	1.44%

Amount Available for Investment	$1,551,341	89.79%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the accompanying financial statements of American Realty Capital Trust, Inc. and the notes thereto. As used herein, the terms “we,” “our” and “us” refer to American Realty Capital Trust, Inc., a Maryland corporation, and, as required by context, American Realty Capital Operating Partnership, L.P., a Delaware limited partnership, which we refer to as the “OP” and to their subsidiaries. American Realty Capital Trust, Inc. is externally managed by American Realty Capital Advisors, LLC (a Delaware limited liability company) (the “Advisor”).

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

•
While we are investing the proceeds of our initial public offering (“IPO”), the competition for the type of properties we desire to acquire may cause our distributions and the long-term returns of our investors to be lower than they otherwise would be.

•	We depend on tenants for our revenue, and, accordingly, our revenue is dependent upon the success and economic viability of our tenants.

•	Increases in interest rates could increase the amount of our debt payments and limit our ability to pay distributions to our stockholders.

•
We may not generate cash flows sufficient to pay our distributions to stockholders, and as such we may be forced to borrow at higher rates or depend on our Advisor to waive reimbursement of certain expenses and fees to fund our operations.

•	No public market currently exists, or may ever exist, for shares of our common stock, and our shares are, and may continue to be, illiquid.

•	We may be unable to pay or maintain cash distributions or increase distributions over time.

•	We are obligated to pay substantial fees to our Advisor and its affiliates.

•	We are subject to risks associated with the significant dislocations and liquidity disruptions currently existing or occurring in the United States' credit markets.

•	We may fail to continue to qualify as a real estate investment trust (“REIT”).

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

On January 25, 2008, we commenced an IPO on a “best efforts” basis of up to 150.0 million shares of common stock offered at a price of $10.00 per share, subject to certain volume and other discounts, pursuant to a registration statement on Form S-11 (File No. 333-145949) (the “Registration Statement”) filed with the U.S. Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, as amended. The Registration Statement also covered up to 25.0 million shares available pursuant to a distribution reinvestment plan (the “DRIP”) under which our stockholders may elect to have their distributions reinvested in additional shares of our common stock at the greater of $9.50 per share or 95% of the estimated value of a share of common stock.

On August 5, 2010, we filed a registration statement on Form S-11 to register 32.5 million shares of common stock in connection with a follow-on offering. The IPO was originally set to expire on January 25, 2011, three years after its effective date. However, as permitted by Rule 415 of the Securities Act, the Company was permitted to continue its IPO until July 25, 2011. On July 7, 2011, we had sold all of the 150.0 million shares that were registered under the IPO and, as permitted, began to sell the remaining 25.0 million shares that were initially registered for the DRIP. On July 11, 2011,  we withdrew the registration statement for the additional 32.5 million shares in connection with the follow-on offering. In addition, on July 15, 2011, we filed a registration statement on Form S-3 to register an additional 24.0 million shares to be used for the DRIP.

As of June 30, 2011, we had approximately 149.8 million shares of common stock outstanding including shares issued under the DRIP and the restricted share plan. Total gross proceeds from these issuances were $1.5 billion. As of June 30, 2011, the aggregate value of all share issuances and subscriptions outstanding was $1.5 billion based on a per share value of $10.00 (or $9.50 for shares issued under the DRIP). We are dependent upon the net proceeds from the offering to conduct our operations.

We have used and intend to use the proceeds of our IPO to acquire and manage a diverse portfolio of real estate properties consisting primarily of freestanding, single-tenant properties net leased to investment grade and other creditworthy tenants throughout the United States and Puerto Rico. We typically fund our acquisitions with a combination of equity and debt and in certain cases we may use only equity capital or we may fund a portion of the purchase price of an acquisition through investments from third parties. We expect to arrange long-term financing on both a secured and unsecured fixed rate basis. We intend to continue to grow our existing relationships and develop new relationships throughout the various markets we serve, which we expect will lead to further acquisition opportunities. We intend to have an overall leverage ratio as it relates to long-term secured mortgage financings of approximately 45% to 50%. As of June 30, 2011, our leverage ratio was 39.4%, or 22.5% including cash and cash equivalents of $277.0 million.

As of June 30, 2011, we owned 368 properties with 11.0 million square feet, 100% leased with a weighted average remaining lease term of 14.5 years. In constructing our portfolio, we are committed to diversification (industry, tenant and geography). As of June 30, 2011, rental revenues derived from investment grade tenants (rated BBB- or better by Standard & Poor’s) approximated 76.4%. Our strategy encompasses receiving the majority of our revenue from investment grade tenants as we further acquire properties and enter into (or assume) long-term lease arrangements.

Substantially all of our business is conducted through the OP. We are the sole general partner of and own a 99.01% partnership interest in the OP. The Advisor is the sole limited partner and owner of 0.99% (non-controlling interest) of the partnership interests of the OP. The limited partner interests have the right to convert OP units into cash or, at our option, an equal number of our common shares, as allowed by the limited partnership agreement.

We have no paid employees. We are managed by our Advisor, and American Realty Capital Properties, LLC, which serves as our property manager (the “Property Manager”). The Advisor and the Property Manager are affiliated entities that receive compensation and fees for services related to the IPO and for the investment and management of our assets. These entities receive fees during our offering, acquisition, operational and liquidation stages.

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

On May 27, 2011, we engaged Goldman, Sachs & Co. as a financial advisor to assist us in evaluating strategic alternatives, including the possible sale of all or a portion of the Company.

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

Investments in Real Estate

Investments in real estate are recorded at cost. Improvements and replacements are capitalized when they extend the useful life of the asset. Costs of repairs and maintenance are expensed as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of up to forty years for buildings and improvements, fifteen years for land improvements, five to ten years for fixtures and improvements and the shorter of the useful life or the remaining lease term for tenant improvements and leasehold interests.

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

We are required to present the operations related to properties that have been sold or properties that are intended to be sold as discontinued operations in the statement of operations for all periods presented. Properties that are intended to be sold are to be designated as “held for sale” on the balance sheet.

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

Purchase Price Allocation

We allocate the purchase price of acquired properties to tangible and identifiable intangible assets acquired based on their respective fair values. Tangible assets include land, land improvements, buildings, fixtures and tenant improvements on an as-if vacant basis. We utilize various estimates, processes and information to determine the as-if vacant property value. Estimates of value are made using customary methods, including data from appraisals, comparable sales, discounted cash flow analysis and other methods. Identifiable intangible assets include amounts allocated to acquire leases for above- and below-market lease rates, the value of in-place leases and the value of customer relationships, as applicable.

Amounts allocated to land, land improvements, buildings, improvements and fixtures are based on cost segregation studies performed by independent third-parties or on our analysis of comparable properties in our portfolio.

The aggregate value of intangible assets related to in-place leases is primarily the difference between the property valued with existing in-place leases adjusted to market rental rates and the property valued as if vacant. Factors considered by us in our analysis of the in-place lease intangibles include an estimate of carrying costs during the expected lease-up period for each property, taking into account current market conditions and costs to execute similar leases. In estimating carrying costs, we include real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up period, which typically ranges from six to eighteen months. We also estimate costs to execute similar leases including leasing commissions, legal and other related expenses.

Above-market and below-market in-place lease values for owned properties are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between the contractual amounts to be paid pursuant to the in-place leases and management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. The capitalized above-market lease intangibles are amortized as a decrease to rental income over the remaining term of the lease. The capitalized below-market lease values will be amortized as an increase to rental income over the remaining term and any fixed rate renewal periods provided within the respective leases. In determining the amortization period for below-market lease intangibles, we initially will consider, and evaluate on a quarterly basis, the likelihood that a lessee will execute the renewal option. The likelihood that a lessee will execute the renewal option is determined by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located.

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

We record all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether we have elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Derivatives may also be designated as hedges of the foreign currency exposure of a net investment in a foreign operation. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that is attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. We may enter into derivative contracts that are intended to economically hedge certain risk, even though hedge accounting does not apply or we elect not to apply hedge accounting.

Recently Issued Accounting Pronouncements

Recently issued accounting pronouncements are described in Note 2 to our consolidated financial statements.

 Results of Operations

As of June 30, 2011, we owned 368 properties which were 100% leased, compared to 167 properties at June 30, 2010. Accordingly, our results of operations for the three and six months ended June 30, 2011, as compared to the three and six months ended June 30, 2010, reflect significant increases in most categories.

Comparison of Three Months Ended June 30, 2011 to Three Months Ended June 30, 2010

Rental Income

Rental income increased $18.7 million to $28.1 million for the three months ended June 30, 2011, compared to $9.4 million for the three months ended June 30, 2010. The increase in rental income was driven by our acquisition of $1.1 billion of net leased property subsequent to June 30, 2010, with total square footage of 8.2 million square feet. These properties, acquired at an average 8.0% capitalization rate, defined as annualized rental income on a straight-line basis divided by base purchase price, are leased from 3 to 30 years primarily to investment grade tenants. All properties were 100% leased in both periods. Annualized rent per square foot was $11.89 at June 30, 2011 compared to $14.92 at June 30, 2010.

Operating Expense Reimbursement

Operating expense reimbursement was $0.9 million for the three months ended June 30, 2011. Operating expense reimbursement represents reimbursements for taxes, property maintenance and other charges contractually due from tenants per their respective lease agreements. There were no property operating expense reimbursements for the three months ended June 30, 2010.

Fees to Affiliate

Asset Management Fee:

Our Advisor is entitled to fees for the management of our properties as well as fees for purchases and sales of properties. The Advisor was paid $1.0 million and $0.4 million for the three months ended June 30, 2011 and 2010, respectively, and had elected to waive $2.5 million and $0.8 million of asset management fees for the three months ended June 30, 2011 and 2010, respectively. On June 7, 2011, the agreement with the Advisor was amended such that now our board of directors, subject to the Advisor’s approval, on a prospective basis, may elect to pay an amount equivalent to the waived fees in performance based restricted shares. We will record expense for such shares if the board of directors approves the issuance of the shares.

Property Management Fee:

Our affiliated Property Manager has elected to waive the property management fees for the three months ended June 30, 2011 and 2010 in order to improve our working capital. Such fees represent amounts that had they not been waived, would have been paid to our Property Manager to manage and lease our properties. For the three months ended June 30, 2011 and 2010, we would have incurred property management fees of $0.5 million and $0.2 million, respectively, had the fees not been waived.

Acquisition and Transaction Related Costs

Acquisition and transaction related costs increased $10.1 million to $10.7 million for the three months ended June 30, 2011, compared to $0.6 million for the three months ended June 30, 2010. The increase in acquisition and transaction related costs was driven by our increase in acquisition related activity during 2011 as compared to 2010.

Property Expenses

Property expenses were $0.9 million for the three months ended June 30, 2011 and are mainly real estate taxes, ground lease rent, insurance and repairs and maintenance expenses. There were no property expenses for the three months ended June 30, 2010.

General and Administrative Expenses

General and administrative expenses increased $0.6 million to $0.9 million for the three months ended June 30, 2011, compared to $0.3 million for the three months ended June 30, 2010. The majority of the general and administrative expenses for the three months ended June 30, 2011 included $0.4 million of board member compensation and restricted stock compensation expense and $0.2 million of professional fees. The increase from the three months ended June 30, 2010 is mainly due to increases in expenses to support our larger real estate portfolio.

Depreciation and Amortization Expense

Depreciation and amortization expense increased $10.5 million to $15.2 million for the three months ended June 30, 2011, compared to $4.7 million for the three months ended June 30, 2010. The increase in depreciation and amortization expense was the result of our acquisition of real estate subsequent to June 30, 2010. These properties were placed into service when acquired and are being depreciated for the period held.

Interest Expense

Interest expense increased $5.4 million to $9.5 million for the three months ended June 30, 2011, compared to $4.1 million for the three months ended June 30, 2010. The increase in interest expense was mainly the result of a higher debt balance due to the financing of a portion of our property acquisitions. The average first mortgage debt balance for the three months ended June 30, 2011 and 2010 was $585.2 million and $237.9 million, respectively. The increase in the average mortgage debt balance was partially offset by a decrease in the average interest rate on debt to 5.35% at June 30, 2011 from 6.10% at June 30, 2010. We view these secured financing sources as an efficient and accretive means to acquire properties.

Our interest expense in future periods will vary based on our level of future borrowings, which will depend on the level of proceeds raised in the offering, the cost of borrowings and the opportunity to acquire real estate assets which meet our investment objectives.

Gains (Losses) on Derivative Instruments

Gains in the fair value of derivative instruments were $6,000 for the three months ended June 30, 2011 compared to a loss of $0.2 million for the three months ended June 30, 2010. These unrealized gains and losses are related to marking our derivative instruments to fair value.

Gains (Losses) on Sales to Non-Controlling Interest Holders, Net

There were no sales to non-controlling interest holders during the three months ended June 30, 2011. Net gains on sales to non-controlling interest holders were $17,000 for the three months ended June 30, 2010, and were comprised of the excess of proceeds received over the amortized costs of the property sold in joint venture and other agreements with third parties net of related federal and state income tax effects.

Income from Joint Venture with Affiliate

Income from joint venture with affiliate was $25,000 for the three months ended June 30, 2011. This income represents our share of the profit and loss in a joint venture real estate investment with an affiliated entity. There were no joint venture investments at June 30, 2010.

Comparison of Six Months Ended June 30, 2011 to Six Months Ended June 30, 2010

Rental Income

Rental income increased $32.0 million to $48.8 million for the six months ended June 30, 2011, compared to $16.8 million for the six months ended June 30, 2010. The increase in rental income was driven by our acquisition of $1.1 billion of net leased property subsequent to June 30, 2010 with total square footage of 8.2 million square feet. These properties, acquired at an average 8.0% capitalization rate, defined as annualized rental income on a straight-line basis divided by base purchase price, are leased from 3 to 30 years primarily to investment grade tenants. All properties were 100% leased in both periods. Annualized rent per square foot was $11.89 at June 30, 2011 compared to $14.92 at June 30, 2010.

Operating Expense Reimbursement

Operating expense reimbursement was $1.1 million for the six months ended June 30, 2011. Operating expense reimbursement represents reimbursements for taxes, property maintenance and other charges contractually due from tenants per their respective lease agreements. There were no operating expense reimbursements for the six months ended June 30, 2010.

Fees to Affiliate

Asset Management Fee:

Our Advisor is entitled to fees for the management of our properties as well as fees for purchases and sales of properties. The Advisor was paid $1.6 million and $0.4 for the six months ended June 30, 2011 and 2010, respectively, and has elected to waive $4.4 million and $1.7 million of asset management fees for the six months ended June 30, 2011 and 2010, respectively. On June 7, 2011, the agreement with the advisor was amended such that now our board of directors, subject to the Advisor’s approval, on a prospective basis, may elect to pay an amount equivalent to the waived fees in performance based restricted shares. We will record expense for such shares if the board of directors approves the issuance of the shares.

Property Management Fee:

Our affiliated Property Manager has elected to waive the property management fees for the six months ended June 30, 2011 and 2010 in order to improve our working capital. Such fees represent amounts that had they not been waived, would have been paid to our Property Manager to manage and lease our properties. For the six months ended June 30, 2011 and 2010, we would have incurred property management fees of $0.9 million and $0.3 million, respectively, had the fees not been waived.

Acquisition and Transaction Related Costs

Acquisition and transaction related costs increased $16.8 million to $17.8 million for the six months ended June 30, 2011, compared to $1.0 million for the six months ended June 30, 2010. The increase in acquisition and transaction related costs was driven by our increase in acquisition related activity during 2011 as compared to 2010.

Property Expenses

Property expenses were $1.1 million for the six months ended June 30, 2011 and are mainly real estate taxes, ground lease rent, insurance and repairs and maintenance expenses. There were no property expenses for the six months ended June 30, 2010.

General and Administrative Expenses

General and administrative expenses increased $0.9 million to $1.5 million for the six months ended June 30, 2011, compared to $0.6 million for the six months ended June 30, 2010. The majority of the general and administrative expenses for the six months ended June 30, 2011 included $0.9 million of board member compensation and restricted stock compensation expense and $0.3 million of professional fees. The increase from the six months ended June 30, 2010 is mainly due to increases in expenses to support our larger real estate portfolio.

Depreciation and Amortization Expense

Depreciation and amortization expense increased $16.7 million to $25.2 million for the six months ended June 30, 2011, compared to $8.5 million for the six months ended June 30, 2010. The increase in depreciation and amortization expense was the result of our acquisition of real estate subsequent to June 30, 2010. These properties were placed into service when acquired and are being depreciated for the period held.

Interest Expense

Interest expense increased $8.4 million to $16.2 million for the six months ended June 30, 2011, compared to $7.8 million for the six months ended June 30, 2010. The increase in interest expense was mainly the result of a higher debt balance due to the financing of a portion of our property acquisitions. The average first mortgage debt balance for the six months ended June 30, 2011 and 2010 was $506.6 million and $223.8 million, respectively. The increase in the average mortgage debt balance was partially offset by a decrease in the average interest rate on debt to 5.35% at June 30, 2011 from 6.10% at June 30, 2010. We view these secured financing sources as an efficient and accretive means to acquire properties.

Our interest expense in future periods will vary based on our level of future borrowings, which will depend on the level of proceeds raised in the offering, the cost of borrowings and the opportunity to acquire real estate assets which meet our investment objectives.

Gains (Losses) on Derivative Instruments

Gains in the fair value of derivative instruments were $0.1 million for the six months ended June 30, 2011 compared to a loss of $0.4 million for the six months ended June 30, 2010. These unrealized gains and losses are related to marking our derivative instruments to fair value.

Loss on Disposition of Property

Loss on the disposition of property of $44,000 for the six months ended June 30, 2011 was realized from the sale of a PNC property in January 2011. There were no dispositions of property during the six months ended June 30, 2010.

Gains (Losses) on Sales to Non-Controlling Interest Holders, Net

Net losses on sales to non-controlling interest holders were $0.1 million for the six months ended June 30, 2011, compared to gains of $0.4 million for the six months ended June 30, 2010 and were comprised of the excess of proceeds received over the amortized costs of the property sold in joint venture and other agreements with third parties net of related federal and state income tax effects.

Income from Joint Venture with Affiliate

Income from joint venture with affiliate was $49,000 for the six months ended June 30, 2011. This income represents our share of the profit and loss in a joint venture real estate investment with an affiliated entity. There were no joint venture investments at June 30, 2010.

Cash Flows for the Six Months Ended June 30, 2011

During the six months ended June 30, 2011, net cash provided by operating activities was $13.9 million. The level of cash flows provided by operating activities is affected by acquisition and transaction costs incurred the timing of interest payments and amount of borrowings outstanding during the period. It is also affected by the receipt of scheduled rent payments. Net cash provided by operating activities primarily relates to net loss adjusted for non-cash items of $14.2 million as well as an increase in accounts payable and accrued expenses of $7.1 million and an increase in deferred rent of $0.4 million due to the timing of the receipt of rental payments, partially offset by an increase in prepaid expenses and other assets of $7.7 million principally resulting from the prepayment of an additional $3.8 million of asset management fees and straight-line rent adjustments of $2.7 million accrued during the six months ended June 30, 2011.

Net cash used in investing activities during the six months ended June 30, 2011, was $716.1 million. Cash used in investing activities was principally related to $717.1 million for acquisitions completed during the six months ended June 30, 2011, partially offset by $0.6 million received from disposition of real estate and $0.4 million of distributions from a joint venture.

Net cash provided by financing activities totaled $947.1 million during the six months ended June 30, 2011. Cash provided by financing activities in 2011 was used for property acquisitions. Cash provided by financing activities were mainly due to proceeds from the issuance of our common stock of $751.1 million and the net proceeds from mortgage notes payable after the effect of principal repayments of $239.0 million, partially offset by distributions to common stockholders of $16.1 million, the repayment of long-term notes payable of $12.8 million, payments of financing costs of $9.3 million, payments for common stock redemptions of $1.9 million, increases in restricted cash of $1.9 million and distributions to non-controlling interest holders of $1.0 million.

Cash Flows for the Six Months Ended June 30, 2010

During the six months ended June 30, 2010, net cash provided by operating activities was $6.4 million. The level of cash flows provided by operating activities is affected by both the timing of interest payments and amount of borrowings outstanding during the period. It is also affected by the receipt of scheduled rent payments. Net cash provided by operating activities primarily related to net loss adjusted for non-cash items of $7.2 million as well as an increase in accounts payable and accrued expenses of $1.3 million and an increase in deferred rent of $0.4 million. These cash inflows were partially offset by an increase in prepaid expenses and other assets of $2.6 million principally resulting from the prepayment of $1.0 million and $0.3 million of asset management and finances fees, respectively, and straight-line rents of $1.0 million during the six months ended June 30, 2010. Deferred rent increased by $0.4 million and accounts payable increased by $1.3 million.

Net cash used in investing activities during the six months ended June 30, 2010, was $182.2 million principally relating to acquisitions completed in 2010.

Net cash provided by financing activities totaled approximately $179.8 million during the six months ended June 30, 2010. Such amount consisted primarily of approximately $131.4 million from issuance of common stock,  net proceeds from mortgage notes payable of $76.7 million and contributions from non-controlling interest holders of $9.6 million, partially offset by the repayment of short-term bridge funds and notes payable of $15.9 million and $14.6 million respectively, distributions to common stockholders of $3.9 million, common stock redemptions paid of $1.6 million,  payments of deferred financing costs of $1.5 million and distributions to non-controlling interest holders of $0.4 million.

Liquidity and Capital Resources

Our principal demands for funds will continue to be for property acquisitions, either directly or through investment interests, for the payment of operating expenses, distributions to our investors, repurchases under our Share Repurchase Plan (“SRP”) and for the payment of principal and interest on our outstanding indebtedness. Generally, cash needs for property acquisitions will be met through proceeds from the sale of common stock through our public offering and mortgage financing. We may also from time to time enter into other agreements with third parties whereby third parties will make equity investments in specific properties or groups of properties that we acquire.

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

We expect to continue to utilize the net proceeds from the sale of our common stock and proceeds from secured financings to complete future property acquisitions. As of June 30, 2011, we issued 149.8 million shares of common stock. Total gross proceeds from these issuances were $1.5 billion. As of June 30, 2011, the aggregate value of all share issuances and subscriptions outstanding was $1.5 billion based on a per share value of $10.00 (or $9.50 for shares issued under the distribution reinvestment plan, or DRIP).

On August 5, 2010, we filed a registration statement on Form S-11 to register 32.5 million shares of common stock in connection with a follow-on offering. The IPO was originally set to expire on January 25, 2011, three years after its effective date. However, as permitted by Rule 415 of the Securities Act, the Company was permitted to continue its IPO until July 25, 2011. On July 7, 2011 we had sold all of the 150.0 million shares that were registered under the IPO and as permitted, began to sell the remaining 25.0 million shares that were initially registered for the Distribution Reinvestment Plan (“DRIP”). On July 11, 2011, we withdrew the registration statement for the additional 32.5 million shares in connection with the follow-on offering. In addition, on July 15, 2011, we filed a registration statement on Form S-3 to register an additional 24.0 million shares to be used for the DRIP.

As of June 30, 2011 an additional 0.2 million shares were available for issuance under the current registration statement excluding shares available to be issued under the DRIP.

The following table summarizes our stock repurchase program activity cumulatively to date as of June 30, 2011. The value of redemptions did not exceed distribution reinvestment elections by stockholders (dollars in thousands except for cost per share):

	Redemption Requests			Shares Redeemed
	Shares	Value	Average cost per share	Shares	Value	Average cost per share
Year ended December 31, 2009	3,000	$29	$9.65	3,000	$29	$9.65
Year ended December 31, 2010	299,528	2,933	9.79	299,528	2,933	9.79
Six months ended June 30, 2011	303,969	2,958	9.73	303,969	2,958	9.73
Cumulative redemptions as of June 30, 2011 (1)	606,497	$5,920	$9.76	606,497	5,920	$9.76
				Value of shares issued through DRIP	23,030
				Excess	$17,110

(1)	Redemptions include 147,951 shares with a value of $1.4 million which have been approved for redemption as of June 30, 2011, and were paid to stockholders in the third quarter of 2011.

At June 30, 2011, we had cash and cash equivalents of $277.0 million. In addition, we had a $10.0 million revolving line of credit unsecured bridge facility with an affiliated entity. There were no amounts outstanding under this facility at June 30, 2011. There are no unused borrowing fees associated with this facility.

In July 2010, we obtained a secured revolving credit facility from Capital One N.A. (“Capital One”) for an aggregate maximum principal amount of $30.0 million. The proceeds of loans made under the credit agreement may be used to finance the acquisition of net leased, investment or non-investment grade properties. The initial term of the credit agreement is 30 months, which may be extended by 12 months, subject to satisfaction of certain conditions, including payment of an extension fee.

Any loan made under the credit agreement shall bear floating interest at per annum rates equal to either one month LIBOR plus 3.25% or three month LIBOR plus 3.25%, at our sole option. In the event of a default, Capital One has the right to terminate its obligations under the credit agreement, including the funding of future loans, and to accelerate the payment on any unpaid principal amount of all outstanding loans. The line of credit requires a 0.25% non-usage fee on the unused balance. There were no amounts outstanding under this facility at June 30, 2011.

In August 2010, we obtained a secured revolving credit facility from U.S. Bank N.A. (“U.S. Bank”) for an aggregate maximum principal amount of $20.0 million, which was increased to $30.0 million in February 2011. The proceeds of loans made under the credit agreement may be used to finance the acquisition of net leased, investment or non-investment grade properties. The initial term of the credit agreement is 24 months, with a one-time extension option of 12 months, subject to satisfaction of certain conditions, including payment of an extension fee.

Any loan made under the credit agreement shall bear floating interest at a per annum rate equal to one month LIBOR plus 3.25%. In the event of a default, U.S. Bank has the right to suspend the funding of future loans and to accelerate the payment on any unpaid principal amount of the outstanding loans. We have not yet drawn on the line of credit. The line of credit requires a 0.25% non-usage fee on the unused balance. There were no amounts outstanding under this facility at June 30, 2011.

We must collateralize the Capital One and U.S. Bank lines of credit with certain of our properties in addition to meeting certain minimum cash deposit requirements.

Acquisitions

Our Advisor evaluates potential acquisitions of real estate and real estate related assets and engages in negotiations with sellers and borrowers on our behalf. Investors should be aware that after a purchase contract is executed that contains specific terms the property will not be purchased until the successful completion of due diligence and negotiation of final binding agreements. During this period, we may decide to temporarily invest any unused proceeds from our IPO certain investments that could yield lower returns than the properties. These lower returns may affect our ability to make distributions.

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

The distribution is calculated based on stockholders of record each day during the applicable period at a rate that, if paid each day for a 365-day period, would equal a specified annualized rate based on a share price of $10.00. As of June 30, 2011 our annualized distribution rate was 7.0%.

During the six months ended June 30, 2011, distributions paid totaled $27.8 million, inclusive of $12.3 million of common shares issued under the DRIP and excluding $0.4 million paid on unvested restricted stock grants for the six months ended June 30, 2011. Distribution payments are dependent on the availability of funds. Our board of directors may reduce the amount of distributions paid or suspend distribution payments at any time and therefore distribution payments are not assured.

We, our board of directors and Advisor share a similar philosophy with respect to paying our distribution. The distribution should principally be derived from cash flows generated from real estate operations. In order to improve our operating cash flows and our ability to pay distributions from operating cash flows, our related party Advisor agreed to waive certain fees including asset management and property management fees. For the three and six months ended June 30, 2011, we paid asset management fees to the Advisor of $1.0 million and $1.6 million, respectively. The Advisor has elected to waive the remainder of its asset management fee and its entire property management fee, and will determine if a portion or all of such fees will be waived in subsequent periods on a quarter-to-quarter basis. Such fees waived during the three and six months ended June 30, 2011 were $3.0 million and $5.3 million, respectively. The fees that were waived relating to the activity during 2011 are not deferrals and accordingly, will not be paid. Because the Advisor waived certain fees that we owed, cash flow from operations that would have been paid to the Advisor was available to pay distributions to our stockholders. See Note 10 to the consolidated financial statements elsewhere in this report for further information on fees paid to and forgiven by the Advisor.

 The amount of the asset management fee will be reduced to the extent that funds from operations (“FFO”) as adjusted, during the six months ending on the last day of the calendar quarter immediately preceding the date such asset management fee is payable, is less than the distributions declared with respect to the six month period. For purposes of this determination, FFO, as adjusted, is FFO (as defined by National Association of Real Estate Investment Trusts or “NAREIT”), adjusted to (i) include acquisition fees and related expenses which is deducted in computing FFO; (ii) include non-cash restricted stock grant amortization, if any, which is deducted in computing FFO; and (iii) include impairments of real estate related investments, if any (including properties, loans receivable and equity and debt investments) which are deducted in computing FFO. The Advisor will determine if such fees will be partially or fully waived in subsequent periods on a quarter-to-quarter basis.

As our real estate portfolio matures, we expect cash flows from operations to cover a more significant portion of our distributions and over time to cover all distributions. As the cash flows from operations become more significant, our Advisor may discontinue its past practice of forgiving fees and may charge the entire fee in accordance with our agreements with the Advisor. There can be no assurance that the Advisor will continue to waive asset management or property management fees beyond the agreed upon limits in the future.

The following table shows the sources for the payment of distributions to common stockholders for the three and six months ended June 30, 2011 (in thousands):

	Three Months Ended March 31, 2011	Percentage of Distribution	Three Months Ended June 30, 2011	Percentage of Distribution	Six Months Ended June 30, 2011	Percentage of Distribution
Distributions:
Total distributions:	$11,129		$16,703		$27,832
Distributions reinvested (1)	(4,904)		(7,370)		(12,274)
Distributions paid in cash	$6,225		$9,333		$15,558
Source of distributions:
Cash flows provided by operations (2)	$3,430	55.1%	$9,333	100.0%	$12,763	82.0%
Proceeds from issuance of common stock	2,795	44.9%	—	—%	2,795	18.0%
Total sources of distributions	$6,225	100.0%	$9,333	100.0%	$15,558	100.0%
Cash flows provided by operations (GAAP basis) (3)	$3,430		$10,502		$13,932
Net loss (in accordance with GAAP)	$(4,520)		$(9,517)		$(14,037)

__________________________
(1)	Distributions reinvested pursuant to the DRIP, which do not impact our cash flows.

(2)	Distributions paid from cash provided by operations are derived from cash flows from operations (GAAP basis) for the three and six months ended June 30, 2011.

(3)	Includes the impact of expensing acquisition and related transaction costs as incurred of $10.7 million and $17.8 million for the three and six months ended June 30, 2011.

The following table compares cumulative distributions paid to net loss (in accordance with GAAP) for the period from August 17, 2007 (date of inception) through June 30, 2011 (in thousands):
For the Period from August 17, 2007 (date of inception) to June 30, 2011
Distributions paid:
Cash	$29,152
DRIP	23,030
Total distributions paid	$52,182
Reconciliation of net loss:
Total revenues	$115,116
Acquisition and transaction related	(30,800)
Depreciation and amortization	(58,212)
Other operating expense	(7,960)
Other income (expense)	(49,887)
Net income (loss) attributable to non-controlling interests	(677)
Net loss (in accordance with GAAP) (1)	$(32,420)

(1)
Net loss as defined by GAAP includes the non-cash impact of depreciation and amortization expense as well as costs incurred relating to acquisitions and related transactions subsequent to January 1, 2009.

Dilution

Our net tangible book value per share is a mechanical calculation using amounts from our balance sheet, and is calculated as (i) total book value of our assets less the net value of intangible assets (ii) minus total liabilities less the net value of intangible liabilities, (iii) divided by the total number of shares of common stock outstanding. It assumes that the value of real estate and real estate related assets and liabilities diminish predictably over time as shown through the depreciation and amortization of real estate investments. Real estate values have historically risen or fallen with market conditions. Net tangible book value is used generally as a conservative measure of net worth that we do not believe reflects our estimated value per share. It is not intended to reflect the value of our assets upon an orderly liquidation in accordance with our investment objectives. Our net tangible book value reflects dilution in the value of our common stock from the issue price as a result of (i) operating losses, which reflect accumulated depreciation and amortization of real estate investments, (ii) the funding of distributions from sources other than our cash flow from operations, and (iii) fees paid in connection with our public offering, including commissions, dealer manager fees and other offering costs. As of June 30, 2011, our net tangible book value per share was $7.09. The offering price of shares under our primary offering (ignoring purchase price discounts for certain categories of purchasers) at June 30, 2011 was $10.00.

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

Non-GAAP Financial Measures

Due to certain unique operating characteristics of real estate companies, NAREIT, an industry trade group, has promulgated a measure known as FFO, which we believe to be an appropriate supplemental measure to reflect the operating performance of a real estate investment trust, or REIT. The use of FFO is recommended by the REIT industry as a supplemental performance measure. FFO is not equivalent to our net income or loss as determined under GAAP.

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

The historical accounting convention used for real estate assets requires straight-line depreciation of buildings and improvements, which implies that the value of real estate assets diminishes predictably over time. Since real estate values historically rise and fall with market conditions, presentations of operating results for a REIT, using historical accounting for depreciation, we believe, may be less informative. As a result, we believe that the use of FFO, which excludes the impact of real estate related depreciation and amortization, provides a more complete understanding of our performance to investors and to management, and when compared year over year, reflects the impact on our operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses and interest costs, which is not immediately apparent from net income.

However, changes in the accounting and reporting rules under GAAP (for acquisition fees and expenses from a capitalization/depreciation model to an expensed-as-incurred model) that have been put into effect since the establishment of NAREIT's definition of FFO have prompted an increase in the non-cash and non-operating items included in FFO. In addition, we view fair value adjustments of derivatives, impairment charges and gains and losses from dispositions of assets as items which are typically adjusted for when assessing operating performance. Lastly, publicly registered, non-listed REITs typically have a significant amount of acquisition activity and are substantially more dynamic during their initial years of investment and operation and therefore require additional adjustments to FFO in evaluating performance. Due to these and other unique features of publicly registered, non-listed REITs, the Investment Program Association (“IPA”), an industry trade group, has standardized a measure, which we believe to be another appropriate supplemental measure to reflect the operating performance of a REIT.

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

Our calculation of FFO may differ from other real estate companies due to, among other items, variations in cost capitalization policies for capital expenditures and, accordingly, may not be comparable to such other real estate companies. Our calculation of FFO is presented in the following table for the three and six months ended June 30, 2011 and 2010 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net loss (in accordance with GAAP)	$(9,517)	$(992)	$(14,037)	$(1,379)
Add:
Depreciation of real estate assets	12,111	3,748	19,909	6,802
Amortization of intangible lease assets	3,113	953	5,238	1,664
Amortization of below-market lease liabilities	(76)	(79)	(152)	(158)
Fair value adjustments on derivatives	(12)	233	(124)	391
Non-controlling interest adjustment	(217)	(241)	(428)	(390)
(Gains) losses on sales to non-controlling interest holders	—	(17)	102	(352)
Loss on disposition of property	—	—	44	—

FFO	$5,402	$3,605	$10,552	$6,578

Loan Obligations

The payment terms of our loan obligations vary. In general, only interest amounts are payable monthly with all unpaid principal and interest due at maturity. Some of our loan agreements stipulate that we comply with specific reporting and financial covenants mainly related to debt coverage ratios and loan to value ratios. Each loan that has these requirements has specific ratio thresholds that must be met. As of June 30, 2011, we were in compliance with the debt covenants under our loan agreements.

Our Advisor may, with approval from our independent board of directors, seek to borrow short-term capital that, combined with secured mortgage financing, exceeds our targeted leverage ratio. Such short-term borrowings may be obtained from third-parties on a case-by-case basis as acquisition opportunities present themselves simultaneous with our capital raising efforts. We view the use of short-term borrowings as an efficient and accretive means of acquiring real estate in advance of raising equity capital. Accordingly, we can take advantage of buying opportunities as we expand our fund raising activities. As additional equity capital is obtained, these short-term borrowings will be repaid. Our leverage ratio approximated 39.4% (secured mortgage notes payable as a percentage of total real estate investments, at cost) as of June 30, 2011, or 22.5% including cash and cash equivalents of $277.0 million.

In addition, as of June 30, 2011, we have an unused short-term equity line available to us from a related party entity that allows us to draw a maximum of $10.0 million, and two additional lines of credit that would allow us to draw an additional $60.0 million if certain requirements are met. As of June 30, 2011 there were no amounts outstanding on these lines of credit.

Contractual Obligations

The following is a summary of our contractual obligations as of June 30, 2011 (in thousands):

	Total	July 1, 2011 to December 31, 2011	2012 – 2013	2014 – 2015	Thereafter

Principal payments due on mortgage notes payable	$642,544	$4,900	$63,880	$155,138	$418,626

Interest payments due on mortgage notes payable	$190,904	$17,254	$67,174	$55,633	$50,843

From July 1, 2011 to August 5, 2011, we purchased properties for a total purchase price of approximately $53.0 million. The properties were acquired with cash proceeds from our IPO. See Note 15 — Subsequent Events in the consolidated financial statements for more information on this financing.

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

Off-Balance Sheet Arrangements

In conjunction with entering into a joint venture agreement in December 2010 with an affiliated entity where we invested $12.0 million for an ownership percentage of five retail condominium units, we agreed to provide a guarantee on a mortgage note payable obtained from a third party in connection with the property acquisition. The guarantee will be in place until the affiliated entity achieves a net worth of $40.0 million. As of June 30, 2011, the balance on the mortgage note payable was $21.3 million. The net worth of the affiliated entity at June 30, 2011 was $31.7 million.

We have no other off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

 Item 3. Quantitative and Qualitative Disclosures About Market Risk

The market risk associated with financial instruments and derivative financial instruments is the risk of loss from adverse changes in market prices or interest rates. Our market risk arises primarily from interest rate risk relating to variable-rate borrowings the maturity of which is fixed with the use of hedge instruments. To meet our short and long-term liquidity requirements, we borrow funds at a combination of fixed and variable rates. Our long-term debt, which consists of secured financings, typically bears interest at fixed rates. Our interest rate risk management objectives are to limit the impact of interest rate changes in earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, from time to time, we may enter into interest rate hedge contracts such as swaps, collars and treasury lock agreements in order to mitigate our interest rate risk with respect to various debt instruments. We do not hold or issue these derivative contracts for trading or speculative purposes.

As of June 30, 2011, our debt included fixed-rate debt with a carrying value of $553.3 million and a fair value of $564.2 million. Changes in market interest rates on our fixed rate debt impact fair value of the debt, but they have no impact on interest incurred or cash flow. For instance, if interest rates rise 100 basis points and our fixed rate debt balance remains constant, we expect the fair value of our debt to decrease, the same way the price of a bond declines as interest rates rise. The sensitivity analysis related to our fixed-rate debt assumes an immediate 100 basis point move in interest rates from their June 30, 2011 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed rate debt by approximately $32.7 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed-rate debt by $34.1 million.

As of June 30, 2011, our debt included variable-rate mortgage notes payable with a carrying value of $89.2 million. Interest rate volatility associated with this variable-rate mortgage debt has been mitigated by the use of hedge instruments entered into simultaneously when the corresponding mortgage note was executed. The sensitivity analysis related to our variable-rate debt assumes an immediate 100 basis point move in interest rates from their June 30, 2011 levels, with all other variables held constant. A 100 basis point increase or decrease in variable interest rates on our variable-rate notes payable would increase or decrease our interest expense by $0.9 million annually.

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

No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended June 30, 2011 that has materially affected, or is reasonable likely to materially affect, our internal controls over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

As of the end of the period covered by this Quarterly Report on Form 10-Q, we are not a party to, and none of our properties are subject to, any material pending legal proceedings.

Item 1A. Risk Factors

There have been no material changes from the risk factors set forth in our Registration Statement (file No. 333-145949), as amended from time to time.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Reserved

Item 5. Other Information

None.

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
Brian S. Block
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: August 15, 2011

EXHIBIT INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 (and are numbered in accordance with Item 601 of Regulation S-K).

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