Form 10-Q
period 2011-09-30
American Realty Capital Trust, Inc.
filed 2011-11-14
CIK 1410997

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

The number of outstanding shares of the registrant’s common stock on November 4, 2011 was 176,694,332 shares.

AMERICAN REALTY CAPITAL TRUST, INC.

PART I - Financial Information
Item 1. Financial Statements

AMERICAN REALTY CAPITAL TRUST, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
Real estate investments, at cost:
Land	$295,917	$142,401
Buildings, fixtures and improvements	1,319,801	631,999
Acquired intangible lease assets	227,397	108,193
Total real estate investments, at cost	1,843,115	882,593
Less accumulated depreciation and amortization	(77,672)	(32,777)
Total real estate investments, net	1,765,443	849,816
Cash and cash equivalents	291,504	31,985
Restricted cash	2,708	90
Investment securities, at fair value	17,191	—
Investment in unconsolidated joint venture	11,385	11,945
Receivable from affiliate	6,806	—
Prepaid expenses and other assets	24,578	12,049
Deferred costs, net	13,549	8,169
Total assets	$2,133,164	$914,054
LIABILITIES AND EQUITY
Mortgage notes payable	$649,068	$372,755
Mortgage discount and premium, net	716	1,163
Long-term notes payable	—	12,790
Below-market lease liabilities, net	8,226	8,454
Derivatives, at fair value	9,065	5,214
Accounts payable and accrued expenses	26,572	3,638
Deferred rent and other liabilities	4,454	3,858
Distributions payable	10,206	3,518
Total liabilities	708,307	411,390
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value; 240,000,000 shares authorized, 176,548,719 and 61,824,238 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	1,765	618
Additional paid-in capital	1,535,760	529,740
Accumulated other comprehensive loss	(5,175)	(3,878)
Accumulated deficit	(129,443)	(46,464)
Total stockholders’ equity	1,402,907	480,016
Non-controlling interests	21,950	22,648
Total equity	1,424,857	502,664
Total liabilities and equity	$2,133,164	$914,054

The accompanying notes are an integral part of these financial statements.

AMERICAN REALTY CAPITAL TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues:
Rental income	$34,943	$11,928	$83,715	$28,737
Operating expense reimbursements	1,252	—	2,314	—
Total revenues	36,195	11,928	86,029	28,737
Expenses:
Acquisition and transaction related	5,554	785	23,377	1,766
Property operating	1,542	—	2,666	—
Asset management fees to affiliate	1,022	500	2,572	850
General and administrative	746	250	2,203	811
Depreciation and amortization	19,828	5,731	45,015	14,237
Total operating expenses	28,692	7,266	75,833	17,664
Operating income	7,503	4,662	10,196	11,073
Other income (expenses):
Interest expense	(10,167)	(4,724)	(26,599)	(12,511)
Equity in income of unconsolidated joint venture	22	—	71	—
Loss on derivative instruments	(3,114)	(177)	(2,967)	(568)
Other income	379	102	473	486
Gain (loss) on disposition of property	—	143	(44)	143
Total other expenses	(12,880)	(4,656)	(29,066)	(12,450)
Net income (loss)	(5,377)	6	(18,870)	(1,377)
Net income attributable to non-controlling interests	(284)	(80)	(830)	(76)
Net loss attributable to stockholders	$(5,661)	$(74)	$(19,700)	$(1,453)
Basic and diluted net loss per share	$(0.03)	$(0.00)	$(0.17)	$(0.06)

The accompanying notes are an integral part of these financial statements.

AMERICAN REALTY CAPITAL TRUST, INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
Nine Months Ended September 30, 2011
(Dollar amounts in thousands)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stock- holders’ Equity	Non-controlling Interests	Total Equity
	Number of Shares	Par Value
Balance, December 31, 2010	61,824,238	$618	$529,740	$(3,878)	$(46,464)	$480,016	$22,648	$502,664
Issuance of common stock	112,708,998	1,128	1,111,787	—	—	1,112,915	—	1,112,915
Offering costs, commissions and dealer manager fees	—	—	(124,282)	—	—	(124,282)	—	(124,282)
Common stock issued through distribution reinvestment plan	2,632,002	26	24,978	—	—	25,004	—	25,004
Distributions declared	—	—	—	—	(63,279)	(63,279)	—	(63,279)
Common stock redemptions	(655,119)	(7)	(7,562)	—	—	(7,569)	—	(7,569)
Issuance of restricted shares	38,600	—	—	—	—	—	—	—
Share-based compensation	—	—	1,099	—	—	1,099	—	1,099
Distributions to non-controlling interest holders	—	—	—	—	—	—	(1,528)	(1,528)
Designated derivatives, fair value adjustment	—	—	—	(864)	—	(864)	—	(864)
Unrealized gain (loss) on investment securities, net	—	—	—	(433)	—	(433)	—	(433)
Net income (loss)	—	—	—	—	(19,700)	(19,700)	830	(18,870)
Total comprehensive income (loss)	—	—	—	(1,297)	(19,700)	(20,997)	830	(20,167)
Balance, September 30, 2011	176,548,719	$1,765	$1,535,760	$(5,175)	$(129,443)	$1,402,907	$21,950	$1,424,857

The accompanying notes are an integral part of this financial statement.

AMERICAN REALTY CAPITAL TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(18,870)	$(1,377)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	35,778	11,415
Amortization of intangibles	9,237	2,822
Amortization of deferred financing costs	3,641	703
Amortization of mortgage discounts and premiums, net	(116)	—
Amortization of restricted stock grants	1,099	77
Accretion of below-market lease liability	(228)	(235)
(Gain) loss on disposition of property	44	(143)
Loss on derivative instruments	2,967	568
Gain on sales to non-controlling interest holders	—	(623)
Equity in income of unconsolidated joint venture	(71)	—
Changes in assets and liabilities:
Prepaid expenses and other assets	(12,378)	(4,148)
Accounts payable and accrued expenses	21,808	2,010
Deferred rent and other liabilities	596	173
Net cash provided by operating activities	43,507	11,242
Cash flows from investing activities:
Investment in real estate and other assets	(920,000)	(338,280)
Purchase of investment securities	(17,624)	—
Distributions from unconsolidated joint venture	631	—
Capital expenditures	(254)	—
Proceeds from disposition of real estate and other assets	581	757
Net cash used in investing activities	(936,666)	(337,523)
Cash flows from financing activities:
Proceeds from mortgage notes payable	243,852	105,378
Payments on mortgage notes payable	(8,818)	(3,521)
Payments on long-term notes payable	(12,790)	(210)
Payments on short-term bridge funds	—	(15,878)
Contributions from non-controlling interest holders	—	13,966
Distributions to non-controlling interest holders	(1,528)	(661)
Proceeds from issuance of common stock, net	991,424	240,319
Payments of financing costs	(18,814)	(4,196)
Distributions paid	(31,587)	(7,037)
Redemptions paid	(6,443)	(2,449)
Restricted cash	(2,618)	(34)
Net cash provided by financing activities	1,152,678	325,677
Net increase (decrease) in cash and cash equivalents	259,519	(604)
Cash and cash equivalents, beginning of period	31,985	5,010
Cash and cash equivalents, end of period	$291,504	$4,406

	Nine Months Ended September 30,
	2011	2010
Supplemental Disclosures:
Cash paid for interest	$22,422	$14,541
Cash paid for income taxes	144	388
Non-Cash Investing and Financing Activities:
Common stock issued through distribution reinvestment plan	25,004	—
Mortgages assumed in real estate acquisitions	41,279	—

The accompanying notes are an integral part of these financial statements.

AMERICAN REALTY CAPITAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
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

On August 5, 2010, the Company filed a registration statement on Form S-11 to register 32.5 million shares of common stock in connection with a follow-on offering. The IPO was originally set to expire on January 25, 2011, three years after its effective date. However, as permitted by Rule 415 of the Securities Act, the Company was permitted to continue its IPO until July 25, 2011. On July 18, 2011, the Company’s IPO closed. All shares registered under the IPO and 22.2 million shares available under the DRIP were allocated to the IPO and sold. On July 11, 2011, the Company withdrew the registration for the additional 32.5 million shares in connection with the follow-on offering. In addition, on July 15, 2011, the Company filed a registration statement on Form S-3 to register an additional 24.0 million shares to be used for the DRIP.

As of September 30, 2011, the Company had approximately 176.5 million shares of common stock outstanding including stock issued under the DRIP and restricted share plan. Total gross proceeds from these issuances were $1.7 billion. As of September 30, 2011, the aggregate value of all share issuances and subscriptions outstanding was $1.8 billion based on a per share value of $10.00 (or $9.50 for shares issued under the DRIP). As of September 30, 2011, approximately 0.9 million shares of common stock had been redeemed under the stock repurchase program at a value of $9.0 million and an additional 0.2 million shares with a redemption value of $1.5 million were accrued for redemption as of September 30, 2011.

The Company has used and intends to use the proceeds from its IPO to acquire and manage a diverse portfolio of real estate properties consisting primarily of freestanding, single-tenant properties net leased to investment grade and other creditworthy tenants throughout the United States and Puerto Rico. The Company typically funds acquisitions with a combination of equity and debt and in certain cases may use only equity capital or fund a portion of the purchase price through investments from unaffiliated third parties. The Company expects to arrange long-term financing on both a secured and unsecured fixed rate basis. The Company intends to continue to grow existing relationships and develop new relationships throughout the various markets the Company serves, which is expected to lead to further acquisition opportunities. The Company expects to redeploy the remaining cash balance into real estate by the end of 2011, while retaining a certain minimal level of cash for liquidity purposes.

As of September 30, 2011, the Company owned 405 properties with approximately 13.2 million square feet, 100% leased with a weighted average remaining lease term of 13.8 years. In constructing the portfolio, the Company is committed to diversification (industry, tenant and geography). As of September 30, 2011, rental revenues derived from investment grade tenants as rated by a major rating agency approximated 73.8% of total rental revenues. The strategy encompasses receiving the majority of revenue from investment grade tenants as the Company further acquires properties and enters into (or assumes) long-term lease arrangements. As of September 30, 2011, the Company had $291.5 million of uninvested cash and cash equivalents which it intends to use primarily for acquisitions of property.

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

The Company has no paid employees. The Company is managed by the Advisor and American Realty Capital Properties, LLC, which serves as its property manager (the “Property Manager”). The Advisor and the Property Manager are affiliated entities that receive compensation and fees for services related to the IPO and for the investment and management of the Company’s assets. These entities receive fees during the Company’s offering, acquisition, operational and liquidation stages. See Note 11 — Related Party Transactions and Arrangements.

AMERICAN REALTY CAPITAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
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

Note 2 — Summary of Significant Accounting Policies

The financial statements of the Company included herein were prepared in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. The results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of the results for the entire year or any subsequent interim period. These financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2010, which are included in the Company’s Form 10-K filed with the SEC on March 31, 2011.

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

In September 2011, the FASB issued guidance that allows entities to perform a qualitative analysis as the first step in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If it is determined that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then a quantitative analysis for impairment is not required. The guidance is effective for interim and annual impairment tests for fiscal periods beginning after December 15, 2011.  The adoption of this guidance is not expected to have a material impact on the Company's financial position or results of operations.

AMERICAN REALTY CAPITAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(Unaudited)

Note 3 — Real Estate Investments

The following table presents the allocation of the assets acquired and liabilities assumed during the periods presented (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Real estate investments, at cost:
Land	$21,259	$46,662	$153,609	$76,561
Buildings, fixtures and improvements	164,459	93,271	688,075	221,813
Total tangible assets	185,718	139,933	841,684	298,374
Acquired intangibles:
In-place leases	27,756	16,163	119,264	39,906
Mortgage assumed	(10,528)	—	(41,279)	—
Mortgage discount, net	—	—	331	—
Total assets acquired, net	$202,946	$156,096	$920,000	$338,280
Number of properties purchased	37	62	147	103

The Company acquires and operates commercial properties. All such properties may be acquired and operated by the Company alone or jointly with another party. As of September 30, 2011, all of the properties the Company owned were 100% occupied. The Company acquired and disposed of the following properties during the nine months ended September 30, 2011 (dollar amounts in thousands other than annualized average rental income per square foot):

Property	Acquisition/ Disposal Date	No. of Buildings	Square Feet	Ownership Percentage	Remaining Lease Term(1)	Base Purchase Price(2)	Capitalization Rate(3)	Annualized Rental Income/NOI(4)
Portfolio as of December 31, 2010:		259	5,310,215	various	15.2	$867,215	8.42%	$73,006

Acquisitions for the nine months ended September 30, 2011:
Lowes (5)	January 2011	1	141,393	100%	15.1	10,018	6.74%	675
Citizens	January 2011	2	14,307	100%	7.6	3,811	9.11%	347
QuickTrip	January 2011	1	4,555	100%	12.7	3,330	8.74%	291
Dillons	January 2011	1	56,451	100%	8.3	5,075	7.80%	396
Wawa	January 2011	2	12,433	100%	15.9	17,209	7.00%	1,205
Walgreens VIII	January 2011	9	122,963	100%	23.6	54,569	6.86%	3,742
DaVita Dialysis II	February 2011	4	23,154	100%	10.9	8,013	8.90%	713
CVS III	February 2011	1	13,338	100%	25.6	5,199	7.25%	377
Citigroup, Inc.	February 2011	1	64,036	100%	14.3	27,275	7.00%	1,910
Coats & Clark	February 2011	1	401,512	100%	9.5	9,523	9.84%	937
Walgreens IX	February 2011	1	13,569	100%	22.4	5,460	7.34%	401
Express Scripts	March 2011	2	416,141	100%	7.9	51,281	9.02%	4,623
DaVita Dialysis III	March 2011	1	18,185	100%	11.9	6,565	7.72%	507
Dollar General V	March 2011	6	55,363	100%	14.6	5,195	8.84%	459
Wal-Mart	March 2011	1	183,442	100%	7.8	12,633	7.15%	903
Kohl's	March 2011	1	88,408	100%	14.6	10,182	7.15%	728
Texas Instruments	March 2011	1	125,000	100%	9.4	32,000	7.88%	2,522
Sam's Club (5)	March 2011	1	141,583	100%	14.2	12,821	6.64%	851
CVS IV	March 2011	1	13,225	100%	23.6	5,330	7.95%	424
Walgreens X	March 2011	2	27,760	100%	19.1	9,000	7.46%	671

AMERICAN REALTY CAPITAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(Unaudited)

Property	Acquisition/ Disposal Date	No. of Buildings	Square Feet	Ownership Percentage	Remaining Lease Term(1)	Base Purchase Price(2)	Capitalization Rate(3)	Annualized Rental Income/NOI(4)
CVS V	March 2011	1	12,900	100%	22.6	5,759	7.29%	420
Provident Bank	March 2011	1	2,950	100%	22.6	2,589	9.15%	237
Dillons II	March 2011	1	63,858	100%	10.3	6,420	7.49%	481
FedEx X	March & May 2011	2	204,157	100%	14.1	32,200	7.98%	2,570
3M	March 2011	1	650,760	100%	9.8	44,800	7.35%	3,294
Bojangles	March 2011	13	47,865	100%	11.9	24,789	8.85%	2,193
Tractor Supply II	March 2011	2	38,194	100%	14.8	5,103	9.07%	463
Dollar General VI	April 2011	2	18,428	100%	14.9	1,856	9.00%	167
Dollar General VII	April 2011	2	18,340	100%	14.8	2,093	8.98%	188
O'Reilly Auto II	April 2011	1	8,154	100%	11.6	1,894	8.92%	169
Walgreens XI	April 2011	1	14,550	100%	24.0	4,993	7.35%	367
DaVita Dialysis IV	April 2011	1	6,020	100%	8.4	2,061	8.88%	183
Whirlpool	April 2011	1	750,000	100%	9.8	19,837	8.10%	1,606
Wrangler	April 2011	1	316,800	100%	9.5	17,286	8.20%	1,417
Walgreens XII	April 2011	1	13,605	100%	22.6	4,380	8.20%	359
7-Eleven	May 2011	1	3,074	100%	9.4	2,950	8.24%	243
BSFS III	May 2011	1	7,864	100%	14.5	2,661	8.53%	227
Kohls II	May 2011	1	64,250	100%	19.6	6,398	7.50%	480
National Tire & Battery	May 2011	3	33,920	100%	14.3	5,921	8.16%	483
CVS VI	May 2011	1	13,224	100%	23.7	9,110	7.21%	657
BSFS IV	May 2011	3	22,904	100%	13.4	8,539	8.60%	734
FedEx XI	May 2011	1	125,502	100%	10.7	39,000	7.94%	3,095
Pep Boys	May 2011	3	60,140	100%	12.1	12,951	8.68%	1,124
Tops Market	May 2011	1	57,833	100%	11.7	10,956	7.61%	834
7-Eleven II	May 2011	1	2,940	100%	9.5	2,105	7.55%	159
General Electric	May 2011	1	484,348	100%	7.8	23,688	7.62%	1,806
Wal-Mart II	May 2011	1	151,925	100%	7.6	12,415	8.01%	995
USPS	May 2011	1	39,297	100%	13.8	7,260	6.79%	493
Walgreens XIII	May 2011	2	27,195	100%	17.1	9,819	7.25%	712
Walgreens XIV	June 2011	1	14,820	100%	21.9	3,986	7.15%	285
Mrs. Bairds	June 2011	2	30,120	100%	8.2	3,169	8.36%	265
Walgreens XV	June 2011	1	14,480	100%	21.9	4,912	7.13%	350
O'Reilly's III	June 2011	1	8,160	100%	11.8	2,000	8.70%	174
FedEx XII	June 2011	1	182,326	100%	11.8	35,000	7.79%	2,726
Walgreens XVI	June 2011	6	52,400	100%	22.7	51,160	6.63%	3,392
VA Clinic (6)	June 2011	1	10,768	100%	9.6	3,190	8.31%	265
BSFS V	June 2011	1	159,797	100%	10.8	9,040	8.53%	771
Tractor Supply IV	June 2011	1	19,097	100%	11.9	1,750	13.94%	244
O'Reilly's IV	June 2011	2	16,000	100%	11.7	3,724	8.75%	326
Trader Joe's	June 2011	1	31,920	100%	10.5	5,550	12.16%	675
Dollar General VIII	July & August 2011	3	27,152	100%	14.8	2,850	8.74%	249
Dollar General IX	July 2011	1	9,348	100%	14.8	885	9.04%	80
GSA I (6)	July 2011	1	10,784	100%	7.4	6,025	8.28%	499
Lockheed Martin	July 2011	1	102,466	100%	8.3	13,048	8.05%	1,050
FedEx XIII	July 2011	4	274,602	100%	8.3	27,615	7.96%	2,199
GSA II (6)	August 2011	1	10,803	100%	9.0	4,546	7.81%	355
Dollar General X	August & September 2011	6	55,200	100%	14.8	5,418	8.84%	479
PetSmart	August 2011	1	1,000,375	100%	10.8	48,648	7.55%	3,672
GSA III (6)	August 2011	1	11,190	100%	14.8	4,355	7.94%	346
Verizon	August 2011	1	40,000	100%	10.2	12,600	8.27%	1,042
CVS VI	August 2011	1	11,945	100%	17.4	2,805	7.45%	209

AMERICAN REALTY CAPITAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(Unaudited)

Property	Acquisition/ Disposal Date	No. of Buildings	Square Feet	Ownership Percentage	Remaining Lease Term(1)	Base Purchase Price(2)	Capitalization Rate(3)	Annualized Rental Income/NOI(4)
Renal Advantage	August 2011	9	74,457	100%	11.8	19,010	9.65%	1,834
GSA IV (6)	August 2011	1	23,485	100%	9.6	7,424	8.45%	627
Lowes II	August 2011	1	135,197	100%	9.4	15,000	7.33%	1,099
GSA V (6)	August 2011	1	64,455	100%	7.3	7,250	8.08%	586
CVS VII	September 2011	1	10,885	100%	10.4	2,820	8.19%	231
Sealy	September 2011	1	257,000	100%	12.2	17,944	8.95%	1,606
GSA VI (6)	September 2011	1	34,285	100%	14.8	8,590	8.07%	693
GSA VII (6)	September 2011	1	25,508	100%	14.8	6,642	8.60%	571

Disposition for the nine months ended September 30, 2011:
PNC	January 2011	(1)	(1,992)	100%	(7.9)	(680)	6.91%	(47)
Total		405	13,225,063		13.8	$1,827,813	8.14%	148,697
Annualized average rental income per square foot			$11.24
Other investments (7)						29,625
Total investment portfolio						$1,857,438

(1)
Remaining lease term as of September 30, 2011, in years. If the portfolio has multiple locations with varying lease expirations, remaining lease term is calculated on a weighted-average basis. Total remaining lease term is an average of the remaining lease term of the total portfolio.

(2)
Contract purchase price excluding acquisition and transaction-related costs. Acquisition and transaction-related costs include legal costs, acquisition fees paid to the Advisor and closing costs on the property.

(3)
Annualized rental income on a straight-line basis or annualized net operating income ("NOI") as applicable, divided by base purchase price. Total capitalization rate is an average of the capitalization rate of the total portfolio.

(4)
Annualized rental income/NOI for net leases is rental income on a straight-line basis as of September 30, 2011, which includes the effect of tenant concessions such as free rent, as applicable. For gross leased properties amount is rental income on a straight-line basis as of September 30, 2011, which includes the effect of tenant concessions such as free rent, as applicable, plus operating expense reimbursement revenue less property operating expenses.

(5)
Property is a parcel of land with a ground lease which contains a building that will be conveyed to the Company at the end of the ground lease. Square footage and number of buildings refers to the building that is constructed on the parcel of land.

(6)
Lease on the property is a gross lease. As such, annualized rental income/NOI for this property is rental income on a straight-line basis as of September 30, 2011, which includes the effect of tenant concessions such as free rent, as applicable, plus operating expense reimbursement revenue less property operating expenses.

(7)	Includes a $12.0 million investment in a joint venture and $17.6 million in investments in the common stock of other real estate investment trusts.

AMERICAN REALTY CAPITAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(Unaudited)

Future Lease Payments

The following table presents future minimum base rental cash payments due to the Company subsequent to September 30, 2011. These amounts exclude contingent rentals that may be collected from certain tenants based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes among other items (amounts in thousands):

Year	Future Minimum Base Rent Payments
October 1, 2011 to December 31, 2011	$35,643
2012	143,646
2013	144,736
2014	146,990
2015	148,599
Thereafter	1,431,965
Total	$2,051,579

The following table lists tenants whose annualized rental income on a straight-line basis or NOI represented greater than 10% of consolidated annualized income as of September 30, 2011 and 2010:

	2011	2010
FedEx	15%	13%
Walgreens	12%	7%
CVS	8%	17%

No other tenant represented more than 10% of the annualized rental income for the periods presented. The termination, delinquency or non-renewal of one of the above tenants may have a material adverse effect on revenues.

Note 4 — Investment Securities

At September 30, 2011, the Company had equity investments in common stock with a fair value of $17.2 million. These investments are accounted for as available-for-sale investments and therefore increases or decreases in the fair value of these investments are recorded in other comprehensive income as a component of equity on the balance sheet unless the securities are considered to be permanently impaired at which time the losses would be reclassified to expense.

The following table details the unrealized gains and losses on investment securities as of September 30, 2011 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Common stock	$17,624	$127	$(560)	$17,191

All unrealized losses had a holding period of less than three months. No available for sale investments were held at December 31, 2010.

AMERICAN REALTY CAPITAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(Unaudited)

Note 5 — Revolving Credit Facilities

In August 2011, the Company obtained a secured revolving credit facility with RBS Citizens, N.A. and a syndicate of financial institutions (“RBS Facility”) for an aggregate maximum principal amount of $115.0 million. The facility has an accordion feature that allowed it to be increased up to a maximum of $250.0 million under certain conditions. The proceeds of loans made under the credit agreement may be used to finance the acquisition of net leased, investment or non-investment grade occupied properties. Up to $15.0 million of the facility is available for letter of credits. The initial term of the credit agreement is 36 months.

Any loan made under the RBS Facility shall bear floating interest at per annum rates equal to the one month London Interbank Offered Rate (“LIBOR”) plus 2.05% to 2.85% depending on the Company's loan to value ratio as specified in the agreement. In the event of a default, RBS has the right to terminate its obligations under the credit agreement, including the funding of future loans, and to accelerate the payment on any unpaid principal amount of all outstanding loans. The line of credit requires a fee of 0.15% on the unused balance if amounts outstanding under the facility are 50% or more of the total facility amount and 0.25% on the unused balance if amounts outstanding under the facility are 50% or less of the total facility amount. The revolving line of credit was unused at September 30, 2011.

At September 30, 2011 and December 31, 2010, the Company had available a $10.0 million revolving unsecured line of credit bridge facility with an affiliated entity. There were no amounts outstanding under this facility at September 30, 2011 or December 31, 2010. There are no unused borrowing fees associated with this facility.

In July 2010, the Company obtained a secured revolving credit facility with Capital One, N.A. (“Capital One”) for an aggregate maximum principal amount of $30.0 million. The proceeds of loans made under the credit agreement could be used to finance the acquisition of net leased, investment or non-investment grade occupied properties. The initial term of the credit agreement was 30 months. The agreement was terminated in August 2011 when the Company obtained the RBS facility.

Any loan made under the Capital One credit agreement bore floating interest at per annum rates equal to either one month LIBOR plus 3.25% or three month LIBOR plus 3.25%, at the our option. The line of credit required a fee of 0.25% on the unused balance.

In August 2010, the Company obtained a secured revolving credit facility with U.S. Bank, N.A. (“U.S. Bank”) for an aggregate maximum principal amount of $20.0 million, which subsequently increased to $30.0 million. The initial term of the credit agreement was 24 months. The credit agreement was unused and was terminated in August 2011 when the Company obtained the RBS facility.

There were no amounts outstanding on the Capital One or U.S. Bank lines of credit as of December 31, 2010.

Note 6 — Mortgage Notes Payable

The Company’s mortgage notes payable consist of the following (dollar amounts in thousands):

	Encumbered Properties	Outstanding Loan Amount	Weighted Average Effective Interest Rate(1)	Weighted Average Maturity(2)
September 30, 2011	269	$649,068	5.35%	5.35
December 31, 2010	196	$372,755	5.73%	6.15

(1)
Mortgage notes payable have fixed rates or rates that are fixed through the use of interest rate hedging instruments. Effective interest rates range from 4.09% to 6.97% at September 30, 2011 and 4.36% to 6.97% at December 31, 2010.

(2)	Weighted average remaining years until maturity as of the periods presented.

The following table summarizes the scheduled aggregate principal repayments subsequent to September 30, 2011 (amounts in thousands):

Year	Total
October 1, 2011 to December 31, 2011	$4,949
2012	4,171
2013	60,124
2014	34,739
2015	120,864
Thereafter	424,221
Total	$649,068

The Company’s sources of recourse financing generally require financial covenants, including restrictions on corporate guarantees, the maintenance of certain financial ratios (such as specified debt to equity and debt service coverage ratios) as well as the maintenance of a minimum net worth. As of September 30, 2011, the Company was in compliance with the debt covenants under the mortgage loan agreements.

Note 7 — Long-Term Notes Payable

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

Note 8 — Fair Value of Financial Instruments

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of September 30, 2011 and December 31, 2010, the Company has assessed the significance of the impact of the credit valuation adjustments on the

AMERICAN REALTY CAPITAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(Unaudited)

overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

The Company has common stock investments which are traded on a national exchange and therefore, due to the availability of quoted market prices in active markets, classified these investments as Level 1 in the fair value hierarchy.

The following table presents information about the Company’s assets and liabilities (including derivatives that are presented net) measured at fair value on a recurring basis as of September 30, 2011 and December 31, 2010, aggregated by the level in the fair value hierarchy within which those instruments fall (amounts in thousands):

	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
September 30, 2011
Common stock	$17,191	$—	$—	$17,191
Interest rate swap and collar derivatives, net	$—	$9,065	$—	$9,065
December 31, 2010
Interest rate swap and collar derivatives, net	$—	$5,214	$—	$5,214

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

The fair values of the Company’s financial instruments that are not reported at fair value on the consolidated balance sheet are reported below (amounts in thousands):

	Carrying Amount at	Fair Value at	Carrying Amount at	Fair Value at
	September 30, 2011	September 30, 2011	December 31, 2010	December 31, 2010
Mortgage notes payable(1)	$649,784	$669,492	$373,918	$388,984
Other long-term notes payable	$—	$—	$12,790	$12,790

(1)	Carrying amount includes premiums and discounts on mortgage notes payable.

Note 9 — Derivatives and Hedging Activities

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

AMERICAN REALTY CAPITAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(Unaudited)

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

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates that an additional $2.3 million will be reclassified from other comprehensive income as an increase to interest expense.

As of September 30, 2011, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (dollar amounts in thousands):

Interest Rate Derivative	Number of Instruments	Notional Amount
Interest Rate Swaps	10	$106,590
Interest Rate Collars	1	4,115

As of December 31, 2010, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (dollar amounts in thousands):

Interest Rate Derivative	Number of Instruments	Notional Amount
Interest Rate Swaps	4	$63,532
Interest Rate Collars	1	4,115

Non-Designated Hedges

Derivatives not designated as hedges are not speculative. These derivatives are used to manage the Company’s exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements to be classified as hedging instruments. The Company has one interest rate collar contract outstanding, with an aggregate notional amount of $22.8 million and $23.2 million at September 30, 2011 and December 31, 2010, respectively, with an established ceiling and floor for the underlying variable rate at 4.125% and 3.54%, respectively. This contract was not able to be designated as a hedging instrument as it does not qualify for hedge accounting based on the results of the net written option test. As such, all changes in the fair value of the interest rate collar have been included in the Company’s statements of operations for the nine months ended September 30, 2011 and 2010.

AMERICAN REALTY CAPITAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(Unaudited)

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the balance sheets as of September 30, 2011 and December 31, 2010 (amounts in thousands):

	Balance Sheet Location	September 30, 2011	December 31, 2010
Derivatives designated as hedging instruments:
Interest Rate Products	Derivatives, at fair value	$(7,976)	$(3,828)
Derivatives not designated as hedging instruments:
Interest Rate Products	Derivatives, at fair value	$(1,089)	$(1,386)

Derivatives in Cash Flow Hedging Relationships

The table below details the location in the financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the three and nine months ended September 30, 2011 and 2010 (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Amount of loss recognized in accumulated other comprehensive income as interest rate derivatives (effective portion)	$(1,368)	$(1,657)	$(2,464)	$(5,057)
Amount of loss reclassified from accumulated other comprehensive income into income as interest expense (effective portion)	$(528)	$(523)	$(1,600)	$(1,463)
Amount of gain (loss) recognized in income on derivative as loss on derivative instruments (ineffective portion and amount excluded from effectiveness testing) (1)	$(20)	$(49)	$(83)	$(49)

(1) Excludes $3.2 million that was recognized as a loss on derivative instruments for the three and nine months ended September 30, 2011 for interest rate swap agreements that were entered into at an above market rate in conjunction with entering into a series of rate lock agreements on forecasted mortgages. Once the mortgages close, the swap agreements are expected to qualify as hedging instruments, however the portion of the forecasted change in fair value related to the above market rate of the swaps was excluded from the effectiveness testing and was expensed.

Derivatives Not Designated as Hedging Instruments

The table below details the amount and location in the financial statements of the gain or loss recognized on derivatives not designated as hedging instruments for the three and nine months ended September 30, 2011 and 2010 (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Location of Gain or (Loss) Recognized in Income on Derivative:
Interest expense	$(195)	$(577)	$(578)	$(581)
Gains (losses) on derivative instruments	$122	$(128)	$298	$(519)
Total	$(73)	$(705)	$(280)	$(1,100)

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

AMERICAN REALTY CAPITAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(Unaudited)

As of September 30, 2011, the fair value of derivatives in a net liability position related to these agreements was $9.1 million. As of September 30, 2011, the Company has not posted any collateral related to these agreements and was not in breach of any agreement provisions. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value of $9.6 million at September 30, 2011.

Note 10 — Commitments and Contingencies

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

Guarantee of the Debt of Others

In conjunction with entering into a joint venture agreement with an affiliated entity where the Company invested $12.0 million for an ownership percentage of five retail condominium units, the Company agreed to provide a guarantee on a mortgage note payable obtained from a third party in connection with the property acquisition. The guarantee will be in place until the affiliated entity achieves a net worth of $40.0 million. At September 30, 2011, the balance of the mortgage note payable was $21.3 million. The net worth of the affiliated company at September 30, 2011 was $39.9 million. The leverage ratio on the property, defined as mortgage note payable balance divided by the purchase price of the property, was 62.6% as of September 30, 2011. In addition, the properties are leased on a long-term basis which fully cover debt service requirements. Therefore the Company believes that it is unlikely that it would be required to make payments on behalf of the affiliated entity under this arrangement and therefore the fair value of the guarantee is not material. The net worth threshold was achieved by the affiliated entity in October 2011.

Note 11 — Related Party Transactions and Arrangements

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

AMERICAN REALTY CAPITAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(Unaudited)

The following table details the results of such activities related to the Dealer Manager (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Total commissions paid to Dealer Manager	$38,339	$11,208	$114,799	$25,423
Less:
Commissions to participating broker dealers	(14,188)	(7,397)	(65,370)	(17,201)
Reallowance to participating broker dealers	(2,130)	(985)	(9,537)	(2,324)
Net to affiliated Dealer Manager(1)	$22,021	$2,826	$39,892	$5,898

(1)	The Dealer Manager is responsible for commission payments due to its employees as well as its general overhead and various selling related expenses.

The Company will reimburse the Advisor up to 1.5% of its gross offering proceeds. The following table details the results of such activities related to organizational and offering costs reimbursed to the Advisor (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Organizational and offering expense reimbursements	$1,996	$1,078	$4,795	$3,881

At December 31, 2010, the Company had a payable to the Dealer Manager and the Advisor of $4.0 million, respectively, for commissions and reimbursements of expenses. At September 30, 2011, there were no amounts owed to the Dealer Manager or Advisor for offering costs.

The Company issued all shares authorized under its IPO and closed the offering on July 18, 2011. Common shares of the Company will continue to be issued under the DRIP. As of November 4, 2011, the following table presents cumulative offering costs incurred relative to gross offering proceeds raised during such period (dollars in thousands):

	Maximum Offering Amount		Actual Offering as of November 4, 2011
	(including DRIP)		(including DRIP)
	Amount	Percent	Amount	Percent
Gross Offering Proceeds	$1,737,500	100.00%	$1,748,589	100.00%

Less Public Offering Expenses:
Selling Commissions and Dealer Manger Fee	173,750	10.00%	171,737	9.82%
Organization and Offering Expenses	26,063	1.50%	26,062	1.49%

Amount Available for Investment	$1,537,687	88.50%	$1,550,790	88.69%

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

AMERICAN REALTY CAPITAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(Unaudited)

The Company will pay the Advisor a yearly fee of up to 1% of the contract purchase price of each property based on assets held by the Company on the measurement date, adjusted for appropriate closing dates for individual property acquisitions. On June 7, 2011, the Company and the Advisor agreed to modify the timing of the payment of asset management fees by the Company to the Advisor such that the Company shall pay to the Advisor asset management fees on a current basis, and shall no longer pre-pay those fees, as was allowed under the previous agreement. In addition, such asset management fees shall be payable, at the discretion of the Company’s board subject to the Advisor’s approval, on a prospective basis, in cash, common stock or restricted stock grants, or any combination thereof. See Note 13 – Share-Based Compensation for additional information of limitations on the issuance of restricted shares to the Advisor.

For the management and leasing of its properties, the Company will pay to an affiliate of its Advisor a property management fee of (a) 2% of gross revenues from its single tenant properties and (b) 4% of gross revenues from its multi-tenant properties, plus, in each case, market-based leasing commissions applicable to the geographic location of the property. The Company also will reimburse the affiliate costs of managing the properties. The affiliate may also receive a fee for the initial leasing of newly constructed properties, which would generally equal one month’s rent. In the unlikely event that the affiliate assists a tenant with tenant improvements, a separate fee may be charged to, and payable by the Company. This fee will not exceed 5% of the cost of the tenant improvements. The aggregate of all property management and leasing fees paid to its affiliates plus all payments to third parties for such fees will not exceed the amount that other nonaffiliated management and leasing companies generally charge for similar services in the same geographic location as determined by a survey of brokers and agents in such area. No such fees were incurred or paid for the three and nine months ended September 30, 2011 or 2010.

The Company may reimburse its Advisor’s costs of providing administrative services, subject to the limitation that it will not reimburse its Advisor for any amount by which its operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of (a) 2% of average invested assets, or (b) 25% of net income other than any additions to reserves for depreciation, bad debt or other similar non-cash reserves and excluding any gain from the sale of assets for that period. Additionally, the Company will not reimburse the Advisor for personnel costs in connection with services for which the Advisor receives acquisition fees or real estate commissions. No such fees were incurred or paid for the three and nine months ended September 30, 2011 or 2010.

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

The following tables detail amounts paid and reimbursed to affiliates as well as amounts contractually due to the Advisor which were forgiven in connection with the operations related services described above (amounts in thousands):

	Three Months Ended September 30,
	2011		2010
	Paid	Forgiven	Paid	Forgiven
One-time fees:
Acquisition fees and related cost reimbursements	$3,515	$—	$2,591	$—
Financing coordination fees and related cost reimbursements	1,256	—	1,009	—
Other expense reimbursements	3,906	—	—	—
On-going fees:
Asset management fees(1)	1,022	3,293	500	927
Property management and leasing fees	—	662	—	222
Total operational fees and reimbursements	$9,699	$3,955	$4,100	$1,149

AMERICAN REALTY CAPITAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(Unaudited)

	Nine Months Ended September 30,
	2011		2010
	Paid	Forgiven	Paid	Forgiven
One-time fees:
Acquisition fees and related cost reimbursements	$15,900	$—	$5,567	$—
Financing coordination fees and related cost reimbursements	3,968	—	1,775	—
Other expense reimbursements	6,287	—	82	—
On-going fees:
Asset management fees(1)	2,572	7,643	850	2,595
Property management and leasing fees	—	1,580	—	536
Total operational fees and reimbursements	$28,727	$9,223	$8,274	$3,131

(1)
The Company’s board of directors, subject to the Advisor’s approval, on a prospective basis, may elect to pay an equivalent amount of the cash fees forgiven in unvested performance based restricted shares. The Company will record expense for such shares, if the board of directors approves the issuance.

As of December 31, 2010, $4.4 million of asset management fees were prepaid to the Advisor in accordance with the terms of the Advisory Agreement.  The Advisory Agreement provides for two quarters of fees to be paid in advance by the Company.  On June 7, 2011, the Company and the Advisor modified the provisions of the Advisory Agreement with respect to the timing of asset management fees payments such that the Company will pay the Advisor asset management fees on a current basis.  The prepaid balance will be reduced to the then current amount due at December 31, 2011 as a result of the Advisor either (i) earning the pro-rated portion of such fees during this period or (ii) repaying the Company in the form of cash.
As of September 30, 2011, the Company's prepaid asset management fees were $7.3 million.  In October 2011, the Advisor repaid the Company an additional $3.5 million of the prepaid balance in cash.  The prepaid asset management fees balance as of November 4, 2011, totals $2.2 million, net of the current amount due to the Advisor.
During the third quarter of 2011, the Advisor earned $4.3 million of asset management fees.  In October 2011, the Advisor repaid the Company $3.3 million in connection with the Advisor's determination of the portion of such fees the Advisor would forgive during the period.  The accompanying balance sheet as of September 30, 2011 includes a $6.8 million receivable from the Advisor relating to the cash payments paid to the Company in October 2011.
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

The Company will pay a subordinated participation in the net proceeds of the sale of real estate assets of 15% of remaining net proceeds after return of capital contributions plus payment to investors of a 6% cumulative, non-compounded return on the capital contributed by investors. The Company cannot assure that it will provide this 6% return but the Advisor will not be entitled to the subordinated participation in net sale proceeds unless its investors have received a 6% cumulative non-compounded return on their capital contributions. No such fees were incurred or paid for the three and nine months ended September 30, 2011 or 2010.

The Company will pay a subordinated incentive listing fee of 15% of the amount by which the adjusted market value of real estate assets plus distributions exceeds the aggregate capital contributed by investors plus an amount equal to a 6% cumulative, non-compounded annual return to investors. The Company cannot assure that it will provide this 6% return but the Advisor will not be entitled to the subordinated incentive listing fee unless its investors have received a 6% cumulative non-compounded return on their capital contributions. No such fees were incurred or paid for the three and nine months ended September 30, 2011 or 2010.

AMERICAN REALTY CAPITAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(Unaudited)

The following table details amounts paid to affiliates in connection with the sale of property (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Real estate commissions	$—	$—	$19	$—

Financing

The OP entered into an agreement with the principals of the Advisor whereby the OP can obtain up to $10.0 million of bridge equity from the principals from time to time as needed to provide short-term bridge equity for property acquisitions or for general working capital purposes. Such bridge equity advances need to be satisfied within a one year period and will accrue a yield of 8%. There were no amounts outstanding under this facility as of September 30, 2011 and December 31, 2010. There was no interest expense for this facility during the three and nine months ended September 30, 2011 or 2010.

Common Stock Investment

In September 2011, the Company purchased 0.3 million shares of common stock in an initial public offering of an affiliated public company, valued at $3.5 million. This investment was made in connection with a larger investment of marketable securities in companies with a similar investing strategies as the Company (i.e., principally highly occupied, net leased, freestanding investment properties). The Company invested $17.6 million in aggregate in this investment strategy. The Company intends to maintain a liquidity position of approximately $50.0 million once fully deployed in real estate investments. The $17.6 million invested in marketable securities is a portion of the Company's long-term liquidity position.
Investment in Unconsolidated Joint Venture

In December 2010, the Company entered into a joint venture agreement with an affiliate and an unrelated third party investor to invest in a portfolio of five retail condominium units. The Company’s initial investment in this joint venture was $12.0 million and a 1.0% fee was paid to the Company by the affiliate. The recorded book basis of the investment will be adjusted by distributions of the profit and loss of the investment properties in accordance with the joint venture agreement. For the three and nine months ended September 30, 2011, the Company’s share of the net profit on the property was $22,000 and $71,000, respectively. In addition, the Company received cash distributions of $0.2 million and $0.6 million for the three and nine months ended September 30, 2011, respectively. No fees were paid to the Advisor in connection with this agreement.

Note 12 — Economic Dependency

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

Note 13 — Share-Based Compensation

Stock Option Plan

The Company has a stock option plan (the “Plan”), which authorizes the grant of nonqualified stock options to the Company’s independent directors, subject to the absolute discretion of the board of directors and the applicable limitations of the Plan. The exercise price for all stock options granted under the Plan was fixed at $10.00 per share until the termination of the Company’s IPO, and thereafter the exercise price for stock options granted to its independent directors will be equal to the fair market value of a share on the last business day preceding the annual meeting of stockholders. As of September 30, 2011 and December 31,

AMERICAN REALTY CAPITAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(Unaudited)

2010, the Company had granted options to purchase 27,000 shares at $10.00 per share, each with a two year vesting period and an expiration of 10 years. A total of 1.0 million shares have been authorized and reserved for issuance under the Plan.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. During the three and nine months ended September 30, 2011, no options were forfeited or were exercised, and 0 and 9,000 shares became vested, respectively. During the three and nine months ended September 30, 2010, no options were forfeited or exercised, and 0 and 9,000 shares became vested, respectively. As of September 30, 2011 and December 31, 2010, unvested options to purchase 9,000 shares at $10.00 per share remained outstanding with a weighted average contractual remaining life of 7.5 and 8.3 years, respectively. The total compensation charge relating to these option grants is immaterial.

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

Restricted share awards entitle the recipient to common shares from the Company under terms that provide for vesting over a specified period of time or upon attainment of pre-established performance objectives. Shares issued under the RSP vest immediately upon a change of control of the Company or sale of the Company’s assets. Such awards would typically be forfeited with respect to the unvested shares upon the termination of the recipient’s employment or other relationship with the Company. Restricted shares may not, in general, be sold or otherwise transferred until restrictions are removed and the shares have vested. Holders of restricted shares may receive cash distributions prior to the time that the restrictions on the restricted shares have lapsed. Any distributions payable in common shares shall be subject to the same restrictions as the underlying restricted shares. As of September 30, 2011 and December 31, 2010, 18,000 and 9,000 shares, respectively, had been issued to independent directors under this plan at a fair value of $10.00 per share. The fair value of the shares will be expensed ratably over the five-year vesting period.

In June 2010, the Company’s independent directors approved and authorized the issuance of up to 1.5 million common restricted shares to the Advisor equaling 1% of authorized shares under the primary offering, subject to certain terms and conditions. As of September 30, 2011 and December 31, 2010, the Advisor had granted 1.5 million and 1.4 million restricted shares, respectively, to key executives and management. Of the total shares granted, 50% vest over a five year period and the remaining 50% vest only to the extent the Company’s net asset value plus distributions paid to stockholders equals 106% of the original selling price of the Company’s common stock.

Compensation expense for restricted shares of $0.4 million and $1.1 million was recorded for the three and nine months ended September 30, 2011, respectively. For the three and nine months ended September 30, 2010, $0.1 million of expense was recorded for these restricted shares.

AMERICAN REALTY CAPITAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(Unaudited)

Note 14 — Net Loss Per Share

The following is a summary of the basic and diluted net loss per share computation for the three and nine months ended September 30, 2011 and 2010 (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net loss attributable to stockholders	$(5,661)	$(74)	$(19,700)	$(1,453)
Less: distributions paid on unvested restricted stock	(247)	(48)	(736)	(48)
	$(5,908)	$(122)	$(20,436)	$(1,501)
Weighted average common shares outstanding	173,086,969	36,122,160	119,235,958	26,182,878
Net loss per share, basic and diluted	$(0.03)	$(0.00)	$(0.17)	$(0.06)

As of September 30, 2011, 27,000 stock options and 1.5 million unvested restricted shares were outstanding and as of September 30, 2010, 27,000 stock options and 0.7 million unvested restricted shares were outstanding. These items were not included in the calculation of diluted earnings per share since the effect of their inclusion would have been anti-dilutive.

Note 15 — Non-controlling Interests

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

The following table summarizes the activity related to investment arrangements with unaffiliated third parties (dollars in thousands):

					As of September 30, 2011		Distributions
Property/ Portfolio Name	No. of Buildings	Investment Date	Net Investment Amount	Third Party Ownership Percentage	Total Assets Subject to Investment Agreement	Total Liabilities Subject to Investment Agreement	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
Walgreens	1	Jul. 2009	$1,068	44%	$3,509	$1,550	$(20)	$(20)	$(60)	$(60)
FedEx/PNC Bank	2	Jul. 2009 to Jan. 2010	2,002	49%	11,437	8,926	(42)	(42)	(126)	(126)
PNC Bank	1	Sep. 2009	444	35%	3,351	2,318	(9)	(9)	(27)	(26)
CVS	3	Jan. 2010 to Mar. 2010	2,577	49%	10,754	6,689	(49)	(48)	(147)	(128)
Rickett Benckiser	1	Feb. 2010	2,400	15%	28,740	14,754	(53)	(52)	(158)	(135)
FedEx III	1	Apr. 2010	3,000	15%	31,625	15,000	(65)	(64)	(194)	(114)
BSFS	6	Jun. 2010 to Sep. 2010	6,468	49%	12,116	—	(128)	(72)	(383)	(72)
Brown Shoe/Payless	2	Oct. 2010	6,000	9%	65,963	28,200	(136)	—	(407)	—
Jared Jewelry	1	May 2010	500	25%	1,597	—	(9)	—	(26)	—
Total	18		$24,459		$169,092	$77,437	$(511)	$(307)	$(1,528)	$(661)

Note 16 — Subsequent Events

The Company has evaluated subsequent events through the filing of this Form 10-Q, and determined that there have been no events that have occurred that would require adjustments to our disclosures in the consolidated financial statements except for the following:

Completion of Property Acquisitions

The following table presents certain information about the properties that the Company acquired from October 1, 2011 to November 4, 2011 (dollar amounts in thousands):

	No. of Buildings	Square Feet	Base Purchase Price (1)
Total portfolio – September 30, 2011	405	13,225,063	$1,827,813
Acquisitions	42	583,928	122,533
Total portfolio – November 4, 2011	447	13,808,991	$1,950,346

(1)	Contract purchase price, excluding acquisition and transaction related costs.

The acquisitions made subsequent to September 30, 2011 were made in the normal course of business and none were individually significant to the total portfolio.

As of November 4, 2011, the Company has approximately $104.2 million of cash and cash equivalents on-hand.

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

On August 5, 2010, we filed a registration statement on Form S-11 to register 32.5 million shares of common stock in connection with a follow-on offering. The IPO was originally set to expire on January 25, 2011, three years after its effective date. However, as permitted by Rule 415 of the Securities Act, we were permitted to continue our IPO until July 25, 2011. On July 7, 2011, we had sold all of the 150.0 million shares that were registered under the IPO and, as permitted, began to sell the remaining 25.0 million shares that were initially registered for the DRIP. On July 11, 2011, we withdrew the registration statement for the additional 32.5 million shares in connection with the follow-on offering. In addition, on July 15, 2011, we filed a registration statement on Form S-3 to register an additional 24.0 million shares to be used for the DRIP.

As of September 30, 2011, we had approximately 176.5 million shares of common stock outstanding including shares issued under the DRIP and the restricted share plan. Total gross proceeds from these issuances were $1.7 billion. As of September 30, 2011, the aggregate value of all share issuances and subscriptions outstanding was $1.8 billion based on a per share value of $10.00 (or $9.50 for shares issued under the DRIP). We are dependent upon the net proceeds from the offering to conduct our operations.

We have used and intend to use the proceeds of our IPO to acquire and manage a diverse portfolio of real estate properties consisting primarily of freestanding, single-tenant properties net leased to investment grade and other creditworthy tenants throughout the United States and Puerto Rico. We typically fund our acquisitions with a combination of equity and debt and in certain cases we may use only equity capital or we may fund a portion of the purchase price of an acquisition through investments from third parties. We expect to arrange long-term financing on both a secured and unsecured fixed rate basis. We intend to continue to grow our existing relationships and develop new relationships throughout the various markets we serve, which we expect will lead to further acquisition opportunities. We intend to have an overall leverage ratio as it relates to long-term secured mortgage financings of approximately 45% to 50%. As of September 30, 2011, our leverage ratio was 35.2%, or 19.4% including cash and cash equivalents of $291.5 million.

As of September 30, 2011, we owned 405 properties with 13.2 million square feet, 100% leased with a weighted average remaining lease term of 13.8 years. In constructing our portfolio, we are committed to diversification (industry, tenant and geography). As of September 30, 2011, rental revenues derived from investment grade tenants as rated by a major rating agency approximated 73.8% of total rental revenues. Our strategy encompasses receiving the majority of our revenue from investment grade tenants as we further acquire properties and enter into (or assume) long-term lease arrangements. As of September 30, 2011, we had $291.5 million of uninvested cash and cash equivalents which we intend to use primarily for acquisitions of property.

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

Real estate-related investments are higher-yield and higher-risk investments that our Advisor will actively manage, if we elect to acquire such investments. The real estate-related investments in which we may invest include: (i) mortgage loans; (ii)

equity securities such as common stocks, preferred stocks and convertible preferred securities of real estate companies; (iii) debt securities, such as mortgage-backed securities, commercial mortgages, mortgage loan participations and debt securities issued by other real estate companies; and (iv) certain types of illiquid securities, such as mezzanine loans and bridge loans. While we may invest in any of these real estate-related investments, our Advisor, with the support of our board of directors, has elected to suspend all activities relating to acquiring real estate-related investments, except for selected investments in common stock of publicly traded companies, for an indefinite period based on the current adverse climate affecting the capital markets. Since our inception, we have not acquired any real estate-related investments.

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

The value of in-place leases is amortized to expense over the initial term of the respective leases, which range primarily from 5 to 30 years. The value of customer relationship intangibles, as applicable, is amortized to expense over the initial term and any renewal periods in the respective leases, but in no event does the amortization period for intangible assets exceed the remaining depreciable life of the building. If a tenant terminates its lease, the unamortized portion of the in-place lease value and customer relationship intangibles is charged to expense.

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

Results of Operations

As of September 30, 2011, we owned 405 properties which were 100% leased, compared to 226 properties at September 30, 2010. Accordingly, our results of operations for the three and nine months ended September 30, 2011, as compared to the three and nine months ended September 30, 2010, reflect significant increases in most categories.

Comparison of Three Months Ended September 30, 2011 to Three Months Ended September 30, 2010

Rental Income

Rental income increased $23.0 million to $34.9 million for the three months ended September 30, 2011, compared to $11.9 million for the three months ended September 30, 2010. The increase in rental income was driven by our acquisition of $1.2 billion of net leased property subsequent to September 30, 2010, with total square footage of 9.8 million square feet. These properties, acquired at an average 8.0% capitalization rate, defined as annualized rental income on a straight-line basis divided by base purchase price, are leased from 5 to 30 years primarily to investment grade tenants. All properties were 100% leased in both periods. Annualized average rental income per square foot was $11.24 at September 30, 2011 compared to $16.14 at September 30, 2010.

Operating Expense Reimbursements

Operating expense reimbursements were $1.3 million for the three months ended September 30, 2011. Operating expense reimbursements represent reimbursements for taxes, property maintenance and other charges contractually due from tenants per their respective lease agreements. There were no property operating expense reimbursements for the three months ended September 30, 2010.

Fees to Affiliate

Asset Management Fee:

Our Advisor is entitled to fees for the management of our properties. The Advisor was paid $1.0 million and $0.5 million for the three months ended September 30, 2011 and 2010, respectively, and had elected to waive $3.3 million and $0.9 million of asset management fees for the three months ended September 30, 2011 and 2010, respectively. On June 7, 2011, the agreement with the Advisor was amended such that now our board of directors, subject to the Advisor’s approval, on a prospective basis, may elect to pay an amount equivalent to the waived fees in performance based restricted shares. We will record expense for such shares if the board of directors approves the issuance of the shares.

Property Management Fee:

Our affiliated Property Manager has elected to waive the property management fees for the three months ended September 30, 2011 and 2010 in order to improve our working capital. Such fees represent amounts that had they not been waived, would have been paid to our Property Manager to manage and lease our properties. For the three months ended September 30, 2011 and 2010, we would have incurred property management fees of $0.7 million and $0.2 million, respectively, had the fees not been waived.

Acquisition and Transaction Related Costs

Acquisition and transaction related costs increased $4.8 million to $5.6 million for the three months ended September 30, 2011, compared to $0.8 million for the three months ended September 30, 2010. The increase in acquisition and transaction related costs was driven by our increase in acquisition related activity during 2011 as compared to 2010.

Property Expenses

Property expenses were $1.5 million for the three months ended September 30, 2011 and are mainly real estate taxes, ground lease rent, insurance and repairs and maintenance expenses. There were no property expenses for the three months ended September 30, 2010.

General and Administrative Expenses

General and administrative expenses increased $0.4 million to $0.7 million for the three months ended September 30, 2011, compared to $0.3 million for the three months ended September 30, 2010. The increase in general and administrative expenses primarily related to higher board of directors compensation and restricted stock amortization expense of $0.3 million and professional fees of $0.1 million to support our larger real estate portfolio.

Depreciation and Amortization Expense

Depreciation and amortization expense increased $14.1 million to $19.8 million for the three months ended September 30, 2011, compared to $5.7 million for the three months ended September 30, 2010. The increase in depreciation and amortization expense was the result of our acquisition of real estate subsequent to September 30, 2010. These properties were placed into service when acquired and are being depreciated for the period held.

Interest Expense

Interest expense increased $5.5 million to $10.2 million for the three months ended September 30, 2011, compared to $4.7 million for the three months ended September 30, 2010. The increase in interest expense was mainly the result of a higher debt balance due to the financing of a portion of our property acquisitions. The average first mortgage debt balance for the three months ended September 30, 2011 and 2010 was $643.2 million and $266.8 million, respectively. The increase in the average mortgage debt balance was partially offset by a decrease in the average interest rate on debt to 5.35% at September 30, 2011 from 5.92% at

September 30, 2010. We view these secured financing sources as an efficient and accretive means to acquire properties.

Our interest expense in future periods will vary based on our level of future borrowings, which will depend on the level of proceeds raised in the offering, the cost of borrowings and the opportunity to acquire real estate assets which meet our investment objectives.

Other Income

Other income increased $0.3 million to $0.4 million for the three months ended September 30, 2011, compared to $0.1 for the three months ended September 30, 2010. The increase in other income was mainly the result of an increase in interest income resulting from a higher average cash balance during the three months ended September 30, 2011.

Income from Unconsolidated Joint Venture

Income from unconsolidated joint venture was $22,000 for the three months ended September 30, 2011. This income represents our share of the profit and loss in a joint venture real estate investment with an affiliated entity. There were no investments in such joint ventures at September 30, 2010.

Loss on Derivative Instruments

Loss on the fair value of derivative instruments was $3.1 million for the three months ended September 30, 2011 compared to a loss of $0.2 million for the three months ended September 30, 2010. These unrealized losses are related to marking our derivative instruments to fair value.

Gain on Disposition of Property

There were no dispositions of property during the three months ended September 30, 2011. A gain on the disposition of property of $0.1 million for the three months ended September 30, 2010, was realized from the sale of a PNC property in September 2010.

Comparison of Nine Months Ended September 30, 2011 to Nine Months Ended September 30, 2010

Rental Income

Rental income increased $55.0 million to $83.7 million for the nine months ended September 30, 2011, compared to $28.7 million for the nine months ended September 30, 2010. The increase in rental income was driven by our acquisition of $1.2 billion of net leased property subsequent to September 30, 2010 with total square footage of 9.8 million square feet. These properties, acquired at an average 8.0% capitalization rate, defined as annualized rental income on a straight-line basis divided by base purchase price, are leased from 5 to 30 years primarily to investment grade tenants. All properties were 100% leased in both periods. Annualized average rental income per square foot was $11.24 at September 30, 2011 compared to $16.14 at September 30, 2010.

Operating Expense Reimbursements

Operating expense reimbursements were $2.3 million for the nine months ended September 30, 2011. Operating expense reimbursements represent reimbursements for taxes, property maintenance and other charges contractually due from tenants per their respective lease agreements. There were no operating expense reimbursements for the nine months ended September 30, 2010.

Fees to Affiliate

Asset Management Fee:

Our Advisor is entitled to fees for the management of our properties. The Advisor was paid $2.6 million and $0.9 million for the nine months ended September 30, 2011 and 2010, respectively, and has elected to waive $7.6 million and $2.6 million of asset management fees for the nine months ended September 30, 2011 and 2010, respectively. On June 7, 2011, the agreement with the Advisor was amended such that our board of directors, subject to the Advisor’s approval, on a prospective basis, may elect to pay an amount equivalent to the waived fees in performance based restricted shares. We will record expense for such shares if the board of directors approves the issuance of the shares.

Property Management Fee:

Our affiliated Property Manager has elected to waive the property management fees for the nine months ended September 30, 2011 and 2010 in order to improve our working capital. Such fees represent amounts that had they not been waived, would have been paid to our Property Manager to manage and lease our properties. For the nine months ended September 30, 2011 and 2010, we would have incurred property management fees of $1.6 million and $0.5 million, respectively, had the fees not been waived.

Acquisition and Transaction Related Costs

Acquisition and transaction related costs increased $21.6 million to $23.4 million for the nine months ended September 30, 2011, compared to $1.8 million for the nine months ended September 30, 2010. The increase in acquisition and transaction related costs was driven by our increase in acquisition related activity during 2011 as compared to 2010.

Property Expenses

Property expenses were $2.7 million for the nine months ended September 30, 2011 and are mainly real estate taxes, ground lease rent, insurance and repairs and maintenance expenses. There were no property expenses for the nine months ended September 30, 2010.

General and Administrative Expenses

General and administrative expenses increased $1.4 million to $2.2 million for the nine months ended September 30, 2011, compared to $0.8 million for the nine months ended September 30, 2010. The majority of the general and administrative expenses for the nine months ended September 30, 2011 was primarily due to higher board of directors compensation and restricted stock amortization expense of $1.2 million and professional fees of $0.2 million to support our larger real estate portfolio.

Depreciation and Amortization Expense

Depreciation and amortization expense increased $30.8 million to $45.0 million for the nine months ended September 30, 2011, compared to $14.2 million for the nine months ended September 30, 2010. The increase in depreciation and amortization expense was the result of our acquisition of real estate subsequent to September 30, 2010. These properties were placed into service when acquired and are being depreciated for the period held.

Other Income

Other income was $0.5 million for the nine months ended September 30, 2011, and September 30, 2010. Other income for the nine months ended September 30, 2011 was primarily interest income on our cash balance. Other income for the nine months ended September 30, 2011 was primarily income from sales to noncontrolling interests.

Interest Expense

Interest expense increased $14.1 million to $26.6 million for the nine months ended September 30, 2011, compared to $12.5 million for the nine months ended September 30, 2010. The increase in interest expense was mainly the result of a higher debt balance due to the financing of a portion of our property acquisitions. The average first mortgage debt balance for the nine months ended September 30, 2011 and 2010 was $547.6 million and $238.8 million, respectively. The increase in the average mortgage debt balance was partially offset by a decrease in the average interest rate on debt to 5.35% at September 30, 2011 from 5.92% at September 30, 2010. We view these secured financing sources as an efficient and accretive means to acquire properties.

Our interest expense in future periods will vary based on our level of future borrowings, which will depend on the level of proceeds raised in the offering, the cost of borrowings and the opportunity to acquire real estate assets which meet our investment objectives.

Income from Unconsolidated Joint Venture

Income from unconsolidated joint venture was $0.1 million for the nine months ended September 30, 2011. This income represents our share of the profit and loss in a joint venture real estate investment with an affiliated entity. There were no investments in such joint ventures at September 30, 2010.

Loss on Derivative Instruments

Loss on the fair value of derivative instruments was $3.0 million for the nine months ended September 30, 2011 compared to a loss of $0.6 million for the nine months ended September 30, 2010. These unrealized losses are related to marking our derivative instruments to fair value.

Gain (Loss) on Disposition of Property

Loss on the disposition of property of $44,000 for the nine months ended September 30, 2011 was realized from the sale of a PNC property in January 2011. A gain on the disposition of property of $0.1 million for the nine months ended September 30, 2010, was realized from the sale of a PNC property in September 2010.

Cash Flows for the Nine Months Ended September 30, 2011

During the nine months ended September 30, 2011, net cash provided by operating activities was $43.5 million. The level of cash flows provided by operating activities is affected by acquisition and transaction costs incurred and the timing of interest payments and amount of borrowings outstanding during the period. It is also affected by the receipt of scheduled rent payments. Net cash provided by operating activities primarily relates to net loss adjusted for non-cash items of $33.5 million as well as an increase in accounts payable and accrued expenses of $21.8 million and an increase in deferred rent of $0.6 million due to the timing of the receipt of rental payments, partially offset by an increase in prepaid expenses and other assets of $12.4 million, principally resulting from an increase in accounts receivable for straight-line rent of $5.8 million and an increase in receivables from affiliates of $6.8 million during the nine months ended September 30, 2011.

Net cash used in investing activities during the nine months ended September 30, 2011, was $936.7 million. Cash used in investing activities was principally related to $920.0 million for acquisitions, $17.6 million for investment securities purchased, and $0.3 million for capital expenditures, partially offset by $0.6 million of distributions received from an unconsolidated joint venture and $0.6 million of proceeds from the disposition of real estate during the nine months ended September 30, 2011.

Net cash provided by financing activities totaled $1.2 billion during the nine months ended September 30, 2011. Cash provided by financing activities in 2011 was used for property acquisitions. Cash provided by financing activities were mainly due to proceeds from the issuance of our common stock of $991.4 million and the net proceeds from mortgage notes payable after the effect of principal repayments of $235.0 million, partially offset by distributions to common stockholders of $31.6 million, payments of financing costs of $18.8 million, the repayment of long-term notes payable of $12.8 million, payments for common stock redemptions of $6.4 million, increases in restricted cash of $2.6 million and distributions to non-controlling interest holders of $1.5 million.

Cash Flows for the Nine Months Ended September 30, 2010

During the nine months ended September 30, 2010, net cash provided by operating activities was $11.2 million. The level of cash flows provided by operating activities is affected by both the timing of interest payments and amount of borrowings outstanding during the period. It is also affected by the receipt of scheduled rent payments. Net cash provided by operating activities primarily related to net loss adjusted for non-cash items of $13.2 million as well as an increase in accounts payable and accrued expenses of $2.0 million and an increase in deferred rent of $0.2 million. These cash inflows were partially offset by an increase in prepaid expenses and other assets of $4.1 million principally resulting from the prepayment of $1.7 million of asset management, and straight line rent adjustments of $1.7 million incurred during the nine months ended September 30, 2010.

Net cash used in investing activities during the nine months ended September 30, 2010, was $337.5 million, principally relating to acquisitions completed during the nine months ended September 30, 2010 and proceeds from the disposition of real estate of $0.8 million.

Net cash provided by financing activities totaled approximately $325.7 million during the nine months ended September 30, 2010. Such amount consisted primarily of approximately $240.3 million from issuance of common stock, net proceeds from mortgage notes payable of $101.9 million and contributions from non-controlling interest holders of $14.0 million, partially offset by the repayment of short-term bridge funds and notes payable of $15.9 million and $0.2 million respectively, distributions to common stockholders of $7.0 million, common stock redemptions paid of $2.4 million, payments of financing costs of $4.2 million and distributions to non-controlling interest holders of $0.7 million.

Liquidity and Capital Resources

Our principal demands for funds will continue to be for property acquisitions, either directly or through investment interests, for the payment of operating expenses, distributions to our investors, repurchases under our Share Repurchase Plan (“SRP”) and for the payment of principal and interest on our outstanding indebtedness. Generally, cash needs for property acquisitions will be met through proceeds from the sale of common stock through our public offering and mortgage financings. We may also from time to time enter into other agreements with third parties whereby third parties will make equity investments in specific properties or groups of properties that we acquire.

We expect to meet our future short-term operating liquidity requirements through a combination of net cash provided by our current property operations and the operations of properties to be acquired in the future. Management expects that our properties will generate sufficient cash flow to cover all operating expenses and the payment of a monthly distribution. The majority of our long-term, triple net leases contain contractual rent escalations during the primary term of the lease. Other potential future sources of capital include proceeds from secured or unsecured financings from banks or other lenders, proceeds from private offerings, proceeds from the sale of properties and undistributed funds from operations.

We expect to continue to utilize the net proceeds from the sale of our common stock and proceeds from secured financings to complete future property acquisitions. As of September 30, 2011, we had issued 176.5 million shares of common stock. Total gross proceeds from these issuances were $1.7 billion. As of September 30, 2011, the aggregate value of all share issuances and subscriptions outstanding was $1.8 billion based on a per share value of $10.00 (or $9.50 for shares issued under the Distribution Reinvestment Plan, or "DRIP"). As of November 4, 2011, we had approximately $104.2 million of cash and cash equivalents on hand. We anticipate being fully deployed in investment properties by the end of November 2011, other than approximately $50.0 million of cash and cash equivalents we will reserve for working capital and general liquidity purposes.  Following the remaining acquisitions and stabilization of the investment portfolio, we expect to significantly increase the amount of cash flow generated from operating activities in future periods.  Such increased cash flow will positively impact the amount of funds available for distributions.

On August 5, 2010, we filed a registration statement on Form S-11 to register 32.5 million shares of common stock in connection with a follow-on offering. The IPO was originally set to expire on January 25, 2011, three years after its effective date. However, as permitted by Rule 415 of the Securities Act, we were permitted to continue the IPO until July 25, 2011. As of July 18, 2011, the IPO closed. All shares registered under the IPO and 22.2 million shares available under the DRIP were allocated to the IPO and sold. On July 11, 2011, we withdrew the registration statement for the additional 32.5 million shares in connection with the follow-on offering. In addition, on July 15, 2011, we filed a registration statement on Form S-3 to register an additional 24.0 million shares to be used for the DRIP.

As of September 30, 2011, there were no additional shares available for issuance under the current registration statement excluding shares available to be issued under the DRIP.

The following table summarizes our stock repurchase program activity cumulatively to date as of September 30, 2011. The value of redemptions did not exceed distribution reinvestment elections by stockholders (dollars in thousands except for cost per share):

	Redemption Requests			Shares Redeemed
	Shares	Value	Average Cost per Share	Shares	Value	Average Cost per Share
Year ended December 31, 2009	3,000	$29	$9.65	3,000	$29	$9.65
Year ended December 31, 2010	299,528	2,933	9.79	299,528	2,933	9.79
Nine months ended September 30, 2011	773,695	7,569	9.78	773,695	7,569	9.78
Cumulative redemptions as of September 30, 2011(1)	1,076,223	$10,531	$9.78	1,076,223	$10,531	$9.78
	Value of shares issued through DRIP				35,760
				Excess	$25,229

(1)	Redemptions include 159,074 shares with a value of $1.5 million which have been approved for redemption as of September 30, 2011, and were paid to stockholders in the fourth quarter of 2011.

At September 30, 2011, we had cash and cash equivalents of $291.5 million. In addition, we had a $10.0 million revolving unsecured line of credit bridge facility with an affiliated entity. There were no amounts outstanding under this facility at September 30, 2011. There are no unused borrowing fees associated with this facility.

In August 2011, we obtained a secured revolving credit facility with RBS Citizens, N.A. and a syndicate of financial institutions ( “RBS Facility”) for an aggregate maximum principal amount of $115.0 million. The facility has an accordion feature that allowed it to be increased up to a maximum of $250.0 million under certain conditions. The proceeds of loans made under the credit agreement may be used to finance the acquisition of net leased, investment or non-investment grade occupied properties. Up to $15.0 million of the facility is available as a letter of credit. The initial term of the credit agreement is 36 months.

Any loan made under the RBS Facility shall bear floating interest at per annum rates equal to the one month London Interbank Offered Rate (“LIBOR”) plus 2.05% to 2.85% depending on our loan to value ratio as specified in the agreement. In the event of a default, RBS has the right to terminate its obligations under the credit agreement, including the funding of future loans, and to accelerate the payment on any unpaid principal amount of all outstanding loans. The line of credit requires a fee of 0.15% on the unused balance if amounts outstanding under the facility are 50% or more of the total facility amount and 0.25% on the unused balance if amounts outstanding under the facility are 50% or less of the total facility amount. The revolving line of credit was unused at September 30, 2011.

In July 2010, we obtained a secured revolving credit facility with Capital One, N.A. (“Capital One”) for an aggregate maximum principal amount of $30.0 million. The proceeds of loans made under the credit agreement could be used to finance the acquisition of net leased, investment or non-investment grade occupied properties. The initial term of the credit agreement was 30 months. The agreement was terminated in August 2011 when we obtained the RBS facility.

Any loan made under the Capital One credit agreement bore floating interest at per annum rates equal to either one month LIBOR plus 3.25% or three month LIBOR plus 3.25%, at our option. The line of credit required a fee of 0.25% on the unused balance.

In August 2010, we obtained a secured revolving credit facility with U.S. Bank, N.A. (“U.S. Bank”) for an aggregate maximum principal amount of $20.0 million, which subsequently increased to $30.0 million. The initial term of the credit agreement was 24 months. The credit agreement was unused and was terminated in August 2011 when we obtained the RBS facility.

There are no amounts outstanding on the Capital one or U.S. Bank lines of credit as of September 30, 2011 or December 31, 2010.

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

The distribution is calculated based on stockholders of record each day during the applicable period at a rate that, if paid each day for a 365-day period, would equal a specified annualized rate based on a share price of $10.00. As of September 30, 2011 our annualized distribution rate was 7.0%.

During the nine months ended September 30, 2011, distributions paid totaled $55.8 million, inclusive of $25.0 million of common shares issued under the DRIP and excluding $0.8 million paid on unvested restricted stock grants for the nine months ended September 30, 2011. Distribution payments are dependent on the availability of funds. Our board of directors may reduce the amount of distributions paid or suspend distribution payments at any time and therefore distribution payments are not assured.

We, our board of directors and Advisor share a similar philosophy with respect to paying our distributions. The distributions should principally be derived from cash flows generated from real estate operations. In order to improve our operating cash flows and our ability to pay distributions from operating cash flows, our related party Advisor agreed to waive certain fees including asset management and property management fees. For the three and nine months ended September 30, 2011, we incurred asset management fees to the Advisor of $1.0 million and $2.6 million, respectively. The Advisor has elected to waive the remainder of its asset management fee and its entire property management fee, and will determine if a portion or all of such fees will be waived in subsequent periods on a quarter-to-quarter basis. Such fees waived during the three and nine months ended September 30, 2011 were $4.0 million and $1.1 million, respectively. The fees that were waived relating to the activity during 2011 are not deferrals and accordingly, will not be paid. Because the Advisor waived certain fees that we owed, cash flow from operations that would have been paid to the Advisor was available to pay distributions to our stockholders. See Note 11 to the consolidated financial statements elsewhere in this report for further information on fees paid to and forgiven by the Advisor.

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

As our real estate portfolio matures, we expect cash flows from operations to continue to cover our distributions. As the cash flows from operations become more significant, our Advisor may discontinue its past practice of forgiving fees and may charge the entire fee in accordance with our agreements with the Advisor. There can be no assurance that the Advisor will continue to waive asset management or property management fees beyond the agreed upon limits in the future.

The following table shows the sources for the payment of distributions to common stockholders for the three and nine months ended September 30, 2011 (dollars in thousands):

	Three Months Ended March 31, 2011	Percentage of Distribution	Three Months Ended June 30, 2011	Percentage of Distribution	Three Months Ended September 30, 2011	Percentage of Distribution	Nine Months Ended September 30, 2011	Percentage of Distribution
Distributions:
Total distributions:	$11,129		$16,703		$28,000		$55,832
Distributions reinvested (1)	(4,904)		(7,370)		(12,730)		(25,004)
Distributions paid in cash	$6,225		$9,333		$15,270		$30,828
Source of distributions:
Cash flows provided by operations (2)	$3,430	55%	$9,333	100%	$15,270	100%	$28,033	91%
Proceeds from debt financings	2,795	45%	—	—	—	—	2,795	9%
Total sources of distributions	$6,225	100%	$9,333	100%	$15,270	100%	$30,828	100%
Cash flows provided by operations (GAAP basis) (3)	$3,430		$10,502		$29,575		$43,507
Net loss (in accordance with GAAP)	$(4,521)		$(9,518)		$(5,661)		$(19,700)

__________________________

(1)	Distributions reinvested pursuant to the DRIP, which do not impact our cash flows.

(2)	Distributions paid from cash provided by operations are derived from cash flows from operations (GAAP basis) for the three and nine months ended September 30, 2011.

(3)	Includes the impact of expensing acquisition and related transaction costs as incurred of $5.6 million and $23.4 million for the three and nine months ended September 30, 2011.

The following table compares cumulative distributions paid to net loss (in accordance with GAAP) for the period from August 17, 2007 (date of inception) through September 30, 2011 (in thousands):

For the Period from August 17, 2007 (date of inception) to September 30, 2011
Distributions paid:
Cash	$44,422
DRIP	35,760
Total distributions paid	$80,182
Reconciliation of net loss:
Total revenues	$151,311
Acquisition and transaction related	(36,354)
Depreciation and amortization	(78,040)
Other operating expense	(11,270)
Other income (expense)	(62,767)
Net income (loss) attributable to non-controlling interests	(961)
Net loss (in accordance with GAAP) (1)	$(38,081)

(1)
Net loss as defined by GAAP includes the non-cash impact of depreciation and amortization expense as well as costs incurred relating to acquisitions and related transactions subsequent to January 1, 2009.

Funds from Operations and Modified Funds from Operations

 Due to certain unique operating characteristics of real estate companies, as discussed below, the National Association of Real Estate Investment Trusts, Inc. ("NAREIT"), an industry trade group, has promulgated a measure known as funds from operations ("FFO"), which we believe to be an appropriate supplemental measure to reflect the operating performance of a REIT. The use of

FFO is recommended by the REIT industry as a supplemental performance measure. FFO is not equivalent to our net income or loss as determined under accounting principals generally accepted in the United States of America ("GAAP").

We define FFO, a non-GAAP measure, consistent with the standards established by the White Paper on FFO approved by the Board of Governors of NAREIT, as revised in February 2004 (the "White Paper"). The White Paper defines FFO as net income or loss computed in accordance with GAAP, excluding gains or losses from sales of property but including asset impairment writedowns, plus depreciation and amortization, after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO. Our FFO calculation complies with NAREIT’s policy described above.

The historical accounting convention used for real estate assets requires straight-line depreciation of buildings and improvements, which implies that the value of real estate assets diminishes predictably over time, especially if such assets are not adequately maintained or repaired and renovated as required by relevant circumstances and/or is requested or required by lessees for operational purposes in order to maintain the value disclosed. We believe that, since real estate values historically rise and fall with market conditions, including inflation, interest rates, the business cycle, unemployment and consumer spending, presentations of operating results for a REIT using historical accounting for depreciation may be less informative. Historical accounting for real estate involves the use of GAAP. Any other method of accounting for real estate such as the fair value method cannot be construed to be any more accurate or relevant than the comparable methodologies of real estate valuation found in GAAP. Nevertheless, we believe that the use of FFO, which excludes the impact of real estate related depreciation and amortization, provides a more complete understanding of our performance to investors and to management, and when compared year over year, reflects the impact on our operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses, and interest costs, which may not be immediately apparent from net income. However, FFO and modified funds from operations ("MFFO"), as described below, should not be construed to be more relevant or accurate than the current GAAP methodology in calculating net income or in its applicability in evaluating our operating performance. The method utilized to evaluate the value and performance of real estate under GAAP should be construed as a more relevant measure of operational performance and considered more prominently than the non-GAAP FFO and MFFO measures and the adjustments to GAAP in calculating FFO and MFFO.

Changes in the accounting and reporting promulgations under GAAP (for acquisition fees and expenses from a capitalization/depreciation model to an expensed-as-incurred model) that were put into effect in 2009 and other changes to GAAP accounting for real estate subsequent to the establishment of NAREIT’s definition of FFO have prompted an increase in cash-settled expenses, specifically acquisition fees and expenses for all industries as items that are expensed under GAAP, that are typically accounted for as operating expenses. Management believes these fees and expenses do not affect our overall long-term operating performance. Publicly registered, non-listed REITs typically have a significant amount of acquisition activity and are substantially more dynamic during their initial years of investment and operation. While other start up entities may also experience significant acquisition activity during their initial years, we believe that non-listed REITs are unique in that they have a limited life with targeted exit strategies within a relatively limited time frame after the acquisition activity ceases. As disclosed elsewhere in this Form 10-Q, we will use the proceeds raised in the IPO to acquire properties, and intend to begin the process of achieving a liquidity event (i.e., listing of our common stock on a national exchange, a merger or sale of the company or another similar transaction) within three to five years of the completion of the IPO. Thus, we will not continuously purchase assets and will have a limited life. Due to the above factors and other unique features of publicly registered, non-listed REITs, the Investment Program Association (the "IPA"), an industry trade group, has standardized MFFO which the IPA has recommended as a supplemental measure for publicly registered non-listed REITs and which we believe to be another appropriate supplemental measure to reflect the operating performance of a non-listed REIT having the characteristics described above.

MFFO is not equivalent to our net income or loss as determined under GAAP, and MFFO may not be a useful measure of the impact of long-term operating performance on value if we do not continue to operate with a limited life and targeted exit strategy, as currently intended. We believe that, because MFFO excludes costs that we consider more reflective of investing activities and other non-operating items included in FFO and also excludes acquisition fees and expenses that affect our operations only in periods in which properties are acquired, MFFO can provide, on a going forward basis, an indication of the sustainability (that is, the capacity to continue to be maintained) of our operating performance after the period in which we are acquiring our properties and once our portfolio is in place. By providing MFFO, we believe we are presenting useful information that assists investors and analysts to better assess the sustainability of our operating performance after our offering has been completed and our properties have been acquired. We also believe that MFFO is a recognized measure of sustainable operating performance by the non-listed REIT industry. Further, we believe MFFO is useful in comparing the sustainability of our operating performance after our offering and acquisitions are completed with the sustainability of the operating performance of other real estate companies that are not as involved in acquisition activities. Investors are cautioned that MFFO should only be used to assess the sustainability of our operating performance after our offering has been completed and properties have been acquired, as it excludes acquisition costs that have a negative effect on our operating performance during the periods in which properties are acquired.

We define MFFO, a non-GAAP measure, consistent with the IPA’s Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs: Modified Funds from Operations, or the Practice Guideline, issued by the IPA in November 2010. The Practice Guideline defines MFFO as FFO further adjusted for the following items, as applicable, included in the determination of GAAP net income: acquisition fees and expenses; amounts relating to deferred rent receivables and amortization of above and below market leases and liabilities (which are adjusted in order to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments); accretion of discounts and amortization of premiums on debt investments; nonrecurring impairments of real estate-related investments (i.e., infrequent or unusual, not reasonably likely to recur in the ordinary course of business); mark-to-market adjustments included in net income; nonrecurring gains or losses included in net income from the extinguishment or sale of debt, hedges, foreign exchange, derivatives or securities holdings where trading of such holdings is not a fundamental attribute of the business plan, unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting, and after adjustments for consolidated and unconsolidated partnerships and joint ventures, with such adjustments calculated to reflect MFFO on the same basis. The accretion of discounts and amortization of premiums on debt investments, nonrecurring unrealized gains and losses on hedges, foreign exchange, derivatives or securities holdings, unrealized gains and losses resulting from consolidations, as well as other listed cash flow adjustments are adjustments made to net income in calculating the cash flows provided by operating activities and, in some cases, reflect gains or losses which are unrealized and may not ultimately be realized. While we are responsible for managing interest rate, hedge and foreign exchange risk, we do retain an outside consultant to review all our hedging agreements. In as much as interest rate hedges are not a fundamental part of our operations, we believe it is appropriate to exclude such non-recurring gains and losses in calculating MFFO, as such gains and losses are not reflective of on-going operations.

Our MFFO calculation complies with the IPA’s Practice Guideline described above. In calculating MFFO, we exclude acquisition related expenses, amortization of above and below market leases, fair value adjustments of derivative financial instruments, deferred rent receivables and the adjustments of such items related to noncontrolling interests. Under GAAP, acquisition fees and expenses are characterized as operating expenses in determining operating net income. These expenses are paid in cash by us. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of other properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to such property. Further, under GAAP, certain contemplated non-cash fair value and other non-cash adjustments are considered operating non-cash adjustments to net income in determining cash flow from operating activities. In addition, we view fair value adjustments of derivatives, impairment charges and gains and losses from dispositions of assets as non-recurring items or items which are unrealized and may not ultimately be realized, and which are not reflective of on-going operations and are therefore typically adjusted for when assessing operating performance. In particular, we believe it is appropriate to disregard impairment charges, as this is a fair value adjustment that is largely based on market fluctuations and assessments regarding general market conditions which can change over time. An asset will only be evaluated for impairment if certain impairment indications exist and if the carrying, or book value, exceeds the total estimated undiscounted future cash flows (including net rental and lease revenues, net proceeds on the sale of the property, and any other ancillary cash flows at a property or group level under GAAP) from such asset. Investors should note, however, that determinations of whether impairment charges have been incurred are based partly on anticipated operating performance, because estimated undiscounted future cash flows from a property, including estimated future net rental and lease revenues, net proceeds on the sale of the property, and certain other ancillary cash flows, are taken into account in determining whether an impairment charge has been incurred. While impairment charges are excluded from the calculation of MFFO as described above, investors are cautioned that due to the fact that impairments are based on estimated future undiscounted cash flows and the relatively limited term of our operations, it could be difficult to recover any impairment charges.

Our management uses MFFO and the adjustments used to calculate it in order to evaluate our performance against other non-listed REITs which have limited lives with short and defined acquisition periods and targeted exit strategies shortly thereafter. As noted above, MFFO may not be a useful measure of the impact of long-term operating performance on value if we do not continue to operate in this manner. We believe that our use of MFFO and the adjustments used to calculate it allow us to present our performance in a manner that reflects certain characteristics that are unique to non-listed REITs, such as their limited life, limited and defined acquisition period and targeted exit strategy, and hence that the use of such measures is useful to investors. For example, acquisition costs are funded from the proceeds of our offering and other financing sources and not from operations. By excluding expensed acquisition costs, the use of MFFO provides information consistent with management’s analysis of the operating performance of the properties. Additionally, fair value adjustments, which are based on the impact of current market fluctuations and underlying assessments of general market conditions, but can also result from operational factors such as rental and occupancy rates, may not be directly related or attributable to our current operating performance. By excluding such changes that may reflect anticipated and unrealized gains or losses, we believe MFFO provides useful supplemental information.

Presentation of this information is intended to provide useful information to investors as they compare the operating performance of different REITs, although it should be noted that not all REITs calculate FFO and MFFO the same way, so comparisons with other REITs may not be meaningful. Furthermore, FFO and MFFO are not necessarily indicative of cash flow available to fund cash needs and should not be considered as an alternative to net income (loss) or income (loss) from continuing operations as an indication of our performance, as an alternative to cash flows from operations as an indication of our liquidity, or indicative of funds available to fund our cash needs including our ability to make distributions to our stockholders. FFO and MFFO should be reviewed in conjunction with other GAAP measurements as an indication of our performance. MFFO has limitations as a performance measure in an offering such as ours where the price of a share of common stock is a stated value and there is no net asset value determination during the offering stage and for a period thereafter. MFFO is useful in assisting management and investors in assessing the sustainability of operating performance in future operating periods, and in particular, after the offering and acquisition stages are complete and net asset value is disclosed. MFFO is not a useful measure in evaluating net asset value because impairments are taken into account in determining net asset value but not in determining MFFO.

Neither the SEC, NAREIT nor any other regulatory body has passed judgment on the acceptability of the adjustments that we use to calculate FFO or MFFO. In the future, the SEC, NAREIT or another regulatory body may decide to standardize the allowable adjustments across the non-listed REIT industry and we would have to adjust our calculation and characterization of FFO or MFFO.

The below table reflects the items deducted or added to net income (loss) in our calculation of FFO and MFFO for the three and nine months ended September 30, 2011 (in thousands). Items are presented net of non-controlling interest portions where applicable.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net loss (in accordance with GAAP)	$(5,661)	$(74)	$(19,700)	$(1,453)
Gain (loss) on disposition of property	—	(143)	44	(143)
Gain (loss) on sale of non-controlling interest	—	(67)	102	(419)
Depreciation and amortization	19,591	5,418	44,310	13,494
FFO	13,930	5,134	24,756	11,479
Acquisition fees and expenses (1)	5,554	785	23,374	1,766
Amortization of above-market lease assets and liabilities (2)	(76)	(78)	(228)	(235)
Straight-line rent (3)	(1,725)	(727)	(4,349)	(1,685)
Mark-to-market adjustments (4)	3,114	175	2,991	567
MFFO	$20,797	$5,289	$46,544	$11,892

(1) In evaluating investments in real estate, management differentiates the costs to acquire the investment from the operations derived from the investment. Such information would be comparable only for non-listed REITs that have completed their acquisition activity and have other similar operating characteristics. By excluding expensed acquisition costs, management believes MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties. Acquisition fees and expenses include payments to our advisor or third parties. Acquisition fees and expenses under GAAP are considered operating expenses and as expenses included in the determination of net income and income from continuing operations, both of which are performance measures under GAAP. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to the property.

(2) Under GAAP, certain intangibles are accounted for at cost and reviewed at least annually for impairment, and certain intangibles are assumed to diminish predictably in value over time and amortized, similar to depreciation and amortization of other real estate related assets that are excluded from FFO. However, because real estate values and market lease rates historically rise or fall with market conditions, management believes that by excluding charges relating to amortization of these intangibles, MFFO provides useful supplemental information on the performance of the real estate.

(3) Under GAAP, rental receipts are allocated to periods using various methodologies. This may result in income recognition that is significantly different than underlying contract terms. By adjusting for these items (to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments, providing insight on the contractual cash flows of such lease terms and debt investments, and aligns results with management’s analysis of operating performance.

(4) Management believes that adjusting for mark-to-market adjustments is appropriate because they are non-recurring items that may not be reflective of on-going operations and reflects unrealized impacts on value based only on then current market conditions, although they may be based upon current operation issues related to an individual property or industry or general market conditions. The need to reflect mark-to-market adjustments is continuous process and is analyzed on a quarterly and/or annual basis accordance with GAAP.

Loan Obligations

The payment terms of our loan obligations vary. In general, only interest amounts are payable monthly with all unpaid principal and interest due at maturity. Some of our loan agreements stipulate that we comply with specific reporting and financial covenants mainly related to debt coverage ratios and loan to value ratios. Each loan that has these requirements has specific ratio thresholds that must be met. As of September 30, 2011, we were in compliance with the debt covenants under our loan agreements.

Our Advisor may, with approval from our independent board of directors, seek to borrow short-term capital that, combined with secured mortgage financing, exceeds our targeted leverage ratio. Such short-term borrowings may be obtained from third-parties on a case-by-case basis as acquisition opportunities present themselves simultaneous with our capital raising efforts. We view the use of short-term borrowings as an efficient and accretive means of acquiring real estate in advance of raising equity capital. Accordingly, we can take advantage of buying opportunities as we expand our fund raising activities. As additional equity capital is obtained, these short-term borrowings will be repaid. Our leverage ratio approximated 35.2% (secured mortgage notes payable as a percentage of total real estate investments, at cost) as of September 30, 2011, or 19.4% including cash and cash equivalents of $291.5 million.

In addition, as of September 30, 2011, we have an unused short-term equity line available to us from a related party entity that allows us to draw a maximum of $10.0 million, and two additional lines of credit that would allow us to draw an additional $250.0 million if certain requirements are met. As of September 30, 2011 there were no amounts outstanding on these lines of credit.

Contractual Obligations

The following is a summary of our contractual obligations as of September 30, 2011 (in thousands):

	Total	October 1, 2011 to December 31, 2011	2012 – 2013	2014 – 2015	Thereafter
Principal payments due on mortgage notes payable	$649,068	$4,883	$64,295	$155,603	$424,287
Interest payments due on mortgage notes payable	$193,798	$17,403	$68,346	$56,754	$51,295

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

Related-Party Transactions and Agreements

We have entered into agreements with American Realty Capital II, LLC and its wholly-owned affiliates, whereby we pay certain fees or reimbursements to our Advisor or its affiliates for acquisition fees and expenses, organization and offering costs, sales commissions, dealer manager fees, asset and property management fees and reimbursement of operating costs. See Note 11 to our consolidated financial statements included in this report for a discussion of the various related-party transactions, agreements and fees.

Off-Balance Sheet Arrangements

In conjunction with entering into a joint venture agreement in December 2010 with an affiliated entity where we invested $12.0 million for an ownership percentage of five retail condominium units, we agreed to provide a guarantee on a mortgage note payable obtained from a third party in connection with the property acquisition. The guarantee will be in place until the affiliated entity achieves a net worth of $40.0 million. As of September 30, 2011, the balance on the mortgage note payable was $21.3 million. The net worth of the affiliated entity at September 30, 2011 was $39.9 million. The net worth threshold was achieved by the affiliated entity in October 2011.

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

As of September 30, 2011, our debt included fixed-rate debt with a carrying value of $560.9 million, including discounts and premiums, and a fair value of $580.6 million. Changes in market interest rates on our fixed rate debt impact fair value of the debt, but they have no impact on interest incurred or cash flow. For instance, if interest rates rise 100 basis points and our fixed rate debt balance remains constant, we expect the fair value of our debt to decrease, the same way the price of a bond declines as interest rates rise. The sensitivity analysis related to our fixed-rate debt assumes an immediate 100 basis point move in interest rates from their September 30, 2011 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed rate debt by approximately $33.2 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed-rate debt by $34.6 million.

As of September 30, 2011, our debt included variable-rate mortgage notes payable with a carrying value of $88.9 million. Interest rate volatility associated with this variable-rate mortgage debt has been mitigated by the use of hedge instruments entered into simultaneously when the corresponding mortgage note was executed. The sensitivity analysis related to our variable-rate debt assumes an immediate 100 basis point move in interest rates from their September 30, 2011 levels, with all other variables held constant. A 100 basis point increase or decrease in variable interest rates on our variable-rate notes payable would increase or decrease our interest expense by $0.9 million annually.

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

No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended September 30, 2011 that has materially affected, or is reasonable likely to materially affect, our internal controls over financial reporting.

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
Brian S. Block
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: November 14, 2011

EXHIBIT INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
10.35	Credit Agreement dated as of August 17, 2011 between American Realty Capital Operating Partnership, L.P. and RBS Citizens, N.A. (filed as Exhibit 10.1 to the Form 8-K on August 19, 2011).

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