Form 10-K
period 2011-12-31
American Realty Capital Trust, Inc.
filed 2012-02-16
CIK 1410997

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☒	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes ☒ No

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant as of June 30, 2011, the last business day of the registrant's most recently completed second fiscal quarter, was $1.5 billion based on a per share value of $10.00 (or $9.50 for shares issued under the distribution reinvestment plan). While there is no established public market for the registrant's shares of common stock, the registrant has completed its on-going initial public offering of its shares of common stock pursuant to its registration statement on Form S-11 (File No. 333-145949), which shares were being sold at $10.00 per share, with discounts available for certain categories of purchasers.

The number of outstanding shares of the registrant’s common stock on January 31, 2012 was 178,179,289 shares.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement to be delivered to stockholders in connection with the registrant’s 2012 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K. The registrant intends to file its proxy statement within 120 days after its fiscal year end.

AMERICAN REALTY CAPITAL TRUST, INC.
FORM 10-K
Year Ended December 31, 2011

i

Forward-Looking Statements
Certain statements included in this Annual Report on Form 10-K are forward-looking statements. Those statements include statements regarding the intent, belief or current expectations of American Realty Capital Trust, Inc. (the "Company," "we," "our" or "us") and members of our management team, as well as the assumptions on which such statements are based, and generally are identified by the use of words such as “may,” “will,” “seeks,” “anticipates,” “believes,” “estimates,” “expects,” “plans,” “intends,” “should” or similar expressions. Actual results may differ materially from those contemplated by such forward-looking statements. Further, forward-looking statements speak only as of the date they are made, and we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time, unless required by law.
The following are some of the risks and uncertainties, although not all risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:

•
All of our executive officers are also officers, managers and/or holders of a direct or indirect controlling interest in our advisor, American Realty Capital Advisors, LLC (the "Advisor"), our dealer manager, Realty Capital Securities, LLC (the “Dealer Manager”) and other American Realty Capital-affiliated entities. As a result, our executive officers, our Advisor and its affiliates face conflicts of interest, including significant conflicts created by our Advisor’s compensation arrangements with us and other investors advised by American Realty Capital affiliates and conflicts in allocating time among these investors and us. These conflicts could result in unanticipated actions.

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

•	The competition for the type of properties we desire to acquire may cause our distributions and the long-term returns of our investors to be lower than they otherwise would be.

•	We depend on tenants for our revenue, and, accordingly, our revenue is dependent upon the success and economic viability of our tenants.

•	Increases in interest rates could increase the amount of our debt payments and limit our ability to pay distributions to our stockholders.

•
We may not generate cash flows sufficient to pay our distributions to stockholders, and as such we may be forced to borrow at higher rates or depend on our Advisor to waive reimbursement of certain expenses and fees to fund our operations.

•	No public market currently exists, or may ever exist, for shares of our common stock, and our shares are, and may continue to be, illiquid.

•	We may be unable to pay or maintain cash distributions or increase distributions over time.

•	We are obligated to pay substantial fees to our Advisor and its affiliates.

•	We are subject to risks associated with the significant dislocations and liquidity disruptions currently existing or occurring in the United States' credit markets.

•	We may fail to continue to qualify as a real estate investment trust (“REIT”).

•	We may not derive the expected benefits from the Internalization (as defined herein) or may not derive them in the expected amount of time.

•
Changes in economic circumstances, business conditions and our stock price may make the Tender Offer and the Offering (each as defined herein) no longer advisable under the terms described herein, or not at all.

All forward-looking statements should be read in light of the risks identified in Part I, Item IA of this Annual Report on Form 10-K.

ii

PART I

Item 1. Business.

Organization

We are a Maryland corporation, incorporated on August 17, 2007, that elected to be taxed as a REIT for federal income tax purposes, beginning with the taxable year ended December 31, 2008. As a REIT, we generally are not subject to corporate-level income taxes. To maintain our REIT status, we are required, among other requirements, to distribute annually at least 90% of our "REIT taxable income," as defined by the Internal Revenue Code of 1986, as amended (the "Code"), to our stockholders. If we fail to qualify as a REIT in any taxable year, we would be subject to federal income tax on our taxable income at regular corporate tax rates.

On January 25, 2008, we commenced an initial public offering ("IPO") on a "best efforts" basis of up to 150.0 million shares of common stock offered at a price of $10.00 per share, subject to certain volume and other discounts, pursuant to a registration statement on Form S-11 (File No. 333-145949) (the "Registration Statement") filed with the U.S. Securities and Exchange Commission (the "SEC") under the Securities Act of 1933, as amended. The Registration Statement also covered up to 25.0 million shares of common stock available pursuant to a distribution reinvestment plan (the "DRIP") under which our stockholders may elect to have their distributions reinvested in additional shares of our common stock at the greater of $9.50 per share, or 95% of the estimated value of a share of common stock.

On August 5, 2010, we filed a registration statement on Form S-11 to register 32.5 million shares of common stock in connection with a follow-on offering. The IPO was originally set to expire on January 25, 2011, three years after its effective date. However, as permitted by Rule 415 of the Securities Act, we were permitted to continue our IPO until July 25, 2011. On July 18, 2011, our IPO closed. All shares registered under the IPO and 22.2 million shares available under the DRIP were allocated to the IPO and sold. On July 11, 2011, we withdrew the registration for the additional 32.5 million shares in connection with the follow-on offering. In addition, on July 15, 2011, we filed a registration statement on Form S-3 to register an additional 24.0 million shares of common stock to be used for the DRIP.

Our Board of Directors has determined that it is in the best interests of the Company and our stockholders to internalize the management services currently provided by our Advisor and American Realty Capital Properties, LLC, which serves as our property manager (the “Property Manager”) concurrently with the listing (the "Listing"), of our shares of common stock on the NASDAQ Global Select Market, or NASDAQ.  We intend to become a self-administered REIT and will be managed full-time by William M. Kahane, one of the key executives who founded our Company and was intricately involved in the acquisition of our property portfolio, together with certain members of our management team  or our Internalization.  As part of our Internalization, we have applied to list shares of our common stock on NASDAQ under the symbol “ARCT”, which we anticipate will occur on or about March 1, 2012. Further, we are offering for sale up to 6.6 million shares of our common stock in an underwritten public offering pursuant to a registration statement on Form S-11 filed on February 15, 2012 with the SEC (the “Offering”). This registration is not yet effective, Upon consummation of the Listing, we expect to complete our Internalization and terminate our existing Advisory Agreement with our Advisor, subject to a 60-day transition period (subject to our right to extend this agreement for up to three months) and we will purchase our Property Manager from AR Capital II, LLC (formerly American Realty Capital II, LLC) for $10.00. On or promptly upon completion of the Listing, we also intend to offer to purchase an amount in value of our shares of common stock between $200 million and $250 million pursuant to a tender offer. In accordance with the expected terms of our tender offer with the final purchase price being determined through a modified Dutch auction process, (the "Tender Offer"), we will select the lowest price, not greater than $11.00 nor less than $10.50 per share, that will allow us to purchase $250.0 million in value of our shares of common stock, or a lower amount depending upon the number of shares of our common stock properly tendered and not withdrawn based on the selection from three different tender price ranges within that range.

This Form 10-K shall not constitute an offer to sell or the solicitation of an offer to buy the securities planned to be offered pursuant to the Registration Statement on Form S-11, nor shall there be any offer or sale of these securities in any jurisdiction in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such jurisdiction. A registration statement relating to these securities has been filed with the SEC but has not yet become effective. These securities may not be sold nor may offers to buy be accepted prior to the time the registration statement becomes effective. The offering will be made only by means of a prospectus which is a part of such registration statement. You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549, or you may obtain information by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet address at http://www.sec.gov that contains reports, proxy statements and information statements, and other information, which you may obtain free of charge. In addition, copies of our filings with the SEC may be obtained from the website maintained for us and our affiliates at www.americanrealtycap.com.

This Form 10-K is for informational purposes only and is not an offer to buy or the solicitation of an offer to sell any shares. The full details of the modified “Dutch auction” tender offer, including complete instructions on how to tender shares, will be included in the offer to purchase, the letter of transmittal and related materials, which will become available to stockholders promptly following commencement of the offer. Stockholders should read carefully the offer to purchase, the letter of transmittal and other related materials when they are available because they will contain important information. Stockholders may obtain free copies, when available, of the offer to purchase and other related materials that will be filed by the Company with the Securities and Exchange Commission at the Commission's website at www.sec.gov. When available, stockholders also may obtain a copy of these documents, free of charge, from the Company.

As of December 31, 2011, we issued 178.0 million shares of common stock. Total gross proceeds from these issuances were $1.8 billion, including shares issued pursuant to the DRIP. As of December 31, 2011, the aggregate value of all share issuances and subscriptions outstanding was $1.8 billion based on a per share value of $10.00 (or $9.50 for shares issued under the DRIP). As of December 31, 2011, 3.0 million shares of common stock had been redeemed under our stock repurchase program at a value of $13.5 million. Of that amount, 0.3 million shares with a redemption value of $2.8 million were accrued for redemption at December 31, 2011, and subsequently paid to stockholders in January 2012. We are dependent upon the net proceeds from the offering to conduct our proposed operations.

We have used the proceeds from our IPO to acquire and manage a diverse portfolio of real estate properties consisting primarily of freestanding, single-tenant properties net leased to investment grade and other creditworthy tenants throughout the United States and Puerto Rico. We intend to use the net proceeds from the contemplated public offering to repay indebtedness under our revolving credit facility with RBS Citizens, N.A. We typically fund our acquisitions with a combination of equity and debt and in certain cases we may use only equity capital or we may fund a portion of the purchase price of an acquisition through investments from third parties. We expect to arrange long-term financing on both a secured and unsecured fixed rate basis. We intend to continue to grow our existing relationships and develop new relationships throughout various markets we serve, which we expect will lead to further acquisition opportunities. As of December 31, 2011, our leverage ratio was 31.7%, or 30.1% including cash and cash equivalents of $33.3 million. Our Company began the process to garner a corporate credit rating and received its first rating from a major rating agency in late-2010.  By early-2011, the Company secured a second corporate credit rating from another major rating agency.  The Company intends to focus on improving its balance sheet and performance metrics in keeping with the rating agencies methodologies.  We intend to maintain leverage, coverage and other levels consistent with our existing ratings and to seek to have our ratings increased when appropriate.

As of December 31, 2011, we owned 482 properties with 15.5 million square feet, 100% leased with a weighted average remaining lease term of 13.5 years. In constructing our portfolio, we are committed to diversification (industry, tenant and geography). As of December 31, 2011, rental revenues derived from investment grade tenants, as rated by a major rating agency, represented 71.6% of annualized rental income on a straight-line basis. Our strategy encompasses receiving the majority of our revenue from investment grade tenants.

Substantially all of our business is conducted through American Realty Capital Operating Partnership, L.P. (the "OP”), a Delaware limited partnership. We are the sole general partner of and following the internalization, we will own a 99.99% partnership interest in the OP. The Advisor is the sole limited partner and will be the owner of 0.01% (non-controlling interest) of the partnership interests of the OP. The limited partner interests have the right to convert OP units into cash or, at our option, a corresponding number of common shares, as allowed by the limited partnership agreement.

Real estate-related investments are higher-yield and higher-risk investments than real properties, if we elect to acquire such investments. The real estate-related investments in which we may invest include: (i) mortgage loans; (ii) equity securities such as common stocks, preferred stocks and convertible preferred securities of real estate companies; (iii) debt securities, such as mortgage-backed securities, commercial mortgages, mortgage loan participations and debt securities issued by other real estate companies; and (iv) certain types of illiquid securities, such as mezzanine loans and bridge loans. While we may invest in any of these real estate-related investments, we have elected to suspend all activities relating to acquiring real estate-related investments for an indefinite period based on the current adverse climate affecting the capital markets. Since our inception, we have not acquired any real estate-related investments, other than investments in common stock of other REITs.

Investment Objectives

We invest in commercial real estate properties. Our primary investment objectives are:

•to provide current income for investors through the payment of cash distributions; and
•to preserve and return investors’ capital contributions.

We also seek capital gain from our investments. Investors may be able to obtain a return on all or a portion of their capital contribution in connection with the sale of an investor’s shares if we list our shares on a national securities exchange. We cannot assure investors that we will attain any of these objectives. See "Risk Factors.”

Our core investment strategy for achieving these objectives is to primarily acquire, own and manage a portfolio of free-standing commercial properties that are leased to a diversified group of credit worthy companies on a single tenant, net lease basis. Net leases generally require the tenant to pay substantially all of the costs associated with operating and maintaining the property such as maintenance, insurance, taxes, structural repairs and all other operating and capital expenses (referred to as "triple-net leases”).

Our Board of Directors may revise our investment policies, which we describe in more detail below, without the concurrence of our stockholders. Our independent directors will review our investment policies, which we discuss in detail below, at least annually to determine that our policies are in the best interest of our stockholders.

Acquisition and Investment Policies

We seek to build a diversified portfolio comprised primarily of free-standing single-tenant bank branch, convenience store, restaurant, retail, office and industrial properties that are double-net and triple-net leased to investment grade (S&P BBB- or better) and other creditworthy tenants. Triple-net (NNN) leases typically require the tenant to pay substantially all of the costs associated with operating and maintaining the property such as maintenance, insurance, taxes, structural repairs and all other operating and capital expenses. Double-net (NN) leases typically provide that the landlord is responsible for maintaining the roof and structure, or other structural aspects of the property, while the tenant is responsible for all remaining expenses associated with the property. We will seek to build a portfolio where at least 50% of the portfolio will be comprised of properties leased to investment grade tenants. We currently exceed our objective as 71.6% of our annualized rental income on a straight-line basis is from investment grade tenants, as rated by a major rating agency, as of December 31, 2011. While most of our investment will be directly in such properties, we may also invest in entities that own or invest in such properties.

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

The following table lists tenants whose annualized rental income on a straight-line basis or net operating income ("NOI") represented greater than 10% of our consolidated income as of December 31, 2011, 2010, and 2009:

	Year Ended December 31,
	2011	2010	2009
FedEx	17%	17%	14%
CVS	10%	10%	*
Walgreens	*	13%	11%
PNC	*	*	25%
First Niagara	*	*	21%
Rockland Trust	*	*	17%
Rite Aid	*	*	10%
________________________________
* Tenant's annualized rental income on a straight-line basis or NOI was not greater than 10% of total annualized rental income for all portfolio properties as of the period specified.

The termination, delinquency or non-renewal of one of the above tenants would have a material adverse effect on our revenues. No other tenant represents more than 10% of the rental income for the periods presented.

The following table lists the states where we have concentrations of properties whose annualized rental income on a straight-line basis or NOI represented greater than 10% of consolidated annualized rental income as of December 31, 2011, 2010, and 2009:

	Year Ended December 31,
	2011	2010	2009
New York	12%	*	*
California	*	11%	*
Pennsylvania	*	*	21%
Texas	*	*	14%
________________________________
* Annualized rental income on a straight-line basis or NOI from properties located in this state was not greater than 10% of total annualized rental income for all portfolio properties as of the period specified.

No other state had properties that in total represented more than 10% of the annualized rental income for the periods presented.

Borrowing Policies

Our Advisor believes that utilizing borrowing is consistent with our investment objective of maximizing the return to investors. By operating on a leveraged basis, we will have more funds available for investment in properties. This will allow us to make more investments than would otherwise be possible, resulting in a more diversified portfolio. There is no limitation on the amount we may borrow against any single improved property. However, under our charter, we are required to limit our borrowings to 75% of the greater of the aggregate cost (before deducting depreciation or other non-cash reserves) or the aggregate fair market value of our gross assets as of the date of any borrowing (and to 300% of our net assets (as defined in our charter)), unless excess borrowing is approved by a majority of the independent directors and disclosed to our stockholders in the next quarterly report along with the justification for such excess borrowing. As of December 31, 2011, we have maintained a disciplined approach with respect to borrowing, having a leverage ratio of 31.7% (long-term mortgage financing as a percentage of total real estate investments, at cost). In the event that we issue preferred stock that is entitled to a preference over the common stock in respect of distributions or liquidation or is treated as debt under accounting principles generally accepted in the United States of America ("GAAP”), we will include it in the leverage restriction calculations, unless the issuance of the preferred stock is approved or ratified by our stockholders.

Our Advisor will use its best efforts to obtain financing on the most favorable terms available to us. Lenders may have recourse to certain of our assets in order to secure the repayment of the indebtedness.

Our OP may, with the approval of a majority of our independent directors, utilize unsecured revolving equity lines in connection with property acquisitions as opportunities present themselves, which equity shall be repaid as we raise common equity. Currently, we have one such equity line of up to $10.0 million provided by certain managing principals of AR Capital, LLC (formerly American Realty Capital II, LLC), which as of December 31, 2011 had no amounts outstanding.

In addition, short-term equity facilities may be obtained from third parties on a case-by-case basis as acquisition opportunities present themselves simultaneous with our capital raising efforts. We view the use of short-term equity facilities as an efficient and accretive means of acquiring real estate in advance of raising equity capital.

We have a $230.0 million revolving credit facility with RBS Citizens that matures on August 17, 2014. The facility bears interest at the rate of (i) LIBOR with respect to Eurodollar rate loans plus a margin 205 to 285 basis points, depending on our leverage ratio; and (ii) the greater of the federal funds rate plus 1.0% and the interest rate publicly announced by RBS Citizens as its ‘‘prime rate’’ or ‘‘base rate’’ at such time with respect to base rate loans plus a margin of 125 to 175 basis points depending on our leverage ratio. The facility contains various covenants, including financial covenants with respect to consolidated leverage, net worth, fixed charge coverage, variable debt ratio, recourse debt to total asset value and secured debt to total asset value. As of December 31, 2011, we were in compliance with all of these covenants. As of December 31, 2011, there was $10.0 million outstanding on this facility, which has been repaid as of January 31, 2012.

Distribution Policy

To maintain our qualification as a REIT, we are required, among other things, to generally make aggregate annual distributions to our stockholders of at least 90% of our annual REIT taxable income which does not necessarily equal net income as calculated in accordance with GAAP, determined without regard to the deduction for distributions paid and excluding any net capital gain. Our Board of Directors may authorize distributions in excess of those required for us to maintain REIT status depending on our financial condition and such other factors as our Board of Directors deems relevant. We calculate our monthly distributions based upon daily record and distribution declaration dates so investors may be entitled to distributions immediately upon purchasing our shares. The payment date is the 1st day following each month-end to stockholders of record at the close of business each day during the applicable period.

The distribution is calculated based on stockholders of record each day during the applicable period at a rate that, if paid each day for a 365-day period, would equal a specified annualized rate based on a share price of $10.00. The initial annualized rate was 6.5% based on the share price of $10.00. On November 5, 2008, the Board of Directors of approved an increase in its annual cash distribution from $0.65 to $0.67 per share. Based on a $10.00 share price, this 20 basis point increase, effective January 2, 2009, resulted in an annualized distribution rate of 6.7%. On April 1, 2010, our daily distribution rate increased by another 30 basis points, resulting in an annualized distribution rate of 7.0%. During the years ended December 31, 2011 and 2010, distributions totaled $86.6 million and $20.7 million, respectively, inclusive of $39.1 million and $9.3 million of common shares issued under the DRIP, respectively, and exclusive of $1.0 million and $0.3 million paid on unvested restricted stock grants, respectively. Distribution payments are dependent on the availability of funds. Our Board of Directors may reduce the amount of distributions paid or suspend distribution payments at any time and therefore distribution payments are not assured.

We, our Board of Directors and Advisor have shared a similar philosophy with respect to paying our distribution. The distribution should principally be derived from cash flows generated from real estate operations. In order to improve our operating cash flows and our ability to pay distributions from operating cash flows, our related party Advisor agreed to waive certain fees including asset management and property management fees. We owed our Advisor an annualized asset management fee of 1.0% based on the aggregate contract purchase price of all properties. During the years ended December 31, 2011 and 2010, we paid asset management fees to the Advisor of $5.6 million and $1.4 million, respectively. The Advisor has elected to waive the remainder of its asset management fee through December 31, 2011. Such fees waived during the years ended December 31, 2011 and 2010 were $9.7 million and $4.0 million, respectively. The fees that were waived relating to the activity during 2011 and 2010 are not deferrals and accordingly, will not be paid. Because the Advisor waived certain fees that we owed, cash flow from operations that would have been paid to the Advisor was available to pay distributions to our stockholders.

In connection with the Internalization, we will terminate the advisory agreement subject to a 60 day notice period (subject to our right to extend this agreement for three consecutive one month periods), without payment or penalty in connection with such termination (other than the prepayment of $3.6 million in respect of the 60 day notice period (constituting 1.00% per annum (prorated for 60 days) of our average unadjusted book value of our real estate assets)).

In connection with the listing of our common stock on NASDAQ, our Sponsor or its affiliate will be entitled to a subordinated incentive listing fee equal to 15% of the amount, if any, by which (a) the market value of our outstanding common stock plus distributions paid by us prior to listing, exceeds (b) the sum of the total amount of capital raised from stockholders during our prior continuous offering and the amount of cash flow necessary to generate a 6% annual cumulative, non-compounded return to such stockholders. For this purpose, (i) the market value of our common stock will be calculated based on the average market value of the shares issued and outstanding at listing over the 30 trading days beginning 180 days after the shares are first listed or included for quotation and (ii) we have agreed with the Ohio Division of Securities that such fee will be paid by the issuance of a non-interest bearing, non-transferrable promissory note that would be subject to mandatory amortization payments from any sale proceeds (except for the interest imputed for tax purposes) (subject to the right of the holder to convert any unpaid portion of the note into shares of our common stock at the end of three years).

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

Competition

The United States commercial real estate investment market continues to be highly competitive. We actively compete with many other entities engaged in the acquisition and operation of commercial properties. As such, we compete for a limited supply of properties and financing for these properties that meet our investment criteria. Investors include large institutional investors, pension funds, REITs, insurance companies, as well as foreign and private investors. These entities may have greater financial resources than we do. This increased competition in the commercial real estate and finance markets may limit the number of suitable properties available to us and result in higher pricing, lower yields and an increased cost of funds. These factors could also result in delays in the investment of proceeds from our initial public offering.

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

However, upon consummation of the Internalization, we plan to lease office space, have our own communications and information systems and directly employ ten persons who were associated with our Advisor or its affiliates prior to the Internalization.

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

Available Information

We electronically file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports, and proxy statements, with the SEC. We also filed with the SEC our registration statement in connection with our IPO. You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549, or you may obtain information by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet address at http://www.sec.gov that contains reports, proxy statements and information statements, and other information, which you may obtain free of charge. In addition, copies of our filings with the SEC may be obtained from the website maintained for us and our affiliates at www.americanrealtycap.com.

Item 1A. Risk Factors.

Unless otherwise indicated, the information in these risk factors assumes and reflects: (i) the completion of our internalization of our management and the termination of our advisory agreement with our Advisor and the purchase by us for nominal consideration of our property manager, each as described herein, which we refer to as our Internalization, (ii) the purchase by us of 18.6 million shares of our common stock at a price of $10.75 per share (representing an aggregate purchase price of $200.0 million), which is the mid-point of the range of prices set forth in the tender offer with the final purchase price being determined through a modified Dutch auction process, (iii) the amendment and restatement of the agreement of limited partnership of our operating partnership, (iv) the amendment and restatement of our bylaws, (v) the common stock to be sold in an offering of 6.6 million shares is sold at $11.50 per share, and (vi) no exercise by the underwriters of their option to purchase up to an additional 1.0 million shares of our common stock solely to cover over-allotments, if any.

Risks Related to our Business and Operations

Our investments are concentrated in the commercial real estate sector, and our business could be adversely affected by an economic downturn in that sector.

Our investments in real estate assets are concentrated in the commercial real estate sector. This concentration may expose us to the risk of economic downturns in this sector to a greater extent than if our business activities included investments in other sectors of the real estate industry.

Our growth will partially depend upon our ability to successfully acquire future properties, and we may be unable to enter into and consummate property acquisitions on advantageous terms or our property acquisitions may not perform as we expect.

We acquire and intend to continue to acquire primarily freestanding, single tenant retail properties net leased primary to investment grade and other credit tenants. The acquisition of properties entails various risks, including the risks that our investments may not perform as we expect, that we may be unable to quickly and efficiently integrate our new acquisitions into our existing operations and that our cost estimates for bringing an acquired property up to market standards may prove inaccurate. Further, we face significant competition for attractive investment opportunities from other well-capitalized real estate investors, including both publicly-traded REITs and private institutional investment funds, including our Sponsor and its affiliates and other REITs and funds sponsored and/or advised by our Sponsor or its affiliates, and these competitors may have greater financial resources than us and a greater ability to borrow funds to acquire properties. This competition increases as investments in real estate become increasingly attractive relative to other forms of investment. As a result of competition, we may be unable to acquire additional properties as we desire or the purchase price may be significantly elevated. In addition, we expect to finance future acquisitions through a combination of borrowings under our revolving credit facility, proceeds from equity and/or debt offerings by us or our operating partnership or its subsidiaries and proceeds from property contributions and divestitures which may not be available and which could adversely affect our cash flows. Any of the above risks could adversely affect our financial condition, results of operations, cash flows and ability to pay distributions on, and the market price of, our common stock.

We may be unable to source off-market deal flow in the future.

A key component of our growth strategy is to continue to acquire additional commercial net leased real estate assets. Many of our acquisitions were acquired before they were widely marketed by real estate brokers, or “off-market.” Properties that are acquired off-market are typically more attractive to us as a purchaser because of the absence of a formal sales process, which could lead to higher prices. If we cannot obtain off-market deal flow in the future, our ability to locate and acquire additional properties at attractive prices could be adversely affected.

Upon consummation of the Internalization, we will depend on key personnel, including William M. Kahane and Brian D. Jones, and the loss of services from key members of the management group or a limitation in their availability could adversely affect us.

Upon consummation of the Internalization, our success will depend to a significant degree upon the continued contributions of certain key personnel including, but not limited to, William M. Kahane and Brian D. Jones, each of whom would be difficult to replace. While we will enter into employment contracts with Messrs. Kahane and Jones upon consummation of the Internalization, they may nevertheless cease to provide services to us at any time. If any of our key personnel were to cease employment with us, our operating results could suffer. Our ability to retain our management group or to attract suitable replacements should any members of the management group leave is dependent on the competitive nature of the employment market. The loss of services from key members of the management group or a limitation in their availability could adversely impact our financial condition and cash flows. Further, such a loss could be negatively perceived in the capital markets. We have not obtained and do not expect to obtain “key person” life insurance on any of our key personnel. We also believe that, as we expand, our future success depends, in large part, upon our ability to hire and retain highly skilled managerial, investment, financing, operational and marketing personnel. Competition for such personnel is intense, and we cannot assure you that we will be successful in attracting and retaining such skilled personnel.

Our acquisition activities are largely dependent on external capital, and our operating results and financial condition could be adversely affected if we do not continue to have access to capital on favorable terms.

As a REIT, we must meet certain annual distribution requirements, which we expect generally to be satisfied by distributing substantially all of our net operating cash flow. Consequently, we are largely dependent on external capital to fund our acquisition activities. We have been accessing public equity capital through our prior continuous public offering, the proceeds of which we have used to acquire properties. Our ability to access capital in this manner, or at all, is dependent upon a number of factors, including general market conditions and competition from other real estate companies. To the extent that capital is not available to acquire our target properties, profits may not be realized or their realization may be delayed, which could result in an earnings stream that is less predictable than some of our competitors and result in us not meeting our projected earnings and distributable cash flow levels in a particular reporting period. Failure to meet our projected earnings and distributable cash flow levels in a particular reporting period could have an adverse effect on our financial condition and on the market price of our common stock.

We rely on two major tenants, FedEx and Walgreens, for approximately 27% of our average annualized rent and therefore, are subject to tenant credit concentrations that make us more susceptible to adverse events with respect to those tenants.

Approximately 27% of our average annualized rent is expected to be derived from two major tenants:

•	approximately 17% of our average annualized rent is expected to be derived from FedEx; and

•	approximately 10% of our average annualized rent is expected to be derived from Walgreens.

Therefore, the financial failure of a major tenant is likely to have a material adverse effect on our results of operations and our financial condition. In addition, the value of our investment is historically driven by the credit quality of the underlying tenant, and an adverse change in a major tenant's financial condition or a decline in the credit rating of such tenant may result in a decline in the value of our investments and have a material adverse effect on our results from operations.

Actions of our joint venture partners could negatively impact our performance.

As of December 31, 2011, we owned approximately 1.8 million rentable square feet of our properties through several joint ventures, limited liability companies or partnerships with third parties. Our organizational documents do not limit the amount of available funds that we may invest in partnerships, limited liability companies or joint ventures, and we intend to continue to acquire properties through joint ventures, limited liability companies and partnerships with other persons or entities when warranted by the circumstances. Such partners may share certain approval rights over major decisions. Such investments may involve risks not otherwise present with other methods of investment in real estate, including, but not limited to:

•
that our co-member, co-venturer or partner in an investment might become bankrupt, which would mean that we and any other remaining general partners, members or co-venturers would generally remain liable for the partnership's, limited liability company's or joint venture's liabilities;

•	that such co-member, co-venturer or partner may at any time have economic or business interests or goals which are or which become inconsistent with our business interests or goals;

•
that such co-member, co-venturer or partner take action contrary to our instructions or requests or contrary to our policies or objectives, including our current policy with respect to maintaining our qualification as a REIT;

•	that, if our partners fail to fund their share of any required capital contributions, we may be required to contribute such capital;

•
that joint venture, limited liability company and partnership agreements often restrict the transfer of a co-venturer's, member's or partner's interest or may otherwise restrict our ability to sell the interest when we desire or on advantageous terms;

•
that our relationships with our partners, co-members or co-venturers are contractual in nature and may be terminated or dissolved under the terms of the agreements and, in such event, we may not continue to own or operate the interests or assets underlying such relationship or may need to purchase such interests or assets at an above-market price to continue ownership;

•
that disputes between us and our partners, co-members or co-venturers may result in litigation or arbitration that would increase our expenses and prevent our officers and directors from focusing their time and effort on our business and result in subjecting the properties owned by the applicable partnership, limited liability company or joint venture to additional risk; and

•	that we may in certain circumstances be liable for the actions of our partners, co-members or co-venturers.

We generally seek to maintain sufficient control of the related partnerships, limited liability companies and joint ventures to permit us to achieve our business objectives; however, we may not be able to do so, and the occurrence of one or more of the events described above could adversely affect our financial condition, results of operations, cash flows and ability to pay distributions on, and the market price of, our common stock.

If we invest in a limited partnership as a general partner we could be responsible for all liabilities of such partnership.

In some joint ventures or other investments we may make, if the entity in which we invest is a limited partnership, we may acquire all or a portion of our interest in such partnership as a general partner. As a general partner, we could be liable for all the liabilities of such partnership. Additionally, we may be required to take our interests in other investments as a non-managing general partner. Consequently, we would be potentially liable for all such liabilities without having the same rights of management or control over the operation of the partnership as the managing general partner or partners may have. Therefore, we may be held responsible for all of the liabilities of an entity in which we do not have full management rights or control, and our liability may far exceed the amount or value of the investment we initially made or then had in the partnership.

Our net income per share and FFO per share in the near term may decrease as a result of the Internalization.

While we will no longer bear the external costs of the various fees and expenses previously paid to our Advisor if we become self-advised, net income per share and FFO per share in the near term may decrease as a result of the Internalization, if consummated, due to increased expenses related to being self-advised, including expenses for compensation and benefits of our officers and other employees, which previously were paid by our Advisor, and the continuation of asset based compensation (all of which will be prepaid upon consummation of the Offering) to our Advisor at the same rate it was paid prior to the Internalization through at least 60 days after the Listing, which we anticipate will occur on or about March 1, 2012. If the Internalization is not consummated, the amount of the fees payable to our Advisor and its affiliates will depend on a number of factors, including the amount of additional equity, if any, that we are able to raise, our acquisition activity, disposition activity and total real estate under management. Therefore, the exact amount of future fees that we would pay to our Advisor and its affiliates cannot reasonably be estimated. If the expenses we assume as a result of the Internalization are higher than we anticipate, our net income per share and FFO per share may be lower as a result of the Internalization than it otherwise would have been, potentially causing our net income per share and FFO per share to decrease.

We may become increasingly leveraged to the extent our Sponsor or its affiliate earns a subordinated incentive listing fee in connection with the listing of our common stock on NASDAQ.

In connection with the listing of our common stock on NASDAQ, our Sponsor or its affiliate will be entitled to a subordinated incentive listing fee equal to 15% of the amount, if any, by which (a) the market value of our outstanding common stock plus distributions paid by us prior to listing, exceeds (b) the sum of the total amount of capital raised from stockholders during our prior continuous offering and the amount of cash flow necessary to generate a 6% annual cumulative, non-compounded return to such stockholders. For this purpose, (i) the market value of our common stock will be calculated based on the average market value of the shares issued and outstanding at listing over the 30 trading days beginning 180 days after the shares are first listed or included for quotation and (ii) we have agreed with the Ohio Division of Securities that such fee will be paid by the issuance of a non-interest bearing, non-transferrable promissory note that would be subject to mandatory amortization payments from any sale proceeds (except for the interest imputed for tax purposes) (subject to the right of the holder to convert any unpaid portion of the note into shares of our common stock at the end of three years). In the event that the fee is earned, which will likely occur only to the extent the market value of our common stock for this purpose exceeds $9.81 per share, we will incur additional leverage in an amount equal to the amount of the fee. By way of example, if the market value of our common stock for this purpose is $11.50 per share, such fee would equal $45.1 million and such fee would increase by approximately $6.7 million in respect of each $0.25 increase in the value of each share of our common stock above such $11.50 threshold. If such subordinated incentive listing fee is earned, any cash generated from property sales will be required to amortize such note until it is paid in full, therefore potentially reducing dividends to our stockholders. In addition, this note, if issued, will impact our leverage ratio and our revolving credit facility which would negatively impact our borrowing capacity under such facility. Further, if our Sponsor or its affiliate elects to convert at maturity any unpaid portion of the note into shares of our common stock, the number of our shares that will be issued upon such conversion will be valued for this purpose at the average market value of our shares over the 30 trading days beginning 180 days after our shares are first listed. If such conversion occurs, our net income per share and FFO per share may decrease as a result of such conversion.

In connection with the Internalization, if consummated, we may be exposed to risks to which we have not historically been exposed.

The Internalization, if consummated, will expose us to risks to which we have not historically been exposed. Excluding the effect of the eliminated asset management and other fees previously paid to our Advisor and its affiliates, our direct overhead, on a consolidated basis, will increase as a result of becoming self-advised. If we fail to raise and/or invest additional capital, or if the performance of our properties declines, we may not be able to cover this new overhead. Prior to the Internalization, the responsibility for such overhead was borne by our Advisor.

Prior to the Internalization, we did not have separate facilities, communications and information systems nor directly employ any employees. Upon consummation of the Internalization, we plan to lease office space, have our own communications and information systems and directly employ ten persons who were associated with our Advisor or its affiliates. Our business is highly dependent on communications and information systems. Any failure or interruption of our systems could cause delays or other problems in our securities trading activities, which could have a material adverse effect on our operating results and negatively affect the market price of our common stock and our ability to pay dividends to our stockholders. Additionally, as a direct employer, we will be subject to those potential liabilities that are commonly faced by employers, such as workers disability and compensation claims, potential labor disputes and other employee-related liabilities and grievances, and we will bear the costs of the establishment and maintenance of such plans.

Upon consummation of the Internalization, we will have support from our Advisor under our advisory agreement for a limited period of time.

Our advisory agreement with our Advisor, which requires our Advisor to provide certain services to us, including asset management, advisory services, accounting, property management, investor relations, legal, operations and other essential services, is being terminated and will expire 60 days following the Listing, which we anticipate will occur on or about March 1, 2012 (subject to our right to extend this agreement for three consecutive one-month periods). To the extent our employees and our infrastructure are inadequate to effectively provide any such services to us after the expiration of the advisory agreement, our operations and the market price of our common stock would be adversely affected.

We may be unable to pay or maintain distributions or increase distributions over time.

As a growing company, to date we have funded our monthly distributions to investors with available cash flows and, to a lesser extent, with proceeds from the issuance of common stock. There are many factors that can affect the availability and timing of cash distributions to stockholders. Distributions will be based principally on cash available from our operations, but we may be required to borrow funds, utilize proceeds from the Offering or sell assets to fund these distributions. The amount of cash available for distributions is affected by many factors, such as our ability to buy properties, rental income from these properties and our operating expense levels, compliance with applicable debt covenants, as well as many other variables. In addition, our Board of Directors, in its discretion, may retain any portion of such cash for working capital. Actual cash available for distributions may vary substantially from estimates. Additionally, our ability to make distributions may be limited by our revolving credit facility, pursuant to which our distributions may not exceed the greater of (i) 95% of our FFO and (ii) the amount of distributions required to be paid by us to qualify as a REIT. We cannot assure you that we will be able to pay or maintain our historic level of distributions or that distributions will increase over time. We cannot give any assurance that rents from the properties we acquire will increase or that future acquisitions of real properties or other investments will increase our cash available for distributions to stockholders. Our actual results may differ significantly from the assumptions used by our Board of Directors in establishing the distribution rate to stockholders. We may not have sufficient cash from operations to make a distribution required to qualify for or maintain our REIT status or to avoid corporate taxes by distributing 100% of our REIT taxable income (which does not equal net income, as calculated in accordance with GAAP) determined without regard to the deduction for dividends paid and excluding net capital gain. We may pay distributions from unlimited amounts of any source, including borrowing funds, using proceeds from the Offering, issuing additional securities or selling assets. We have not established any limit on the amount of proceeds from the Offering that may be used to fund distributions, except in accordance with our organizational documents and Maryland law. Distributions from the proceeds of the Offering or from borrowings also could reduce the amount of capital we ultimately invest in properties and other permitted investments. This, in turn, could adversely impact our operations and the market price of our common stock.

We have owned our properties for a limited time.

As of December 31, 2011, we owned or controlled 482 operating properties in our portfolio comprising 15.5 million rentable square feet. All the properties have been under our management for less than four years, and we have owned 224 of the properties for less than one year. The properties may have characteristics or deficiencies unknown to us that could affect their valuation or revenue potential. We cannot assure you that the operating performance of the properties will not decline under our management.

Our business could be adversely impacted if we have deficiencies in our disclosure controls and procedures or internal control over financial reporting.

The design and effectiveness of our disclosure controls and procedures and internal control over financial reporting may not prevent all errors, misstatements or misrepresentations. While management will continue to review the effectiveness of our disclosure controls and procedures and internal control over financial reporting, there can be no guarantee that our internal control over financial reporting will be effective in accomplishing all control objectives all of the time. Deficiencies, including any material weakness, in our internal control over financial reporting which may occur in the future could result in misstatements of our results of operations, restatements of our financial statements, a decline in our stock price, or otherwise materially adversely affect our business, reputation, results of operations, financial condition or liquidity.

RISKS RELATED TO CONFLICTS OF INTEREST

We may compete with our affiliates for properties.

Although we will become self-advised in connection with the Internalization, if consummated, we will still be subject to certain conflicts of interest. Certain of our affiliates, including our Sponsor and its affiliates and other REITs and funds sponsored and/or advised by our Sponsor or its affiliates, could seek to acquire properties that could satisfy our acquisition criteria. As such, we may encounter situations where we would be bidding against an affiliate or teaming with an affiliate for a joint bid.

Upon consummation of the Internalization, our Chief Executive Officer will have competing demands on his time and attention.

Upon consummation of the Internalization, William M. Kahane, who will become our Chief Executive Officer, owns, directly or indirectly, substantial equity interests in our Sponsor, the parent company of the sponsor and/or external advisor for each other REIT and fund sponsored and/or advised by our Sponsor or its affiliates, and has similar ownership of, and serves as a manager for, other affiliates of our Sponsor.

Upon consummation of the Internalization, our Chief Executive Officer and our Chairman of the Board will have conflicts of interest resulting from their relationships with our Sponsor.

William M. Kahane, who will become our President, Chief Executive Officer and Director, and Nicholas S. Schorsch, who will remain our Chairman of the Board, each own, directly or indirectly, substantial equity interests in our Sponsor and its affiliates, certain of which are companies that sponsor and/or advise other REITs and are entitled to receive fees and distributions in connection with such management, including asset management fees, acquisition fees, financing fees, disposition fees and incentive fees and distributions upon the sale or listing of such REITs. Additionally, Mr. Schorsch is the Chief Executive Officer and Chairman of the Board of eight other REITs, three of which invest in single tenant, freestanding commercial real estate, as we do. In addition, we expect Mr. Schorsch and our Sponsor to form other REITs that will also invest in our target properties. Any of these relationships could result in various conflicts of interest and decisions that are not in the best interests of our stockholders.

We may invest in, or co-invest with, our affiliates.

We may invest in, or co-invest with, joint ventures or other programs sponsored by affiliates of two of our directors, Messrs. Kahane and Schorsch, including those pursuant to our joint ventures with other REITs sponsored by our Sponsor. A majority of our disinterested directors, including a majority of our disinterested Independent Directors, must approve any such transaction and Messrs. Kahane and Schorsch will each abstain from voting as directors on any transactions we enter into with their affiliates. Management's recommendation to our Independent Directors may be affected by its relationship with one or more of the co-venturers and may be more beneficial to the other programs than to us. In addition, we may not seek to enforce the agreements relating to such transactions as vigorously as we otherwise might because of our desire to maintain our relationships with these directors.

Our UPREIT structure may result in potential conflicts of interest.

We may issue additional OP units in the future in connection with the acquisition of additional properties. Persons holding OP units have the right to vote on certain amendments to the limited partnership agreement of our operating partnership, as well as on certain other matters. Persons holding such voting rights may exercise them in a manner that conflicts with the interests of our stockholders. Furthermore, circumstances may arise in the future when the interest of limited partners in our operating partnership may conflict with the interests of our stockholders. For example, the timing and terms of dispositions of properties held by our operating partnership may result in tax consequences to certain limited partners and not to our stockholders. In addition, an affiliate of Messrs. Schorsch and Kahane, that is a limited partner in our operating partnership, has a deficit repayment obligation of up to $10.0 million that is payable upon liquidation of our operating partnership to the extent of a deficit in such limited partner's capital account at such time. The existence of this repayment obligation could create a disincentive for Messrs. Schorsch and Kahane to enter into transactions that would result in a liquidation of our operating partnership.

We may have increased exposure to liabilities from litigation as a result of our operating partnership's participation in Section 1031 Exchange Programs.

An affiliate of our Sponsor has developed Section 1031 Exchange Programs, which seek to facilitate real estate acquisitions for persons, or 1031 Participants, who seek to reinvest proceeds from a real estate sale and qualify that reinvestment for like-kind exchange treatment under Section 1031 of the Code. A Section 1031 Exchange Program may involve a private placement of co-tenancy interests in real estate. As of December 31, 2011, our operating partnership has engaged in six Section 1031 Exchange Programs, two of which are co-tenancy interests in real estate, raising aggregate proceeds of $15.2 million. There are significant tax and securities disclosure risks associated with these private placement offerings of co-tenancy interests to 1031 Participants. For example, in the event that the Internal Revenue Service, or the IRS, conducts an audit of the purchasers of co-tenancy interests and successfully challenges the qualification of the transaction as a like-kind exchange, purchasers of co-tenancy interests may file a lawsuit against the entity offering the co-tenancy interests and its sponsors. Any amounts we are required to expend for any such litigation claims may reduce the amount of funds available for distribution to you. In addition, disclosure of any such litigation may limit our future ability to raise additional capital through the sale of stock or borrowings and the market price of our common stock.

Ownership of co-tenancy interests involves risks not otherwise present with an investment in real estate, including, without limitation, the following:

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

Any of the above might subject a property to liabilities in excess of those contemplated and thus reduce what we could expect to receive from such property. In the event that our interests become adverse to those of the other co-tenants, we may not have the contractual right to purchase the co-tenancy interests from the other co-tenants. Even if we are given the opportunity to purchase such co-tenancy interests in the future, we cannot guarantee that we will have sufficient funds available at the time to purchase co-tenancy interests from the 1031 Participants. We might want to sell our co-tenancy interests in a given property at a time when the other cotenants in such property do not desire to sell their interests. Therefore, we may not be able to sell our interest in a property at the time we would like to sell. In addition, we anticipate that it will be much more difficult to find a willing buyer for our co-tenancy interests in a property than it would be to find a buyer for a property we owned entirely.

GENERAL REAL ESTATE RISKS

Our operating performance and value are subject to risks associated with our real estate assets and with the real estate industry.

Our real estate investments are subject to various risks and fluctuations and cycles in value and demand, many of which are beyond our control. Certain events may decrease cash available for distributions, as well as the value of our properties. These events include, but are not limited to:

•	adverse changes in international, national or local economic and demographic conditions such as the recent global economic downturn;

•
vacancies or our inability to rent space on favorable terms, including possible market pressures to offer tenants rent abatements, tenant improvements, early termination rights or tenant-favorable renewal options;

•	adverse changes in financial conditions of buyers, sellers and tenants of properties;

•	inability to collect rent from tenants;

•	competition from other real estate investors with significant capital, including other real estate operating companies, REITs and institutional investment funds;

•	reductions in the level of demand for commercial space generally, and freestanding net leased properties specifically, and changes in the relative popularity of our properties;

•	increases in the supply of freestanding single tenant properties;

•	fluctuations in interest rates, which could adversely affect our ability, or the ability of buyers and tenants of our properties, to obtain financing on favorable terms or at all;

•
increases in expenses, including, but not limited to, insurance costs, labor costs, energy prices, real estate assessments and other taxes and costs of compliance with laws, regulations and governmental policies, all of which have an adverse impact on the rent a tenant may be willing to pay us in order to lease one or more of our properties; and

•
changes in, and changes in enforcement of, laws, regulations and governmental policies, including, without limitation, health, safety, environmental, zoning and tax laws, governmental fiscal policies and the Americans with Disabilities Act of 1990.

In addition, periods of economic slowdown or recession, such as the recent global economic downturn, rising interest rates or declining demand for real estate, or the public perception that any of these events may occur, could result in a general decline in rents or an increased incidence of defaults under existing leases. If we cannot operate our properties to meet our financial expectations, our business, financial condition, results of operations, cash flow, per share trading price of our common stock and ability to satisfy our debt service obligations and to make distributions to our stockholders could be materially and adversely affected. We cannot assure you that we will achieve our return objectives.

A potential change in U.S. accounting standards regarding operating leases may make the leasing of our properties less attractive to our potential tenants, which could reduce overall demand for our leasing services.

Under current authoritative accounting guidance for leases, a lease is classified by a tenant as a capital lease if the significant risks and rewards of ownership are considered to reside with the tenant. Under capital lease accounting for a tenant, both the leased asset and liability are reflected on their balance sheet. If the lease does not meet any of the criteria for a capital lease, the lease is considered an operating lease by the tenant, and the obligation does not appear on the tenant's balance sheet; rather, the contractual future minimum payment obligations are only disclosed in the footnotes thereto. Thus, entering into an operating lease can appear to enhance a tenant's balance sheet in comparison to direct ownership. The Financial Accounting Standards Board, or the FASB, and the International Accounting Standards Board, or the IASB, conducted a joint project to re-evaluate lease accounting. In August 2010, the FASB and the IASB jointly released exposure drafts of a proposed accounting model that would significantly change lease accounting. The final standards have yet to be released. Changes to the accounting guidance could affect both our accounting for leases as well as that of our current and potential tenants. These changes may affect how our real estate leasing business is conducted. For example, if the accounting standards regarding the financial statement classification of operating leases are revised, then companies may be less willing to enter into leases with us in general or desire to enter into leases with us with shorter terms because the apparent benefits to their balance sheets could be reduced or eliminated. This in turn could cause a delay in making our investments and make it more difficult for us to enter into leases on terms we find favorable.

We may be unable to renew leases, lease vacant space or re-lease space as leases expire on favorable terms or at all, which could have a material adverse effect on our financial condition, results of operations, cash flow, cash available for distribution to our stockholders, per share trading price of our common stock and our ability to satisfy our debt service obligations.

Because we compete with a number of real estate operators in connection with the leasing of our properties, the possibility exists that one or more of our tenants will extend or renew its lease with us when the lease term expires on terms that are less favorable to us than the terms of the then-expiring lease, or that such tenant or tenants will not renew at all. Because we depend, in large part, on rental payments from our tenants, if one or more tenants renews its lease on terms less favorable to us, does not renew its lease or we do not re-lease a significant portion of the space made available, our financial condition, results of operations, cash flow, cash available for distribution to our stockholders, per share trading price of our common stock and ability to satisfy our debt service obligations could be materially adversely affected.

We are dependent on single tenant leases for our revenue and, accordingly, lease terminations or tenant defaults could have a material adverse effect on our results of operations.

We focus, and expect to continue to focus, our investment activities on ownership of freestanding, single tenant commercial properties that are net leased to a single tenant. Therefore, the financial failure of, or other default in payment by, a single tenant under its lease is likely to cause a significant reduction in our operating cash flows from that property and a significant reduction in the value of the property, and could cause a significant reduction in our revenues. If a lease is terminated or defaulted on, we may experience difficulty or significant delay in re-leasing such property, or we may be unable to find a new tenant to re-lease the vacated space, which could result in us incurring a loss. The current weak economic conditions and the remnants of the credit crisis may put financial pressure on and increase the likelihood of the financial failure of, or other default in payment by, one or more of the tenants to whom we have exposure.

Our net leases may require us to pay property related expenses that are not the obligations of our tenants.

Under the terms of all of our net leases, in addition to satisfying their rent obligations, our tenants are responsible for the payment of real estate taxes, insurance and ordinary maintenance and repairs. However, under the provisions of future leases with our tenants, we may be required to pay some expenses, such as the costs of environmental liabilities, roof and structural repairs, insurance, certain non-structural repairs and maintenance. If our properties incur significant expenses that must be paid by us under the terms of our leases, our business, financial condition and results of operations will be adversely affected and the amount of cash available to meet expenses and to make distributions to holders of our common stock may be reduced.

A property that incurs a vacancy could be difficult to sell or re-lease.

A property may incur a vacancy either by the continued default of a tenant under its lease or the expiration of one of our leases. In addition, certain of the properties we acquire may have some level of vacancy at the time of closing. Certain of our properties may be specifically suited to the particular needs of a tenant. We may have difficulty obtaining a new tenant for any vacant space we have in our properties. If the vacancy continues for a long period of time, we may suffer reduced revenues resulting in less cash available to be distributed to stockholders. In addition, the resale value of a property could be diminished because the market value of a particular property will depend principally upon the value of the leases of such property.

We may not have funding for future tenant improvements.

When a tenant at one of our properties does not renew its lease or otherwise vacates its space in one of our buildings, it is likely that, in order to attract one or more new tenants, we will be required to expend funds to construct new tenant improvements in the vacated space. We cannot assure you that we will have adequate sources of funding available to us for such purposes in the future.

The fact that real estate investments are not as liquid as other types of assets may reduce economic returns to investors.

Real estate investments are not as liquid as other types of investments, and this lack of liquidity may limit our ability to react promptly to changes in economic or other conditions. In addition, significant expenditures associated with real estate investments, such as mortgage payments, real estate taxes and maintenance costs, are generally not reduced when circumstances cause a reduction in income from the investments. In addition, we intend to comply with the safe harbor rules relating to the number of properties that can be disposed of in a year, the tax bases and the costs of improvements made to these properties, and meet other tests which enable a REIT to avoid punitive taxation on the sale of assets. Thus, our ability at any time to sell assets may be restricted. This lack of liquidity may limit our ability to vary our portfolio promptly in response to changes in economic or other conditions and, as a result, could adversely affect our financial condition, results of operations, cash flows and our ability to pay distributions on, and the market price of, our common stock.

Our investments in properties backed by below investment grade credits will have a greater risk of default.

As of December 31, 2011, 19.4% of our tenants (based on annualized rent from our properties) do not have an investment grade credit rating. We also may invest in other properties in the future where the underlying tenant's credit rating is below investment grade. These investments will have a greater risk of default and bankruptcy than investments in properties leased exclusively to investment grade tenants.

Our investments in properties where the underlying tenant does not have a publicly available credit rating will expose us to certain risks.

As of December 31, 2011, 9.0% of our tenants (based on annualized rent from our properties) do not have a publicly available credit rating. Additionally, if in the future we invest in additional properties where the underlying tenant does not have a publicly available credit rating, we will rely on our own estimates of the tenant's credit rating and usually subsequently obtain a private rating from a reputable credit rating agency to allow us to finance the property as we had planned. If our lender or a credit rating agency disagrees with our ratings estimates, or our ratings estimates are inaccurate, we may not be able to obtain our desired level of leverage and/or our financing costs may exceed those that we projected. This outcome could have an adverse impact on our returns on that asset and hence our operating results.

We would face potential adverse effects from tenant defaults, bankruptcies or insolvencies.

The bankruptcy of our tenants may adversely affect the income generated by our properties. If our tenant files for bankruptcy, we generally cannot evict the tenant solely because of such bankruptcy. In addition, a bankruptcy court could authorize a bankrupt tenant to reject and terminate its lease with us. In such a case, our claim against the tenant for unpaid and future rent would be subject to a statutory cap that might be substantially less than the remaining rent actually owed under the lease, and it is unlikely that a bankrupt tenant would pay in full amounts it owes us under the lease. Any shortfall resulting from the bankruptcy of one or more of our tenants could adversely affect our cash flow and results of operations.

Our properties may be subject to impairment charges.

We periodically evaluate our real estate investments for impairment indicators. The judgment regarding the existence of impairment indicators is based on factors such as market conditions, tenant performance and legal structure. For example, the early termination of, or default under, a lease by a tenant may lead to an impairment charge. Since our investment focus is on properties net leased to a single tenant, the financial failure of, or other default in payment by, a single tenant under its lease may result in a significant impairment loss. If we determine that an impairment has occurred, we would be required to make an adjustment to the net carrying value of the property, which could have a material adverse effect on our results of operations and FFO in the period in which the impairment charge is recorded.

We have greater exposure to operating costs when we invest in properties leased to the United States Government.

We invest in properties leased to the United States Government. Any leases with the United States Government generally will be typical GSA type leases. These leases do not provide that the United States Government is wholly responsible for operating costs of the property, but include an operating cost component within the rent we receive that increases annually by an agreed upon percentage based upon the CPI. Thus, we will have greater exposure to operating costs on our properties leased to the United States Government, if any, because if the operating costs of the property increase faster than the CPI, we will bear those excess costs.

Adverse global market and economic conditions may adversely affect us and could cause us to recognize impairment charges or otherwise harm our performance.

Recent market and economic conditions have been challenging, with tighter credit conditions in 2008 through 2012. Continued concerns about the availability and cost of credit, the U.S. mortgage market, inflation, unemployment levels, geopolitical issues and declining equity and real estate markets have contributed to increased market volatility and diminished expectations for the U.S. economy. The commercial real estate sector in particular has been adversely affected by these market and economic conditions. These conditions may result in our tenants requesting rent reductions, declining to extend or renew leases upon expiration or renewing at lower rates. These conditions may force tenants, in some cases, to declare bankruptcy or vacate leased premises. We may be unable to re-lease vacated space at attractive rents or at all. We are unable to predict whether, or to what extent or for how long, these adverse market and economic conditions will persist. The continuation or intensification of these conditions may impede our ability to generate sufficient operating cash flow to pay expenses, maintain properties, make distributions and repay debt.

Difficult conditions in the commercial real estate markets may cause us to experience market losses related to our properties, and these conditions may not improve in the near future.

Our results of operations are materially affected by conditions in the real estate markets, the financial markets and the economy generally and may cause commercial real estate values, including the values of our properties, and market rental rates, including rental rates that we are able to charge upon a vacancy of a property, to decline significantly. Current economic and credit market conditions have contributed to increased volatility and diminished expectations for real estate markets, as well as adversely impacted inflation, energy costs, geopolitical issues and the availability and cost of credit, and will continue to do so going forward. The further deterioration of the real estate market may cause us to record losses on our assets, reduce the proceeds we receive upon sale or refinance of our assets or adversely impact our ability to lease our properties upon any lease expiration or following a tenant default. Declines in the market values of our properties may adversely affect our results of operations and credit availability, which may reduce earnings and, in turn, cash available for distributions to our stockholders. Current economic and credit market conditions may also cause one or more of the tenants to whom we have exposure to fail or default in their payment obligations, which could cause us to record material losses or a material reduction in our cash flows.

Terrorism and other factors affecting demand for our properties could harm our operating results.

The strength and profitability of our business depends on demand for and the value of our properties. Future terrorist attacks in the United States, such as the attacks that occurred in New York and Washington, D.C. on September 11, 2001, and other acts of terrorism or war could have a negative impact on our operations. Such terrorist attacks could have an adverse impact on our business even if they are not directed at our properties. In addition, the terrorist attacks of September 11, 2001 have substantially affected the availability and price of insurance coverage for certain types of damages or occurrences, and our insurance policies for terrorism include large deductibles and co-payments. The lack of sufficient insurance for these types of acts could expose us to significant losses and could have a negative impact on our operations.

Uninsured losses or losses in excess of our insurance coverage could adversely affect our financial condition and cash flows, and there can be no assurance as to future costs and the scope of coverage that may be available under insurance policies.

We carry comprehensive liability, fire, extended coverage, business interruption and rental loss insurance covering all of the properties in our portfolio under a blanket insurance policy with policy specifications, limits and deductibles customarily carried for similar properties. In addition, we carry professional liability and directors' and officers' insurance. We have selected policy specifications and insured limits that we believe are appropriate and adequate given the relative risk of loss, the cost of the coverage and industry practice. We do not carry insurance for certain losses, including, but not limited to, losses caused by riots or war. Certain types of losses may be either uninsurable or not economically insurable, such as losses due to earthquakes, riots or acts of war. Should an uninsured loss occur, we could lose both our investment in and anticipated profits and cash flow from a property. If any such loss is insured, we may be required to pay a significant deductible on any claim for recovery of such a loss prior to our insurer being obligated to reimburse us for the loss, or the amount of the loss may exceed our coverage for the loss. In addition, future lenders may require such insurance, and our failure to obtain such insurance could constitute a default under our loan agreements. In addition, we may reduce or discontinue terrorism, earthquake, flood or other insurance on some or all of our properties in the future if the cost of premiums for any of these policies exceeds, in our judgment, the value of the coverage discounted for the risk of loss. Our title insurance policies may not insure for the current aggregate market value of our portfolio, and we do not intend to increase our title insurance coverage as the market value of our portfolio increases. As a result, our business, financial condition, results of operations, cash flow, per share trading price of our common stock and ability to satisfy our debt service obligations and to make distributions to our stockholders may be materially and adversely affected.

If we or one or more of our tenants experiences a loss that is uninsured or which exceeds policy limits, we could lose the capital invested in the damaged properties as well as the anticipated future cash flows from those properties. In addition, if the damaged properties are subject to recourse indebtedness, we would continue to be liable for the indebtedness, even if these properties were irreparably damaged.

If any of our insurance carriers become insolvent, we could be adversely affected.

We carry several different lines of insurance, placed with several large insurance carriers. If any one of these large insurance carriers were to become insolvent, we would be forced to replace the existing insurance coverage with another suitable carrier, and any outstanding claims would be at risk for collection. In such an event, we cannot be certain that we would be able to replace the coverage at similar or otherwise favorable terms. Replacing insurance coverage at unfavorable rates and the potential of uncollectible claims due to carrier insolvency could adversely affect our results of operations and cash flows.

Contingent or unknown liabilities could adversely affect our financial condition.

We have acquired, and may in the future acquire, properties, or may have previously owned properties, subject to liabilities and without any recourse, or with only limited recourse, with respect to unknown liabilities. As a result, if a liability were asserted against us based upon ownership of any of these entities or properties, then we might have to pay substantial sums to settle it, which could adversely affect our cash flows. Unknown liabilities with respect to entities or properties acquired might include:

•liabilities for clean-up or remediation of adverse environmental conditions;
•accrued but unpaid liabilities incurred in the ordinary course of business;
•tax liabilities; and
•claims for indemnification by the general partners, officers and directors and others indemnified by the former owners of the properties.

Because we own real property, we are subject to extensive environmental regulation, which creates uncertainty regarding future environmental expenditures and liabilities.

Environmental laws regulate, and impose liability for, releases of hazardous or toxic substances into the environment. Under various provisions of these laws, an owner or operator of real estate, such as us, is or may be liable for costs related to soil or groundwater contamination on, in, or migrating to or from its property. In addition, persons who arrange for the disposal or treatment of hazardous or toxic substances may be liable for the costs of cleaning up contamination at the disposal site. Such laws often impose liability regardless of whether the person knew of, or was responsible for, the presence of the hazardous or toxic substances that caused the contamination. The presence of, or contamination resulting from, any of these substances, or the failure to properly remediate them, may adversely affect our ability to sell or lease our property or to borrow using such property as collateral. In addition, persons exposed to hazardous or toxic substances may sue us for personal injury damages. For example, certain laws impose liability for release of or exposure to asbestos-containing materials and contamination from past operations or from off-site sources. As a result, in connection with our current or former ownership, operation, management and development of real properties, we may be potentially liable for investigation and cleanup costs, penalties, and damages under environmental laws.

Although all of our properties were, at the time we acquired them, subjected to preliminary environmental assessments, known as Phase I assessments, by independent environmental consultants that identify certain liabilities, Phase I assessments are limited in scope, and may not include or identify all potential environmental liabilities or risks associated with the property. Further, any environmental liabilities that arose since the date the studies were done would not be identified in the assessments. Unless required by applicable laws or regulations, we may not further investigate, remedy or ameliorate the liabilities disclosed in the Phase I assessments.

We cannot assure you that these or other environmental studies identified all potential environmental liabilities, or that we will not incur material environmental liabilities in the future. If we do incur material environmental liabilities in the future, we may face significant remediation costs, and we may find it difficult to sell any affected properties.

Costs of complying with governmental laws and regulations may adversely affect our income and the cash available for any distributions.

All real property and the operations conducted on real property are subject to federal, state and local laws and regulations relating to environmental protection and human health and safety. Tenants' ability to operate and to generate income to pay their lease obligations may be affected by permitting and compliance obligations arising under such laws and regulations. Some of these laws and regulations may impose joint and several liability on tenants, owners or operators for the costs to investigate or remediate contaminated properties, regardless of fault or whether the acts causing the contamination were legal. Leasing properties to tenants that engage in commercial activities will cause us to be subject to the risk of liabilities under environmental laws and regulations. In addition, the presence of hazardous or toxic substances, or the failure to properly remediate these substances, may adversely affect our ability to sell, rent or pledge such property as collateral for future borrowings.

Some of these laws and regulations have been amended so as to require compliance with new or more stringent standards as of future dates. Compliance with new or more stringent laws or regulations or stricter interpretation of existing laws may require us to incur material expenditures. Future laws, ordinances or regulations may impose material environmental liability. Additionally, our tenants' operations, the existing condition of land when we buy it, operations in the vicinity of our properties, such as the presence of underground storage tanks, or activities of unrelated third parties may affect our properties. In addition, there are various local, state and federal fire, health, life-safety and similar regulations with which we may be required to comply and which may subject us to liability in the form of fines or damages for noncompliance. Any material expenditures, fines or damages we must pay will reduce our ability to make distributions and may reduce the value of your investment.

In addition, changes in these laws and governmental regulations, or their interpretation by agencies or the courts, could occur.

Compliance or failure to comply with the Americans with Disabilities Act and other similar regulations could result in substantial costs.

Under the Americans with Disabilities Act, places of public accommodation must meet certain federal requirements related to access and use by disabled persons. Noncompliance could result in the imposition of fines by the federal government or the award of damages to private litigants. If we are required to make unanticipated expenditures to comply with the Americans with Disabilities Act, including removing access barriers, then our cash flows and the amounts available for distributions to our stockholders may be adversely affected. Additionally, the requirements may change or new requirements may be imposed that could require significant unanticipated expenditures by us that will affect our cash flows and results of operations.

We own several of our properties subject to ground leases that expose us to the loss of such properties upon breach or termination of the ground leases and may limit our ability to sell these properties.

We own several of our properties through leasehold interests in the land underlying the buildings and we may acquire additional buildings in the future that are subject to similar ground leases. As lessee under a ground lease, we are exposed to the possibility of losing the property upon termination, or an earlier breach by us, of the ground lease, which may have a material adverse effect on our business, financial condition and results of operations, our ability to make distributions to our stockholders and the trading price of our common stock.

Our ground leases contain certain provisions that may limit our ability to sell certain of our properties. In order to assign or transfer our rights and obligations under certain of our ground leases, we generally must obtain the consent of the landlord which, in turn, could adversely impact the price realized from any such sale.

We may be unable to sell a property if or when we decide to do so, including as a result of uncertain market conditions, which could adversely affect the return on your investment.

We expect to hold the various real properties in which we invest until such time as we decide that a sale or other disposition is appropriate given our investment objectives. Our ability to dispose of properties on advantageous terms depends on factors beyond our control, including competition from other sellers and the availability of attractive financing for potential buyers of our properties. We cannot predict the various market conditions affecting real estate investments which will exist at any particular time in the future. Due to the uncertainty of market conditions which may affect the future disposition of our properties, we cannot assure you that we will be able to sell our properties at a profit in the future. Accordingly, the extent to which you will receive cash distributions and realize potential appreciation on our real estate investments will be dependent upon fluctuating market conditions.

Furthermore, we may be required to expend funds to correct defects or to make improvements before a property can be sold. We cannot assure you that we will have funds available to correct such defects or to make such improvements.
In acquiring a property, we may agree to restrictions that prohibit the sale of that property for a period of time or impose other restrictions, such as a limitation on the amount of debt that can be placed or repaid on that property. These provisions would restrict our ability to sell a property.

If we sell properties and provide financing to purchasers, defaults by the purchasers would adversely affect our cash flows.

If we decide to sell any of our properties, we presently intend to use our best efforts to sell them for cash. However, in some instances we may sell our properties by providing financing to purchasers. If we provide financing to purchasers, we will bear the risk that the purchaser may default, which could negatively impact our cash distributions to stockholders and result in litigation and related expenses. Even in the absence of a purchaser default, the distribution of the proceeds of sales to our stockholders, or their reinvestment in other assets, will be delayed until the promissory notes or other property we may accept upon a sale are actually paid, sold, refinanced or otherwise disposed of.

We may acquire properties with “lock-out” provisions which may affect our ability to dispose of the properties or acquire properties that require us to maintain a certain minimum level of mortgage indebtedness, encumbering our properties, which may affect our ability to pay off such indebtedness and thereby limit the flexibility of our debt options.

We may acquire properties through contracts that could restrict our ability to dispose of the property for a period of time. These “lock-out” provisions could affect our ability to turn our investments into cash and could affect cash available for distributions to you. Lock-out provisions could also impair our ability to take actions during the lock-out period that would otherwise be in the best interest of our stockholders and, therefore, may have an adverse impact on the value of our common stock relative to the value that would result if the lock-out provisions did not exist. In addition, we may acquire properties through contracts that require us to maintain a certain level of mortgage indebtedness encumbering our properties for a period of time. These debt maintenance provisions would adversely affect our financing flexibility by restricting our ability to refinance such mortgage indebtedness on favorable terms or by prohibiting our inclusion of these properties in the borrowing base of our revolving credit facility.

RISKS RELATED TO OUR DEBT FINANCINGS

We will have substantial amounts of indebtedness outstanding following the Offering, which may affect our ability to make distributions, may expose us to interest rate fluctuation risk and may expose us to the risk of default under our debt obligations.

As of December 31, 2011, our aggregate outstanding indebtedness was approximately $684.0 million. We may incur significant additional debt for various purposes including, without limitation, the funding of future acquisitions, the payment of dividends, capital improvements and leasing commissions in connection with the repositioning of a property.

Payments of principal and interest on borrowings may leave us with insufficient cash resources to make the distributions currently contemplated or necessary to maintain our REIT qualification and avoid corporate taxes because we did not distribute 100% of our REIT taxable income (which does not equal net income, as calculated in accordance with GAAP) determined without regard to the deduction for dividends paid and excluding net capital gain. Our substantial outstanding indebtedness, and the limitations imposed on us by our debt agreements, could have other significant adverse consequences, including the following:

•	our cash flow may be insufficient to meet our required principal and interest payments;

•
we may be unable to borrow additional funds as needed or on satisfactory terms, which could, among other things, adversely affect our ability to capitalize upon emerging acquisition opportunities or meet needs to fund capital improvements and leasing commissions;

•	we may be unable to refinance our indebtedness at maturity or the refinancing terms may be less favorable than the terms of our original indebtedness;

•	we may be forced to dispose of one or more of our properties, possibly on disadvantageous terms;

•	we may violate restrictive covenants in our loan documents, which would entitle the lenders to accelerate our debt obligations;

•	certain of the property subsidiaries' loan documents may include restrictions on such subsidiary's ability to make distributions to us;

•
we may be unable to hedge floating rate debt, counterparties may fail to honor their obligations under our hedge agreements, these agreements may not effectively hedge interest rate fluctuation risk, and, upon the expiration of any hedge agreements, we would be exposed to then-existing market rates of interest and future interest rate volatility;

•	we may default on our obligations and the lenders or mortgagees may foreclose on our properties that secure their loans and receive an assignment of rents and leases; and

•	our default under any of our indebtedness with cross-default provisions could result in a default on other indebtedness.

If any one of these events were to occur, our business, financial condition, results of operations, cash flow, per share trading price of our common stock and ability to satisfy our debt service obligations and to make distributions to our stockholders could be materially and adversely affected. In addition, any foreclosure on our properties could create taxable income without accompanying cash proceeds, which could adversely affect our ability to meet the REIT distribution requirements imposed by the Code.

Our operating results and financial condition could be adversely affected if we are unable to make required payments on our debt.

Our charter and bylaws do not limit the amount or percentage of indebtedness that we may incur. We are subject to risks normally associated with debt financing, including the risk that our cash flows will be insufficient to meet required payments of principal and interest. There can be no assurance that we will be able to refinance any maturing indebtedness, that such refinancing would be on terms as favorable as the terms of the maturing indebtedness or that we will be able to otherwise obtain funds by selling assets or raising equity to make required payments on maturing indebtedness. In particular, loans obtained to fund property acquisitions will generally be secured by mortgages or deeds in trust on such properties. If we are unable to make our debt service payments as required, a lender could foreclose on the property or properties securing its debt. This could cause us to lose part or all of our investment, which in turn could cause the value of our common stock and distributions payable to stockholders to be reduced. Certain of our existing and future indebtedness is and may be cross-collateralized and, consequently, a default on this indebtedness could cause us to lose part or all of our investment in multiple properties.

Increases in interest rates could increase the amount of our debt payments and adversely affect our ability to make distributions to our stockholders.

As of December 31, 2011, our aggregate outstanding indebtedness was approximately $684.0 million, and we expect that we will incur additional indebtedness in the future. Interest we pay reduces our cash available for distributions. Certain of our debt issuances bear interest at variable rates and, as of December 31, 2011, we had $10.0 million of outstanding debt that is not fixed rate debt or fixed through the use of hedging instruments related to our revolving credit facility. If we incur variable rate debt, increases in interest rates raise our interest costs, which reduces our cash flows and our ability to make distributions to you. If we are unable to refinance our indebtedness at maturity or meet our payment obligations, the amount of our distributable cash flows and our financial condition would be adversely affected, and we may lose the property securing such indebtedness. In addition, if we need to repay existing debt during periods of rising interest rates, we could be required to liquidate one or more of our investments in properties at times which may not permit realization of the maximum return on such investments.

Covenants in our credit agreements could limit our flexibility and adversely affect our financial condition.

The terms of our revolving credit facility and other indebtedness require, and the terms of loan documents entered into in the future likely will require, us to comply with a number of customary financial and other covenants, such as covenants with respect to consolidated leverage, net worth and unencumbered assets. These covenants may limit our flexibility in our operations, and breaches of these covenants could result in defaults under the instruments governing the applicable indebtedness even if we have satisfied our payment obligations. As of December 31, 2011, we had $435.8 million of other non-recourse, secured loans which are cross-collateralized by multiple properties. If we default on any of these loans we may then be required to repay such indebtedness, together with applicable prepayment charges, to avoid foreclosure on all cross-collateralized properties within the applicable pool. In addition, our revolving credit facility contains certain cross-default provisions which are triggered in the event that our other material indebtedness is in default. These cross-default provisions may require us to repay or restructure the revolving credit facility in addition to any mortgage or other debt that is in default. If our properties were foreclosed upon, or if we are unable to refinance our indebtedness at maturity or meet our payment obligations, the amount of our distributable cash flows and our financial condition would be adversely affected.

Unless both Messrs. Schorsch and Kahane remain as members of our Board of Directors, we will be in default under our revolving credit facility.

Our revolving credit facility provides that we would be in default upon a change of control. A change of control is defined as, among other things, Messrs. Schorsch and Kahane ceasing to be members of our Board of Directors, without regard to such cessation resulting from death, disability, retirement or termination from their positions for cause of either Mr. Schorsch or Mr. Kahane. If such an event were to occur, we would be required to repay the indebtedness under the revolving credit facility to avoid foreclosure on the equity interests of our property subsidiaries which secure this facility. If the equity interests of any of our property subsidiaries are foreclosed upon, the amount of our distributable cash flows and our financial condition would be materially and adversely affected. Additionally, the presence of this provision in the credit agreement for our revolving credit facility may delay, defer or prevent a change of control transaction that might involve a premium price for our common stock or otherwise be in the best interest of our stockholders.

Our financing arrangements involving balloon payment obligations may adversely affect our ability to make distributions.

Some of our financing arrangements require us to make a lump-sum or “balloon” payment at maturity. Our ability to make a balloon payment at maturity is uncertain and may depend upon our ability to obtain additional financing or our ability to sell the property. At the time the balloon payment is due, we may or may not be able to refinance the existing financing on terms as favorable as the original loan or sell the property at a price sufficient to make the balloon payment. The effect of a refinancing or sale could affect the rate of return to stockholders and the projected time of disposition of our assets. In addition, payments of principal and interest made to service our debts may leave us with insufficient cash to pay the distributions that we are required to pay to maintain our qualification as a REIT.

High mortgage rates may make it difficult for us to finance or refinance properties, which could reduce the number of properties we can acquire and the amount of cash distributions we can make.

If mortgage debt is unavailable at reasonable rates, we may not be able to finance the purchase of properties. If we place mortgage debt on properties, we run the risk of being unable to refinance such debt when the loans come due or of being unable to refinance such debt on favorable terms. If interest rates are higher when we refinance such debt, our income could be reduced. We may be unable to refinance such debt at appropriate times, which may require us to sell properties on terms that are not advantageous to us or could result in the foreclosure of such properties. If any of these events occur, our cash flows would be reduced. This, in turn, would reduce cash available for distribution to you and may hinder our ability to raise more capital by issuing more stock or by borrowing more money.

Our hedging strategies may not be successful in mitigating our risks associated with interest rates and could reduce the overall returns on your investment.

We use various derivative financial instruments to provide a level of protection against interest rate risks, but no hedging strategy can protect us completely. These instruments involve risks, such as the risk that the counterparties may fail to honor their obligations under these arrangements, that these arrangements may not be effective in reducing our exposure to interest rate changes and that a court could rule that such agreements are not legally enforceable. These instruments may also generate income that may not be treated as qualifying REIT income for purposes of the 75% or 95% REIT income tests. In addition, the nature and timing of hedging transactions may influence the effectiveness of our hedging strategies. Poorly designed strategies or improperly executed transactions could actually increase our risk and losses. Moreover, hedging strategies involve transaction and other costs. We cannot assure you that our hedging strategy and the derivatives that we use will adequately offset the risk of interest rate volatility or that our hedging transactions will not result in losses that may reduce the overall return on your investment.

RISKS RELATED TO OUR CORPORATE STRUCTURE

Our charter and Maryland law contain provisions that may delay, defer or prevent a change of control transaction.

Our charter contains a 9.8% ownership limit.

Our charter, subject to certain exceptions, authorizes our directors to take such actions as are necessary and desirable to preserve our qualification as a REIT and to limit any person to actual or constructive ownership of no more than 9.8% in value of the aggregate of our outstanding shares of stock and not more than 9.8% (in value or in number of shares, whichever is more restrictive) of any class or series of our shares of stock. Our Board of Directors, in its sole discretion, may (prospectively or retroactively) exempt, subject to the satisfaction of certain conditions, any person from the ownership limit. However, our Board of Directors may not grant an exemption from the ownership limit to any person whose ownership, direct or indirect, in excess of 9.8% in value of the aggregate of our outstanding shares of stock or more than 9.8% (in value or in number of shares, whichever is more restrictive) of any class or series of our shares of stock would jeopardize our status as a REIT. These restrictions on transferability and ownership will not apply if our Board of Directors determines that it is no longer in our best interests to continue to qualify as a REIT or that compliance is no longer required for REIT qualification. The ownership limit may delay or impede a transaction or a change of control that might involve a premium price for our common stock or otherwise be in the best interest of our stockholders.

We could authorize and issue additional stock without stockholder approval.

Our Board of Directors could, without stockholder approval, issue authorized but unissued shares of our common stock or preferred stock and amend our charter to increase or decrease the aggregate number of shares of stock or the number of shares of stock of any class or series that we have authority to issue. In addition, our Board of Directors could, without stockholder approval, classify or reclassify any unissued shares of our common stock or preferred stock and set the preferences, rights and other terms of such classified or reclassified shares. Our Board of Directors could establish a series of stock that could, depending on the terms of such series, delay, defer or prevent a transaction or change of control that might involve a premium price for our common stock or otherwise be in the best interest of our stockholders.

Majority stockholder vote may discourage changes of control.

If declared advisable by our Board of Directors, our stockholders may take some actions, including approving amendments to our charter, by a vote of a majority of the shares outstanding and entitled to vote. If approved by the holders of a majority of shares, all actions taken would be binding on all of our stockholders. Some of these provisions may discourage or make it more difficult for another party to acquire control of us or to effect a change in our operations.

Provisions of Maryland law may limit the ability of a third party to acquire control of our company.

Certain provisions of Maryland law may have the effect of inhibiting a third party from making a proposal to acquire us or of impeding a change of control under certain circumstances that otherwise could provide the holders of shares of our common stock with the opportunity to realize a premium over the then prevailing market price of such shares, including:

•
“business combination” provisions that, subject to limitations, prohibit certain business combinations between us and an “interested stockholder” (defined generally as any person who beneficially owns 10% or more of the voting power of our outstanding voting stock) or an affiliate thereof for five years after the most recent date on which the stockholder becomes an interested stockholder and thereafter would require the recommendation of our Board of Directors and impose supermajority appraisal rights and special stockholder voting requirements on these combinations; and

•
“control share” provisions that provide that “control shares” of our company (defined as shares which, when aggregated with other shares controlled by the stockholder, entitle the stockholder to exercise one of three increasing ranges of voting power in electing directors) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of ownership or control of issued and outstanding “control shares”) have no voting rights except to the extent approved by our stockholders by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding all interested shares.

As permitted by the Maryland General Corporation Law, or MGCL, our Board of Directors has by resolution exempted business combinations between us and any person, provided that such business combination is first approved by our Board of Directors (including a majority of directors who are not affiliates or associates of such person). Consequently, the five-year prohibition and the super-majority vote requirements will not apply to such business combinations. As a result, any person described above may be able to enter into business combinations with us that may not be in the best interest of our stockholders without compliance by us with the super-majority vote requirements and other provisions of the statute. This resolution, however, may be altered or repealed in whole or in part at any time by our Board of Directors. If this resolution is repealed, or our Board of Directors does not otherwise approve a business combination, the statute may discourage others from trying to acquire control of us and increase the difficulty of consummating any offer.

Pursuant to a provision in our bylaws, we have opted out of the control share provisions of the MGCL. However, we may, by amendment to our bylaws, opt in to the control shares provisions of the MGCL in the future.
Additionally, Title 8, Subtitle 3 of the MGCL permits our Board of Directors, without stockholder approval and regardless of what is currently provided in our charter or our bylaws, to implement takeover defenses, some of which (for example, a classified board) we do not currently have. These provisions may have the effect of inhibiting a third party from making an acquisition proposal for our company or of delaying, deferring or preventing a change in control of our company under circumstances that otherwise could provide the holders of our common stock with the opportunity to realize a premium over the then-current market price.
Our charter, our bylaws, the limited partnership agreement of our operating partnership and Maryland law also contain other provisions that may delay, defer or prevent a transaction or a change of control that might involve a premium price for our common stock or otherwise be in the best interest of our stockholders.

Our Board of Directors can take many actions without stockholder approval.

Our Board of Directors has overall authority to oversee our operations and determine our major corporate policies. This authority includes significant flexibility. For example, our Board of Directors can do the following:

•
within the limits provided in our charter, prevent the ownership, transfer and/or accumulation of shares in order to protect our status as a REIT or for any other reason deemed to be in our best interests;

•	issue additional shares without obtaining stockholder approval, which could dilute the ownership of our then-current stockholders;

•	amend our charter to increase or decrease the aggregate number of shares of stock or the number of shares of stock of any class or series, without obtaining stockholder approval;

•
classify or reclassify any unissued shares of our common stock or preferred stock and set the preferences, rights and other terms of such classified or reclassified shares, without obtaining stockholder approval;

•	employ and compensate affiliates;

•	direct our resources toward investments that do not ultimately appreciate over time;

•	change creditworthiness standards with respect to third-party tenants; and

•	determine that it is no longer in our best interests to attempt to qualify, or to continue to qualify, as a REIT.

Any of these actions could increase our operating expenses, impact our ability to make distributions or reduce the value of our assets without giving you, as a stockholder, the right to vote.

We may change our investment and financing strategies and enter into new lines of business without stockholder consent, which may result in riskier investments than our current investments.

We may change our investment and financing strategies and enter into new lines of business at any time without the consent of our stockholders, which could result in our making investments and engaging in business activities that are different from, and possibly riskier than, the investments and businesses described in this Annual Report on Form 10-K. A change in our investment strategy or our entry into new lines of business may increase our exposure to interest rate and other risks of real estate market fluctuations.

Our rights and the rights of our stockholders to recover claims against our officers and directors are limited, which could reduce your and our recovery against them if they cause us to incur losses.

Maryland law provides that a director has no liability in that capacity if he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in the corporation's best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. In addition, subject to certain limitations set forth therein or under Maryland law, our charter provides that no director or officer will be liable to us or our stockholders for monetary damages and requires us to indemnify our directors and officers and permits us to indemnify our employees and agents. However, our charter provides that we may not indemnify a director for any loss or liability suffered by any of them or hold harmless such indemnitee for any loss or liability suffered by us unless: (1) the indemnitee determined, in good faith, that the course of conduct that caused the loss or liability was in our best interests, (2) the indemnitee was acting on behalf of or performing services for us, (3) the liability or loss was not the result of (A) negligence or misconduct, in the case of a director (other than an Independent Director), the advisor or an affiliate of the advisor, or (B) gross negligence or willful misconduct, in the case of an Independent Director, and (4) the indemnification or agreement to hold harmless is recoverable only out of our net assets and not from our stockholders. Although our charter does not allow us to indemnify or hold harmless an indemnitee to a greater extent than permitted under Maryland law, we and our stockholders may have more limited rights against our directors, officers, employees and agents than might otherwise exist under common law, which could reduce your and our recovery against them. In addition, we may be obligated to fund the defense costs incurred by our directors, officers, employees and agents which would decrease the cash otherwise available for distribution to you.

We are a holding company with no direct operations. As a result, we will rely on funds received from our operating partnership to pay liabilities and dividends, our stockholders' claims will be structurally subordinated to all liabilities of our operating partnership and our stockholders will not have any voting rights with respect to our operating partnership's activities, including the issuance of additional OP units.

We are a holding company and will conduct all of our operations through our operating partnership. We do not have, apart from our ownership of our operating partnership, any independent operations. As a result, we will rely on distributions from our operating partnership to pay any dividends we might declare on shares of our common stock. We will also rely on distributions from our operating partnership to meet any of our obligations, including tax liability on taxable income allocated to us from our operating partnership (which might make distributions to the company not equal to the tax on such allocated taxable income).
In addition, because we are a holding company, stockholders' claims will be structurally subordinated to all existing and future liabilities and obligations (whether or not for borrowed money) of our operating partnership and its subsidiaries. Therefore, in the event of our bankruptcy, liquidation or reorganization, claims of our stockholders will be satisfied only after all of our and our operating partnership's and its subsidiaries' liabilities and obligations have been paid in full.

After giving effect to the Offering, we will own approximately 99.99% of the OP units in our operating partnership. However, our operating partnership may issue additional OP units in the future. Such issuances could reduce our ownership percentage in our operating partnership. Because our common stockholders will not directly own any OP units, they will not have any voting rights with respect to any such issuances or other partnership level activities of our operating partnership.

The existence of a large number of outstanding shares and stockholders prior to completion of the Listing could negatively affect our stock price.

As of January 31, 2012, we had 178.2 million shares of common stock outstanding. All of these shares are freely tradable, although our affiliates are subject to certain volume limitations on trading under the federal securities laws. Neither we nor any third party have any control over the timing or volume of these sales. Prior to the Listing, which we expect to occur on or about March 1, 2012, our shares of common stock were not listed on any national exchange, and the ability of stockholders to liquidate their investments was limited. Subsequent to the Listing, a large volume of sales of these shares could decrease the prevailing market prices of our common stock and could impair our ability to raise additional capital through the sale of equity securities in the future. Even if a substantial number of sales are not affected, the mere perception of the possibility of these sales could depress the market price of our common stock and have a negative effect on our ability to raise capital in the future. In addition, anticipated downward pressure on our common stock price due to actual or anticipated sales of common stock from this market overhang could cause some institutions or individuals to engage in short sales of our common stock, which may itself cause the price of our stock to decline.

There is currently no public market for our common stock, and a market for our common stock may never develop, which could result in stockholders being unable to monetize their investment.

Prior to the Listing, which we expect to occur on or about March 1, 2012, there has been no public market for our common stock. The public offering price for our common stock will be determined by negotiations between the underwriters and us. We can not assure you that the listing will be successfully completed. We cannot assure you that the public offering price will correspond to the price at which our common stock will trade in the public market subsequent to the Listing or that the price of our common stock available in the public market will reflect our actual financial performance.
We have applied to list our common stock on NASDAQ under the symbol “ARCT.” Listing on NASDAQ does not ensure that an actual market will develop for our common stock. Accordingly, no assurance can be given as to:

•the likelihood that an active market for the stock will develop;
•the liquidity of any such market;
•the ability of our stockholders to sell their common stock; or
•the price that our stockholders may obtain for their common stock.

Even if an active trading market develops, the market price of our common stock may be highly volatile and could be subject to wide fluctuations after the Offering. Some of the factors that could negatively affect our stock price include:

•actual or anticipated variations in our quarterly operating results;
•changes in our earnings estimates or publication of research reports about us or the real estate industry;
•increases in market interest rates, which may lead purchasers of our stock to demand a higher yield;
•changes in market valuations of similar companies;
•adverse market reaction to any increased indebtedness we incur in the future;
•additions or departures of key personnel;
•actions by institutional stockholders;
•speculation in the press or investment community; and
•general market and economic conditions.

Future offerings of debt securities, which would be senior to our common stock upon liquidation, or equity securities, which would dilute our existing stockholders and may be senior to our common stock for the purposes of distributions, may adversely affect the market price of our common stock.

In the future, we may attempt to increase our capital resources by making additional offerings of debt or equity securities, including commercial paper, medium-term notes, senior or subordinated notes and classes of preferred or common stock. Upon liquidation, holders of our debt securities and shares of preferred stock and lenders with respect to other borrowings will receive a distribution of our available assets prior to the holders of our common stock. Additional equity offerings may dilute the holdings of our existing stockholders or reduce the market price of our common stock or both. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, our stockholders bear the risk of our future offerings reducing the market price of our common stock and diluting their proportionate ownership.

The number of shares of our common stock available for future sale could adversely affect the market price of our common stock, and future sales by us of shares of our common stock or issuances by our operating partnership of OP units may be dilutive to existing stockholders.

Sales of substantial amounts of shares of our common stock in the public market, or upon exchange of OP units or exercise of any equity awards, or the perception that such sales might occur could adversely affect the market price of the shares of our common stock. The exchange of OP units for common stock, the vesting of any equity-based awards granted to certain directors, executive officers and other employees or us, the issuance of our common stock or OP units in connection with property, portfolio or business acquisitions and other issuances of our common stock or OP units could have an adverse effect on the market price of the shares of our common stock. The existence of restricted shares, as well as OP units that may be issued in the future, equity awards, and shares of our common stock reserved for issuance under our incentive plan or upon exchange of any such OP units and any related resales may adversely affect the market price of our common stock and the terms upon which we may be able to obtain additional capital through the sale of equity securities. In addition, future sales by us of shares of our common stock may be dilutive to existing stockholders.

The market price of our common stock could be adversely affected by our level of cash distributions.

The market's perception of our growth potential and our current and potential future cash distributions, whether from operations, sales or refinancings, as well as the real estate market value of the underlying assets, may cause our common stock to trade at prices that differ from our net asset value per share. If we retain operating cash flow for investment purposes, working capital reserves or other purposes, these retained funds, while increasing the value of our underlying assets, may not correspondingly increase the market price of our common stock. Our failure to meet the market's expectations with regard to future earnings and distributions likely would adversely affect the market price of our common stock.

If securities analysts do not publish research or reports about our business or if they downgrade our common stock or our sector, the price of our common stock could decline.

The trading market for our common stock will rely in part on the research and reports that industry or financial analysts publish about us or our business. We do not control these analysts. Furthermore, if one or more of the analysts who do cover us downgrades our stock or our industry, or the stock of any of our competitors, the price of our common stock could decline. If one or more of these analysts ceases coverage of our company, we could lose attention in the market, which in turn could cause the price of our common stock to decline.

U.S. Federal Income Tax Risks

Our failure to remain qualified as a REIT would subject us to U.S. federal income tax and potentially state and local tax, and would adversely affect our operations and the market price of our common stock.

We have elected to be taxed as a REIT beginning with the tax year ending December 31, 2008 and intend to operate in a manner that would allow us to continue to qualify as a REIT. However, we may terminate our REIT qualification if our Board of Directors determines that not qualifying as a REIT is in our best interests, or inadvertently. Our qualification as a REIT depends upon our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis. We currently intend to structure our activities in a manner designed to satisfy all requirements for qualification as a REIT. However, the REIT qualification requirements are extremely complex and interpretation of the U.S. federal income tax laws governing qualification as a REIT is limited. Furthermore, any opinion of our counsel, including tax counsel, as to our eligibility to qualify or remain qualified as a REIT is not binding on the IRS and is not a guarantee that we will qualify, or continue to qualify, as a REIT. Accordingly, we cannot be certain that we will be successful in operating so we can qualify or remain qualified as a REIT. Our ability to satisfy the asset tests depends on our analysis of the characterization and fair market values of our assets, some of which are not susceptible to a precise determination, and for which we will not obtain independent appraisals. Our compliance with the REIT income or quarterly asset requirements also depends on our ability to successfully manage the composition of our income and assets on an ongoing basis. Accordingly, if certain of our operations were to be recharacterized by the IRS, such recharacterization would jeopardize our ability to satisfy all the requirements for qualification as a REIT. Furthermore, future legislative, judicial or administrative changes to the U.S. federal income tax laws could be applied retroactively, which could result in our disqualification as a REIT.

If we fail to continue to qualify as a REIT for any taxable year and we do not qualify for certain statutory relief provisions, we will be subject to U.S. federal income tax on our taxable income at corporate rates. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year of losing our REIT qualification. Losing our REIT qualification would reduce our net earnings available for investment or distribution to stockholders because of the additional tax liability. In addition, distributions to stockholders would no longer qualify for the dividends paid deduction, and we would no longer be required to make distributions. If this occurs, we might be required to borrow funds or liquidate some investments in order to pay the applicable tax.

Even if we qualify as a REIT, in certain circumstances, we may incur tax liabilities that would reduce our cash available for distribution to you.

Even if we qualify and maintain our status as a REIT, we may be subject to U.S. federal, state and local income taxes. For example, net income from the sale of properties that are “dealer” properties sold by a REIT (a “prohibited transaction” under the Code) will be subject to a 100% tax. We may not make sufficient distributions to avoid excise taxes applicable to REITs. We also may decide to retain net capital gain we earn from the sale or other disposition of our property and pay U.S. federal income tax directly on such income. In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly. However, stockholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability unless they file U.S. federal income tax returns and thereon seek a refund of such tax. We also will be subject to corporate tax on any undistributed REIT taxable income. We also may be subject to state and local taxes on our income or property, including franchise, payroll and transfer taxes, either directly or at the level of our operating partnership or at the level of the other companies through which we indirectly own our assets, such as taxable REIT subsidiaries ("TRSs"), which are subject to full U.S. federal, state, local and foreign corporate-level income taxes. Any taxes we pay directly or indirectly will reduce our cash available for distribution to you.

To qualify as a REIT we must meet annual distribution requirements, which may force us to forgo otherwise attractive opportunities or borrow funds during unfavorable market conditions. This could delay or hinder our ability to meet our investment objectives and reduce your overall return.

In order to qualify as a REIT, we must distribute annually to our stockholders at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding any net capital gain. We will be subject to U.S. federal income tax on our undistributed REIT taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of (a) 85% of our ordinary income, (b) 95% of our capital gain net income and (c) 100% of our undistributed income from prior years. These requirements could cause us to distribute amounts that otherwise would be spent on investments in real estate assets and it is possible that we might be required to borrow funds, possibly at unfavorable rates, or sell assets to fund these distributions. It is possible that we might not always be able to make distributions sufficient to meet the annual distribution requirements and to avoid U.S. federal income and excise taxes on our earnings while we qualify as a REIT.

Certain of our business activities are potentially subject to the prohibited transaction tax, which could reduce the return on your investment.

For so long as we qualify as a REIT, our ability to dispose of property during the first few years following acquisition may be restricted to a substantial extent as a result of our REIT qualification. Under applicable provisions of the Code regarding prohibited transactions by REITs, while we qualify as a REIT, we will be subject to a 100% penalty tax on any gain recognized on the sale or other disposition of any property (other than foreclosure property) that we own, directly or indirectly through any subsidiary entity, including our operating partnership that is deemed to be inventory or property held primarily for sale to customers in the ordinary course of trade or business. Whether property is inventory or otherwise held primarily for sale to customers in the ordinary course of a trade or business depends on the particular facts and circumstances surrounding each property. We intend to avoid the 100% prohibited transaction tax by (a) conducting activities that may otherwise be considered prohibited transactions through a TRS (but such TRS would incur corporate rate income taxes with respect to any income or gain recognized by it), (b) conducting our operations in such a manner so that no sale or other disposition of an asset we own, directly or indirectly through any subsidiary, will be treated as a prohibited transaction or (c) structuring certain dispositions of our properties to comply with the requirements of the prohibited transaction safe harbor available under the Code for properties that, among other requirements, have been held for at least two years. Despite our present intention, no assurance can be given that any particular property we own, directly or through any subsidiary entity, including our operating partnership, but generally excluding any TRSs, will not be treated as inventory or property held primarily for sale to customers in the ordinary course of a trade or business.

Our TRS and any future TRSs we form are subject to corporate-level taxes and our dealings with our TRS and any TRSs we form may be subject to 100% excise tax.

A REIT may own up to 100% of the stock of one or more TRSs. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. A corporation of which a TRS directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a TRS. Overall, no more than 25% of the gross value of a REIT's assets may consist of stock or securities of one or more TRS. A TRS may hold assets and earn income that would not be qualifying assets or income if held or earned directly by a REIT, including gross income from operations pursuant to management contracts. Accordingly, we may use TRSs generally to hold properties for sale in the ordinary course of a trade or business or to hold assets or conduct activities that we cannot conduct directly as a REIT. For example, our existing TRS owns our property manager. A TRS will be subject to applicable U.S. federal, state, local and foreign income tax on its taxable income. In addition, the rules, which are applicable to us as a REIT, also impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm's-length basis.

If our operating partnership failed to qualify as a partnership or is not otherwise disregarded for U.S. federal income tax purposes, we would cease to qualify as a REIT.

We intend to maintain the status of our operating partnership as a partnership or a disregarded entity for U.S. federal income tax purposes. However, if the IRS were to successfully challenge the status of our operating partnership as a partnership or disregarded entity for such purposes, it would be taxable as a corporation. In such event, this would reduce the amount of distributions that our operating partnership could make to us. This also would also result in our failing to qualify as a REIT, and becoming subject to a corporate level tax on our income. This substantially would reduce our cash available to pay distributions and the yield on your investment. In addition, if any of the partnerships or limited liability companies through which our operating partnership owns its properties, in whole or in part, loses its characterization as a partnership and is otherwise not disregarded for U.S. federal income tax purposes, it would be subject to taxation as a corporation, thereby reducing distributions to the operating partnership. Such a recharacterization of an underlying property owner could also threaten our ability to maintain our REIT qualification.

We may choose to make distributions in our own stock, in which case you may be required to pay U.S. federal income taxes in excess of the cash dividends you receive.

In connection with our qualification as a REIT, we are required to distribute annually to our stockholders at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding net capital gain. In order to satisfy this requirement, we may make distributions that are payable in cash and/or shares of our common stock (which could account for up to 80% of the aggregate amount of such distributions) at the election of each stockholder. Taxable stockholders receiving such distributions will be required to include the full amount of such distributions as ordinary dividend income to the extent of our current or accumulated earnings and profits, as determined for U.S. federal income tax purposes. As a result, U.S. stockholders may be required to pay income taxes with respect to such distributions in excess of the cash portion of the distribution received. Accordingly, U.S. stockholders receiving a distribution of our shares may be required to sell shares received in such distribution or may be required to sell other stock or assets owned by them, at a time that may be disadvantageous, in order to satisfy any tax imposed on such distribution. If a U.S. stockholder sells the stock that it receives as part of the distribution in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the distribution, depending on the market price of our stock at the time of the sale. Furthermore, with respect to certain non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such distribution, including in respect of all or a portion of such distribution that is payable in stock, by withholding or disposing of part of the shares included in such distribution and using the proceeds of such disposition to satisfy the withholding tax imposed. In addition, if a significant number of our stockholders determine to sell shares of our common stock in order to pay taxes owed on dividend income, such sale may put downward pressure on the market price of our common stock.

Various tax aspects of such a taxable cash/stock distribution are uncertain and have not yet been addressed by the IRS. No assurance can be given that the IRS will not impose requirements in the future with respect to taxable cash/stock distributions, including on a retroactive basis, or assert that the requirements for such taxable cash/stock distributions have not been met.

The taxation of distributions to our stockholders can be complex; however, distributions that we make to our stockholders generally will be taxable as ordinary income.

Distributions that we make to our taxable stockholders out of current and accumulated earnings and profits (and not designated as capital gain dividends, or, for tax years beginning before January 1, 2013, qualified dividend income) generally will be taxable as ordinary income. However, a portion of our distributions may (1) be designated by us as capital gain dividends generally taxable as long-term capital gain to the extent that they are attributable to net capital gain recognized by us, (2) be designated by us, for taxable years beginning before January 1, 2013, as qualified dividend income generally to the extent they are attributable to dividends we receive from our TRSs, or (3) constitute a return of capital generally to the extent that they exceed our accumulated earnings and profits as determined for U.S. federal income tax purposes. A return of capital is not taxable, but has the effect of reducing the basis of a stockholder's investment in our common stock.

Dividends payable by REITs generally do not qualify for the reduced tax rates available for some dividends.

The maximum tax rate applicable to qualified dividend income payable to U.S. stockholders that are individuals, trusts and estates has been reduced to 15% for tax years beginning before January 1, 2013. Dividends payable by REITs, however, generally are not eligible for the reduced rates. Although this legislation does not adversely affect the taxation of REITs or dividends payable by REITs, the more favorable rates applicable to regular corporate qualified dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our common stock. Tax rates could be changed in future legislation.

If we were considered to actually or constructively pay a “preferential dividend” to certain of our stockholders, our status as a REIT could be adversely affected.

In order to qualify as a REIT, we must distribute annually to our stockholders at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding net capital gain. In order for distributions to be counted as satisfying the annual distribution requirements for REITs, and to provide us with a REIT-level tax deduction, the distributions must not be “preferential dividends.” A dividend is not a preferential dividend if the distribution is pro rata among all outstanding shares of stock within a particular class, and in accordance with the preferences among different classes of stock as set forth in our organizational documents. Currently, there is uncertainty as to the IRS's position regarding whether certain arrangements that REITs have with their stockholders could give rise to the inadvertent payment of a preferential dividend (e.g., the pricing methodology for stock purchased under a distribution reinvestment plan inadvertently causing a greater than 5% discount on the price of such stock purchased). While we believe that our operations have been structured in such a manner that we will not be treated as inadvertently paying preferential dividends, there is no de minimis exception with respect to preferential dividends. Therefore, if the IRS were to take the position that we inadvertently paid a preferential dividend, we may be deemed either to (a) have distributed less than 100% of our REIT taxable income and be subject to tax on the undistributed portion, or (b) have distributed less than 90% of our REIT taxable income and our status as a REIT could be terminated for the year in which such determination is made if we were unable to cure such failure.

Complying with REIT requirements may limit our ability to hedge our liabilities effectively and may cause us to incur tax liabilities.

The REIT provisions of the Code may limit our ability to hedge our liabilities. Any income from a hedging transaction we enter into to manage risk of interest rate changes, price changes or currency fluctuations with respect to borrowings made or to be made to acquire or carry real estate assets, if properly identified under applicable Treasury Regulations, does not constitute “gross income” for purposes of the 75% or 95% gross income tests. To the extent that we enter into other types of hedging transactions, the income from those transactions will likely be treated as non-qualifying income for purposes of both of the gross income tests. As a result of these rules, we may need to limit our use of advantageous hedging techniques or implement those hedges through a TRS. This could increase the cost of our hedging activities because our TRSs would be subject to tax on gains or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, losses in a TRS generally will not provide any tax benefit, except for being carried forward against future taxable income of such TRS.

Complying with REIT requirements may force us to forgo and/or liquidate otherwise attractive investment opportunities.

To qualify as a REIT, we must ensure that we meet the REIT gross income tests annually and that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets, including certain mortgage loans and certain kinds of mortgage-related securities. The remainder of our investment in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, and no more than 25% of the value of our total securities can be represented by securities of one or more TRSs. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate assets from our portfolio or not make otherwise attractive investments in order to maintain our qualification as a REIT. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.

The ability of our Board of Directors to revoke our REIT qualification without stockholder approval may subject us to U.S. federal income tax and reduce distributions to our stockholders.

Our charter provides that our Board of Directors may revoke or otherwise terminate our REIT election, without the approval of our stockholders, if it determines that it is no longer in our best interest to continue to qualify as a REIT. We have elected to be treated as a REIT commencing with our taxable year ended December 31, 2008; however, we may terminate our REIT election if we determine that qualifying as a REIT is no longer in our best interests. If we cease to be a REIT, we would become subject to U.S. federal income tax on our taxable income and would no longer be required to distribute most of our taxable income to our stockholders, which may have adverse consequences on our total return to our stockholders and on the market price of our common stock.

We may be subject to adverse legislative or regulatory tax changes that could increase our tax liability, reduce our operating flexibility and reduce the market price of our common stock.

In recent years, numerous legislative, judicial and administrative changes have been made in the provisions of U.S. federal income tax laws applicable to investments similar to an investment in shares of our common stock. Additional changes to the tax laws are likely to continue to occur, and we cannot assure you that any such changes will not adversely affect the taxation of a stockholder. Any such changes could have an adverse effect on an investment in our shares or on the market value or the resale potential of our assets. You are urged to consult with your tax advisor with respect to the impact of recent legislation on your investment in our shares and the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our shares. You also should note that our counsel's tax opinion is based upon existing law, applicable as of the date of its opinion, all of which will be subject to change, either prospectively or retroactively.

Although REITs generally receive better tax treatment than entities taxed as regular corporations, it is possible that future legislation would result in a REIT having fewer tax advantages, and it could become more advantageous for a company that invests in real estate to elect to be treated for U.S. federal income tax purposes as a corporation. As a result, our charter provides our Board of Directors with the power, under certain circumstances, to revoke or otherwise terminate our REIT election and cause us to be taxed as a regular corporation, without the vote of our stockholders. Our Board of Directors has fiduciary duties to us and our stockholders and could only cause such changes in our tax treatment if it determines in good faith that such changes are in the best interest of our stockholders.

The share ownership restrictions of the Code for REITs and the 9.8% share ownership limit in our charter may inhibit market activity in our shares of stock and restrict our business combination opportunities.

In order to qualify as a REIT, five or fewer individuals, as defined in the Code, may not own, actually or constructively, more than 50% in value of our outstanding shares of stock at any time during the last half of each taxable year, other than the first year for which a REIT election is made. Attribution rules in the Code determine if any individual or entity actually or constructively owns our shares of stock under this requirement. Additionally, at least 100 persons must beneficially own our shares of stock during at least 335 days of a taxable year for each taxable year after, other than the first year for which a REIT election is made. To help insure that we meet these tests, among other purposes, our charter restricts the acquisition and ownership of our shares of stock.

Our charter, with certain exceptions, authorizes our directors to take such actions as are necessary and desirable to preserve our qualification as a REIT while we so qualify. Unless exempted by our Board of Directors, for so long as we qualify as a REIT, our charter prohibits, among other limitations on ownership and transfer of shares of our stock, any person from beneficially or constructively owning (applying certain attribution rules under the Code) more than 9.8% in value of the aggregate of our outstanding shares of stock and more than 9.8% (in value or in number of shares, whichever is more restrictive) of any class or series of our shares of stock. Our Board of Directors may not grant an exemption from these restrictions to any proposed transferee whose ownership in excess of the 9.8% ownership limit would result in the termination of our qualification as a REIT. These restrictions on transferability and ownership will not apply, however, if our Board of Directors determines that it is no longer in our best interest to continue to qualify as a REIT or that compliance with the restrictions is no longer required in order for us to continue to so qualify as a REIT.

These ownership limits could delay or prevent a transaction or a change in control that might involve a premium price for our common stock or otherwise be in the best interest of the stockholders.

Non-U.S. stockholders will be subject to U.S. federal withholding tax and may be subject to U.S. federal income tax on distributions received from us and upon the disposition of our shares.

Subject to certain exceptions, distributions received from us will be treated as dividends of ordinary income to the extent of our current or accumulated earnings and profits. Such dividends ordinarily will be subject to U.S. withholding tax at a 30% rate, or such lower rate as may be specified by an applicable income tax treaty, unless the distributions are treated as “effectively connected” with the conduct by the non-U.S. stockholder of a U.S. trade or business. Pursuant to the Foreign Investment in Real Property Tax Act of 1980, or FIRPTA, capital gain distributions attributable to sales or exchanges of “U.S. real property interests,” or USRPIs, generally will be taxed to a non-U.S. stockholder as if such gain were effectively connected with a U.S. trade or business. However, a capital gain dividend will not be treated as effectively connected income if (a) the distribution is received with respect to a class of stock that is regularly traded on an established securities market located in the United States; and (b) the non-U.S. stockholder does not own more than 5% of the class of our stock at any time during the one year period ending on the date the distribution is received. We anticipate that our shares will be “regularly traded” on an established securities market for the foreseeable future, although, no assurance can be given that this will be the case.

Gain recognized by a non-U.S. stockholder upon the sale or exchange of our common stock generally will not be subject to U.S. federal income taxation unless such stock constitutes a USRPI under FIRPTA. Our common stock will not constitute a USRPI so long as we are a “domestically-controlled qualified investment entity.” A domestically-controlled qualified investment entity includes a REIT if at all times during a specified testing period, less than 50% in value of such REIT's stock is held directly or indirectly by non-U.S. stockholders. We believe, but cannot assure you, that we will be a domestically-controlled qualified investment entity.

Even if we do not qualify as a domestically-controlled qualified investment entity at the time a non-U.S. stockholder sells or exchanges our common stock, gain arising from such a sale or exchange would not be subject to U.S. taxation under FIRPTA as a sale of a USRPI if: (a) our common stock is “regularly traded,” as defined by applicable Treasury regulations, on an established securities market, and (b) such non-U.S. stockholder owned, actually and constructively, 5% or less of our common stock at any time during the five-year period ending on the date of the sale. We encourage you to consult your tax advisor to determine the tax consequences applicable to you if you are a non-U.S. stockholder.

Potential characterization of distributions or gain on sale may be treated as unrelated business taxable income to tax-exempt investors.

If (a) we are a “pension-held REIT,” (b) a tax-exempt stockholder has incurred (or is deemed to have incurred) debt to purchase or hold our common stock, or (c) a holder of common stock is a certain type of tax-exempt stockholder, dividends on, and gains recognized on the sale of, common stock by such tax-exempt stockholder may be subject to U.S. federal income tax as unrelated business taxable income under the Code.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

As of December 31, 2011, we owned 482 properties located in 42 states and Puerto Rico. All of these properties are freestanding, single-tenant properties, 100% leased with a weighted average remaining lease term of 13.5 years as of December 31, 2011. In the aggregate, these properties represent 15.5 million rentable square feet.

The following table presents certain additional information about the properties we own at December 31, 2011 (dollar amounts in thousands):

Property	Acquisition Date	No. of Buildings	Square Feet	Ownership Percentage	Remaining Lease Term(1)	Base Purchase Price(2)	Capitalization Rate(3)	Annualized Rental Income/NOI(4)	Annualized Rental Income/NOI per Square Foot
FedEx	Mar. 2008	1	55,440	51%	6.9	$9,694	7.53%	$730	$13.17
First Niagara	Mar. 2008	15	177,774	100%	11.0	40,976	7.71%	3,161	17.78
Rockland Trust	May 2008	18	121,057	100%	9.6	32,188	7.86%	2,530	20.90
PNC Bank (5)	Sep. & Oct. 2008	2	8,403	59%	17.1	6,664	8.21%	547	65.10
Rite Aid	Sep. 2008	6	74,919	100%	11.5	18,576	7.79%	1,447	19.31
PNC	Nov. 2008	48	264,196	100%	6.9	40,925	7.36%	3,013	11.40
FedEx II	Jul. 2009	1	152,640	100%	11.8	31,692	8.84%	2,803	18.36
Walgreens	Jul. 2009	1	14,820	56%	20.5	3,818	8.12%	310	20.92
CVS (6) (7)	Sep. 2009 & Sep. 2010	10	131,105	86%	22.2	44,371	8.37%	3,713	28.32
CVS II	Nov. 2009	15	198,729	100%	22.5	59,788	8.48%	5,071	25.52
Home Depot	Dec. 2009	1	465,600	100%	18.0	23,532	9.31%	2,192	4.71
BSFS	Dec. 2009 & Jan. 2010	6	57,336	100%	12.4	15,041	9.24%	1,390	24.24
Advance Auto	Dec. 2009	1	7,000	100%	9.9	1,730	9.25%	160	22.86
Fresenius	Jan. 2010	2	140,000	100%	10.6	12,183	9.51%	1,159	8.28
Reckitt Benckiser	Feb. 2010	1	574,106	85%	10.1	31,100	8.58%	2,668	4.65
Jack in the Box	Feb. 2010 & Apr. 2010	5	12,253	100%	18.2	9,755	8.01%	781	63.74
BSFS II (8)	Feb. & Mar. 2010	12	93,599	74%	12.0	25,902	8.88%	2,299	24.56
FedEx III	Apr. 2010	1	118,796	85%	9.5	33,500	9.21%	3,087	25.99
Jared Jewelry	May 2010	3	19,534	90%	17.1	5,342	12.71%	679	34.76
Walgreens II	May 2010	1	14,820	100%	21.3	5,593	8.10%	453	30.57
IHOP	May 2010	1	5,172	100%	14.3	2,398	8.38%	201	38.86
Advance Auto II	Jun. 2010	3	19,253	100%	11.5	3,583	8.60%	308	16.00
Royal Ahold - Super Stop & Shop	Jun. 2010	1	59,032	100%	11.2	23,350	8.33%	1,946	32.97
IHOP II	Jun. 2010	1	4,139	100%	10.3	2,255	9.05%	204	49.29
IHOP III	Jun. 2010	1	5,111	100%	19.6	3,254	9.31%	303	59.28
Jared Jewelry II	Jun. 2010	1	6,157	100%	15.1	1,589	13.15%	209	33.95
Jack in the Box II	Jun. 2010	6	14,975	100%	18.5	11,150	8.00%	892	59.57
Walgreens III	Jun. 2010	1	13,386	100%	22.4	4,968	7.75%	385	28.76
Dollar General	Jul. 2010	1	8,988	100%	12.9	1,200	9.83%	118	13.13
Tractor Supply	Jul. & Aug. 2010	4	76,038	100%	13.4	10,892	8.98%	978	12.86
Advance Auto III	Jul. 2010	3	19,752	100%	11.6	4,287	8.35%	358	18.12
CSAA/CVS	Aug. 2010	1	15,214	100%	21.1	4,859	7.24%	352	23.14
CSAA/First Fifth Bank (9)	Aug. 2010	2	8,252	100%	16.2	6,199	8.39%	520	63.02
CSAA/Walgreens	Aug. 2010	5	84,263	100%	21.1	26,864	7.30%	1,961	23.27
CSAA/Chase Bank (9)	Aug. 2010	2	8,030	100%	25.3	6,496	9.30%	604	75.22
CSAA/Home Depot (9)	Sep. 2010	1	107,965	100%	16.1	8,720	7.12%	621	5.75
IHOP IV	Sep. 2010	19	87,009	100%	12.9	30,000	9.44%	2,833	32.56
O’Reilly Auto	Sep. 2010	1	9,500	100%	8.2	2,450	8.73%	214	22.53
Walgreens IV	Sep. 2010	1	14,477	100%	23.3	6,439	7.75%	499	34.47
Walgreens V	Sep. 2010	1	13,580	100%	22.1	4,767	7.95%	379	27.91
Kum & Go	Sep. 2010	14	67,310	100%	13.3	22,515	9.21%	2,074	30.81
FedEx IV	Sep. 2010	1	43,762	100%	8.6	3,576	8.28%	296	6.76

Property	Acquisition Date	No. of Buildings	Square Feet	Ownership Percentage	Remaining Lease Term(1)	Base Purchase Price(2)	Capitalization Rate(3)	Annualized Rental Income/NOI(4)	Annualized Rental Income/NOI per Square Foot
Auto Zone	Sep. 2010	4	28,880	100%	14.6	10,228	8.40%	859	29.74
Brown Shoe	Oct. 2010	1	351,723	91%	18.1	23,849	9.89%	2,358	6.71
Payless	Oct. 2010	1	801,651	91%	13.4	44,924	9.37%	4,211	5.25
Saint Joseph’s Mercy Medical	Oct. 2010	3	46,706	100%	12.2	9,838	7.79%	766	16.40
Advance Auto IV	Nov. 2010	1	6,124	100%	13.8	1,270	8.35%	106	17.31
Kum and Go II	Nov. 2010	2	8,008	100%	18.9	2,895	9.50%	275	34.34
Tractor Supply II	Nov. 2010 & Mar. 2011	3	57,368	100%	14.1	7,491	9.09%	681	11.87
FedEx V	Nov. 2010	1	29,410	100%	8.7	2,800	8.29%	232	7.89
Walgreens VI	Dec. 2010	7	102,930	100%	22.4	40,071	7.00%	2,805	27.25
FedEx VI	Dec. 2010	1	142,160	100%	12	28,600	7.92%	2,264	15.93
Dollar General II	Dec. 2010	1	9,100	100%	13.5	1,281	8.98%	115	12.64
FedEx VII	Dec. 2010	1	101,350	100%	12.6	18,800	7.41%	1,393	13.74
FedEx VIII	Dec. 2010	4	116,689	100%	6.6	10,891	8.20%	893	7.65
BB&T	Dec. 2010	1	3,635	100%	8	3,781	7.88%	298	81.98
Walgreens VII	Dec. 2010	1	14,490	100%	11.3	2,950	8.85%	261	18.01
FedEx IX	Dec. 2010	1	64,556	100%	8.4	6,012	8.28%	498	7.71
Dollar General III	Dec. 2010	3	27,128	100%	13.8	2,867	8.72%	250	9.22
Tractor Supply III	Dec. 2010	1	18,860	100%	13.3	4,825	8.87%	428	22.69
DaVita Dialysis	Dec. 2010	1	12,990	100%	7.6	2,848	8.15%	232	17.86
Dollar General	Dec. 2010	1	9,167	100%	13.5	1,236	8.98%	111	12.11
Lowes (9)	Jan. 2011	1	141,393	100%	15.1	10,018	6.74%	675	4.77
Citizens	Jan. 2011	2	14,307	100%	7.6	3,811	9.11%	347	24.25
QuikTrip	Jan. 2011	1	4,555	100%	12.7	3,330	8.74%	291	63.89
Dillons	Jan. 2011	1	56,451	100%	8.3	5,075	7.80%	396	7.01
Wawa	Jan. 2011	2	12,433	100%	15.9	17,209	7.00%	1,205	96.92
Walgreens VIII	Jan. 2011	9	122,963	100%	23.6	54,569	6.86%	3,742	30.43
DaVita Dialysis II	Feb. 2011	4	23,154	100%	10.9	8,013	8.90%	713	30.79
CVS III	Feb. 2011	1	13,338	100%	25.6	5,199	7.25%	377	28.27
Citigroup, Inc.	Feb. 2011	1	64,036	100%	14.3	27,275	7.00%	1,910	29.83
Coats & Clark	Feb. 2011	1	401,512	100%	9.5	9,523	9.84%	937	2.33
Walgreens IX	Feb. 2011	1	13,569	100%	22.4	5,460	7.34%	401	29.55
Express Scripts	Mar. 2011	2	416,141	100%	7.9	51,281	9.02%	4,623	11.11
DaVita Dialysis III	Mar. 2011	1	18,185	100%	11.9	6,565	7.72%	507	27.88
Dollar General V	Mar. 2011	6	55,363	100%	14.6	5,195	8.84%	459	8.29
Wal-Mart	Mar. 2011	1	183,442	100%	7.8	12,633	7.15%	903	4.92
Kohl's	Mar. 2011	1	88,408	100%	14.6	10,182	7.15%	728	8.23
Texas Instruments	Mar. 2011	1	125,000	100%	9.4	32,000	7.88%	2,522	20.18
Sam's Club (9)	Mar. 2011	1	141,583	100%	14.2	12,821	6.64%	851	6.01
CVS IV	Mar. 2011	1	13,225	100%	23.6	5,330	7.95%	424	32.06
Walgreens X	Mar. 2011	2	27,760	100%	19.1	9,000	7.46%	671	24.17
CVS V	Mar. 2011	1	12,900	100%	22.6	5,759	7.29%	420	32.56
Provident Bank	Mar. 2011	1	2,950	100%	22.6	2,589	9.15%	237	80.34
Dillons II	Mar. 2011	1	63,858	100%	10.3	6,420	7.49%	481	7.53
FedEx X	Mar. & May 2011	2	204,157	100%	14.1	32,200	7.98%	2,570	12.59
3M	Mar. 2011	1	650,760	100%	9.8	44,800	7.35%	3,294	5.06
Bojangles	Mar. 2011	13	47,865	100%	11.9	24,789	8.85%	2,193	45.82
Dollar General VI	Apr. 2011	2	18,428	100%	14.9	1,856	9.00%	167	9.06
Dollar General VII	Apr. 2011	2	18,340	100%	14.8	2,093	8.98%	188	10.25
O'Reilly Auto II	Apr. 2011	1	8,154	100%	11.6	1,894	8.92%	169	20.73
Walgreens XI	Apr. 2011	1	14,550	100%	24.0	4,993	7.35%	367	25.22
DaVita Dialysis IV	Apr. 2011	1	6,020	100%	8.4	2,061	8.88%	183	30.40
Whirlpool	Apr. 2011	1	750,000	100%	9.8	19,837	8.10%	1,606	2.14
Wrangler	Apr. 2011	1	316,800	100%	9.5	17,286	8.20%	1,417	4.47

Property	Acquisition Date	No. of Buildings	Square Feet	Ownership Percentage	Remaining Lease Term(1)	Base Purchase Price(2)	Capitalization Rate(3)	Annualized Rental Income/NOI(4)	Annualized Rental Income/NOI per Square Foot
Walgreens XII	Apr. 2011	1	13,605	100%	22.6	4,380	8.20%	359	26.39
7-Eleven	May 2011	1	3,074	100%	9.4	2,950	8.24%	243	79.05
BSFS III	May 2011	1	7,864	100%	14.5	2,661	8.53%	227	28.87
Kohls II	May 2011	1	64,250	100%	19.6	6,398	7.50%	480	7.47
National Tire & Battery	May 2011	3	33,920	100%	14.3	5,921	8.16%	483	14.24
CVS VI	May 2011	1	13,224	100%	23.7	9,110	7.21%	657	49.68
BSFS IV	May 2011	3	22,904	100%	13.4	8,539	8.60%	734	32.05
FedEx XI	May 2011	1	125,502	100%	10.7	39,000	7.94%	3,095	24.66
Pep Boys	May 2011	3	60,140	100%	12.1	12,951	8.68%	1,124	18.69
Royal Ahold - Tops Market	May 2011	1	57,833	100%	11.7	10,956	7.61%	834	14.42
7-Eleven II	May 2011	1	2,940	100%	9.5	2,105	7.55%	159	54.08
General Electric	May 2011	1	484,348	100%	7.8	23,688	7.62%	1,806	3.73
Wal-Mart II	May 2011	1	151,925	100%	7.6	12,415	8.01%	995	6.55
GSA - USPS	May 2011	1	39,297	100%	13.8	7,260	6.79%	493	12.55
Walgreens XIII	May 2011	2	27,195	100%	17.1	9,819	7.25%	712	26.18
Walgreens XIV	Jun. 2011	1	14,820	100%	21.9	3,986	7.15%	285	19.23
Mrs. Bairds	Jun. 2011	2	30,120	100%	8.2	3,169	8.36%	265	8.80
Walgreens XV	Jun. 2011	1	14,480	100%	21.9	4,912	7.13%	350	24.17
O'Reilly's III	Jun. 2011	1	8,160	100%	11.8	2,000	8.70%	174	21.32
FedEx XII	Jun. 2011	1	182,326	100%	11.8	35,000	7.79%	2,726	14.95
Walgreens XVI	Jun. 2011	6	52,400	100%	22.7	51,160	6.63%	3,392	64.73
GSA - VA Clinic (10)	Jun. 2011	1	10,768	100%	9.6	3,190	8.31%	265	24.61
BSFS V	Jun. 2011	1	159,797	100%	10.8	9,040	8.53%	771	4.82
Tractor Supply IV	Jun. 2011	1	19,097	100%	11.9	1,750	13.94%	244	12.78
O'Reilly's IV	Jun. 2011	2	16,000	100%	11.7	3,724	8.75%	326	20.38
Trader Joe's	Jun. 2011	1	31,920	100%	10.5	5,550	12.16%	675	21.15
Dollar General VIII	Jul. & Aug. 2011	3	27,152	100%	14.8	2,850	8.74%	249	9.17
Dollar General IX	Jul. 2011	1	9,348	100%	14.8	885	9.04%	80	8.56
GSA I (10)	Jul. 2011	1	10,784	100%	7.4	6,025	8.28%	499	46.27
Lockheed Martin	Jul. 2011	1	102,466	100%	8.3	13,048	8.05%	1,050	10.25
FedEx XIII	Jul. 2011	4	274,602	100%	8.3	27,615	7.96%	2,199	8.01
GSA II (10)	Aug. 2011	1	10,803	100%	9.0	4,546	7.81%	355	32.86
Dollar General X	Aug. & Sep. 2011	6	55,200	100%	14.8	5,418	8.84%	479	8.68
PetSmart	Aug. 2011	1	1,000,375	100%	10.8	48,648	7.55%	3,672	3.67
GSA III (11)	Aug. 2011	1	11,190	100%	14.8	4,355	7.94%	346	30.92
Verizon	Aug. 2011	1	40,000	100%	10.2	12,600	8.27%	1,042	26.05
CVS VI	Aug. 2011	1	11,945	100%	17.4	2,805	7.45%	209	17.50
Renal Advantage	Aug. 2011	9	74,457	100%	11.8	19,010	9.65%	1,834	24.63
GSA IV (10)	Aug. 2011	1	23,485	100%	9.6	7,424	8.45%	627	26.70
Lowes II	Aug. 2011	1	135,197	100%	9.4	15,000	7.33%	1,099	8.13
GSA V (10)	Aug. 2011	1	64,455	100%	7.3	7,250	8.08%	586	9.09
CVS VII	Sep. 2011	1	10,885	100%	10.4	2,820	8.19%	231	21.22
Sealy	Sep. 2011	1	257,000	100%	12.2	17,944	8.95%	1,606	6.25
GSA VI (10)	Sep. 2011	1	34,285	100%	14.8	8,590	8.07%	693	20.21
GSA VII (10)	Sep. 2011	1	25,508	100%	14.8	6,642	8.60%	571	22.39
GSA VIII (10)	Oct. 2011	1	29,150	100%	9.3	4,775	8.06%	385	13.21
GSA IX (10)	Oct. 2011	1	17,626	100%	9.8	6,750	8.22%	555	31.49
GSA X (10)	Oct. 2011	1	43,596	100%	11.8	13,000	7.75%	1,007	23.10
Reliant Rehab	Oct. 2011	1	65,141	100%	18.8	32,300	10.28%	3,322	51.00
ConAgra	Oct. 2011	1	65,000	100%	13.6	20,000	8.24%	1,648	25.35
GSA XI (10)	Oct. 2011	1	30,762	100%	14.5	9,000	7.99%	719	23.37
Dollar General XI	Oct. 2011	2	18,225	100%	14.7	1,926	8.31%	160	8.78
Dollar General XII	Oct., Nov. & Dec. 2011	42	387,104	100%	14.4	43,004	8.23%	3,539	9.14

Property	Acquisition Date	No. of Buildings	Square Feet	Ownership Percentage	Remaining Lease Term(1)	Base Purchase Price(2)	Capitalization Rate(3)	Annualized Rental Income/NOI(4)	Annualized Rental Income/NOI per Square Foot
Whirlpool II	Nov. 2011	1	700,350	100%	9.8	23,148	7.50%	1,736	2.48
Dollar General XIII	Nov. 2011	1	9,234	100%	14.7	932	8.80%	82	8.88
Fed Ex XIV	Nov. 2011	1	81,612	100%	10.3	4,592	9.49%	436	5.34
Fed Ex XV	Nov. 2011	1	252,505	100%	15	56,000	7.49%	4,194	16.61
Fed Ex XVI	Nov. 2011	1	194,262	100%	10	20,000	7.60%	1,520	7.82
AutoZone II	Nov. 2011	1	6,816	100%	14.4	1,325	7.62%	101	14.82
Aaron's	Dec. 2011	18	214,739	100%	10.8	25,806	7.41%	2,184	10.17
GSA XII (10)	Dec. 2011	1	67,217	100%	7.3	9,520	8.81%	839	12.48
Danfoss	Dec. 2011	1	99,823	100%	9.8	7,487	8.78%	657	6.58
DaVita Dialysis V	Dec. 2011	1	6,502	100%	10.9	3,360	9.14%	307	47.22
Sub-total		482	15,514,727		13.5	2,110,738	8.16%	$172,150	$11.10
Other investments (11)		—	—		—	29,625	—	—	—
		482	15,514,727		13.5	$2,140,363	8.16%	$172,150	$11.10

(1)
Remaining lease term as of December 31, 2011, in years. If the portfolio has multiple locations with varying lease expirations, remaining lease term is calculated on a weighted-average basis. Total remaining lease term is an average of the remaining lease term of the total portfolio.

(2)
Contract purchase price excluding acquisition and transaction-related costs. Acquisition and transaction-related costs include legal costs, acquisition fees paid to the Advisor and closing costs on the property.

(3)
Annualized rental income on a straight-line basis or annualized NOI as applicable, divided by base purchase price. Total capitalization rate is an average of the capitalization rate of the total portfolio.

(4)
Annualized rental income/NOI for net leases is rental income on a straight-line basis as of December 31, 2011, which includes the effect of tenant concessions such as free rent, as applicable. For modified gross leased properties amount is rental income on a straight-line basis as of December 31, 2011, which includes the effect of tenant concessions such as free rent, as applicable, plus operating expense reimbursement revenue less property operating expenses.

(5)	Ownership percentage is 51% of one property and 65% of one property.

(6)	Ownership percentage is 51% of three properties and 100% of the remaining seven properties.

(7)	Includes the September 2010 purchase of a parcel of land with a ground lease which contains a previously purchased CVS pharmacy.

(8)	Ownership percentage is 51% of six properties and 100% of the remaining six properties.

(9)
Property is a parcel of land with a ground lease which contains a building that will be conveyed to the Company at the end of the ground lease. Square footage and number of buildings refers to the building that is constructed on the parcel of land owned by the Company.

(10)
Lease on the property is a modified gross lease. As such, annualized rental income/NOI for this property is rental income on a straight-line basis as of December 31, 2011, which includes the effect of tenant concessions such as free rent, as applicable, plus operating expense reimbursement revenue less property operating expenses.

(11)	Includes a $12.0 million investment in a joint venture and a $17.6 million investment in the common stock of certain publicly traded real estate investment trusts.

The following table details the industry distribution of our portfolio as of December 31, 2011 (dollars in thousands):

Industry	No. of Buildings	Square Feet	Square Foot %	Annualized Rental Income/NOI(1)	Annualized Rental Income/NOI %
Aerospace	1	102,466	0.7%	$1,050	0.6%
Auto Retail	18	129,639	0.8%	2,775	1.6%
Auto Services	29	435,560	2.8%	7,028	4.1%
Consumer Goods	3	95,120	0.6%	1,913	1.1%
Consumer Products	2	1,224,866	7.9%	5,962	3.5%
Discount Retail	76	1,282,385	8.3%	9,954	5.8%
Financial Services	1	64,036	0.4%	1,910	1.1%
Freight	23	2,139,769	13.8%	28,936	16.8%
Gas/Convenience	21	98,320	0.6%	4,247	2.5%
Government Services	14	418,926	2.7%	7,940	4.6%
Healthcare	25	809,296	5.2%	13,646	7.9%
Home Maintenance	4	850,155	5.5%	4,587	2.7%
Manufacturing	7	3,009,833	19.4%	9,765	5.7%
Pharmacy	80	1,069,592	6.9%	30,233	17.6%
Restaurant	46	176,524	1.2%	7,407	4.3%
Retail Banking	91	608,604	3.9%	11,257	6.5%
Specialty Retail	34	2,565,542	16.5%	15,644	9.1%
Supermarket	5	269,094	1.7%	4,332	2.5%
Technology	1	125,000	0.8%	2,522	1.4%
Telecommunications	1	40,000	0.3%	1,042	0.6%
	482	15,514,727	100.0%	$172,150	100.0%

(1)
Annualized rental income/NOI for net leases is rental income on a straight-line basis as of December 31, 2011, which includes the effect of tenant concessions such as free rent, as applicable. For modified gross leased properties amount is rental income on a straight-line basis as of December 31, 2011, which includes the effect of tenant concessions such as free rent, as applicable, plus operating expense reimbursement revenue less property operating expenses.

The following table details the geographic distribution of our portfolio as of December 31, 2011 (dollars in thousands):

State/Possession	Number of Properties	Square Feet	Square Foot %	Annualized Rental Income/NOI(1)	Annualized Rental Income %
ALABAMA	16	158,371	1.0%	$2,395	1.4%
ARIZONA	5	368,773	2.4%	5,334	3.1%
ARKANSAS	6	397,520	2.5%	2,629	1.5%
CALIFORNIA	10	727,032	4.7%	9,118	5.3%
COLORADO	4	88,987	0.6%	1,060	0.6%
FLORIDA	18	184,064	1.2%	4,607	2.7%
GEORGIA	21	949,259	6.1%	7,516	4.4%
IDAHO	2	16,788	0.1%	447	0.2%
ILLINOIS	20	1,948,422	12.5%	11,583	6.7%
INDIANA	4	50,908	0.3%	1,394	0.8%
IOWA	7	801,572	5.2%	2,709	1.6%
KANSAS	9	636,671	4.1%	4,046	2.3%
KENTUCKY	9	322,254	2.1%	5,143	3%
LOUISIANA	21	191,274	1.2%	2,856	1.7%
MAINE	2	45,145	0.3%	1,013	0.6%
MARYLAND	2	165,502	1.1%	4,137	2.4%
MASSACHUSETTS	19	127,214	0.8%	2,738	1.6%
MICHIGAN	26	437,277	2.8%	4,824	2.8%
MINNESOTA	4	117,675	0.8%	1,524	0.9%
MISSISSIPPI	5	51,469	0.3%	1,107	0.6%
MISSOURI	27	667,634	4.3%	9,422	5.5%
NEBRASKA	4	157,286	1.0%	2,528	1.5%
NEVADA	2	32,335	0.2%	636	0.4%
NEW HAMPSHIRE	1	45,968	0.3%	595	0.3%
NEW JERSEY	33	181,753	1.2%	2,757	1.6%
NEW MEXICO	2	12,154	0.1%	316	0.2%
NEW YORK	33	1,046,461	6.7%	20,872	12.1%
NORTH CAROLINA	14	119,216	0.8%	3,217	1.9%
NORTH DAKOTA	1	29,410	0.2%	231	0.1%
OHIO	24	1,983,397	12.8%	12,276	7.1%
OKLAHOMA	7	70,067	0.4%	1,434	0.8%
OREGON	3	10,678	0.1%	388	0.2%
PENNSYLVANIA	42	610,190	3.9%	8,899	5.2%
PUERTO RICO	4	28,880	0.2%	859	0.5%
SOUTH CAROLINA	11	135,678	0.9%	3,629	2.1%
SOUTH DAKOTA	1	43,762	0.3%	296	0.2%
TENNESSEE	8	213,262	1.4%	2,370	1.4%
TEXAS	39	1,000,987	6.5%	16,096	9.3%
UTAH	2	578,286	3.7%	2,855	1.7%
VIRGINIA	6	51,513	0.3%	1,695	1%
WASHINGTON	2	79,021	0.5%	724	0.4%
WEST VIRGINIA	4	138,400	0.9%	1,842	1.1%
WISCONSIN	2	492,212	3.2%	2,033	1.2%
	482	15,514,727	100.0%	$172,150	100.0%

(1)
Annualized rental income/NOI for net leases is rental income on a straight-line basis as of December 31, 2011, which includes the effect of tenant concessions such as free rent, as applicable. For modified gross leased properties amount is rental income on a straight-line basis as of December 31, 2011, which includes the effect of tenant concessions such as free rent, as applicable, plus operating expense reimbursement revenue less property operating expenses.

The following table presents future minimum base rental cash payments due us over the next ten years.  These amounts exclude contingent rent payments, as applicable, that may be collected from certain tenants based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes among other items (amounts in thousands):

Future Minimum Base Rent Payments
2012	$167,731
2013	169,049
2014	171,379
2015	172,379
2016	172,385
2017	173,403
2018	172,731
2019	160,037
2020	154,256
2021	138,487
Thereafter	686,711
$2,338,548

The following table lists the tenant whose square footage represented greater than 10% of total portfolio square footage as of December 31, 2011:

Tenant	Industry	Number of Properties Occupied by Tenant	Square Feet	Square Feet as a % of Total Portfolio	Lease Expiration	Average Remaining Lease Term(1)	Renewal Options	Annualized Rental Income/NOI(2)	Annualized Rental Income/NOI Per Square Foot
FedEx	Freight	23	2,139,769	13.8%	May 2018 - Mar. 2028	10.2	0 to 4 five year options	$28,936	$13.52

(1)	Remaining lease term in years as of December 31, 2011. The tenant has multiple leases with varying lease expirations, remaining lease term is calculated on a weighted-average basis.

(2)	Annualized rental income/NOI for net leases is rental income on a straight-line basis as of December 31, 2011, which includes the effect of tenant concessions such as free rent, as applicable.

Future Lease Expirations Table

The following is a summary of lease expirations for the next ten years at the properties we own as of December 31, 2011 (dollar amounts in thousands):

Year of Expiration	Number of Leases Expiring(1)	Annualized Rental Income/NOI(2)	Percent of Portfolio Annualized Rental Income/NOI Expiring	Leased Rentable Square Feet	Percent of Portfolio Rentable Square Feet Expiring
2012	—	$—	—%	—	—%
2013	—	—	—%	—	—%
2014	2	160	0.1%	9,841	0.1%
2015	—	—	—%	—	—%
2016	3	482	0.3%	27,675	0.2%
2017	1	179	0.1%	12,613	0.1%
2018	67	11,180	6.5%	997,148	6.4%
2019	14	7,765	4.5%	1,123,013	7.2%
2020	14	8,845	5.1%	1,253,713	8.1%
2021	23	19,543	11.4%	3,029,841	19.5%
Total	124	$48,154	28.0%	6,453,844	41.6%

(1)
The 124 leases listed above are with the following tenants: FedEx, Rockland Trust, Rite Aid, PNC Bank, Advanced Auto, IHOP, O’Reilly Auto, Kum & Go, BB&T, DaVita Dialysis, Citizens Bank, Dillons, Coats & Clark, Express Scripts, Wal-Mart, Texas Instruments, 3M, Bojangles, Whirlpool, Wrangler, 7-Eleven, General Electric, Mrs. Baird's, Trader Joe's, U.S. Government, Lockheed Martin, Verizon, Renal Advantage, Lowe's, and Danfoss.

(2)
Annualized rental income/NOI for net leases is rental income on a straight-line basis as of December 31, 2011, which includes the effect of tenant concessions such as free rent, as applicable. For modified gross leased properties amount is rental income on a straight-line basis as of December 31, 2011, which includes the effect of tenant concessions such as free rent, as applicable, plus operating expense reimbursement revenue less property operating expenses.

Item 3. Legal Proceedings.

We are not party to, and none of our properties are subject to, any material pending legal proceedings.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Board of Directors has determined that it is in the best interests of the Company and our stockholders to internalize the management services currently provided by our Advisor and American Realty Capital Properties, LLC, which serves as our property manager (the “Property Manager”).  We intend to become a self-administered REIT and will be managed full-time by William M. Kahane, one of the key executives who built the Company and assembled our property portfolio, and his management team  (the “Internalization”).  As part of the Internalization, we have applied to list our common stock on The NASDAQ Global Select Market under the symbol “ARCT” (the “Listing”).  We anticipate that our common stock will be listed on NASDAQ on or about March 1, 2012. Until such time as the Listing is complete (or the Listing is terminated and the shares are listed or quoted at a future time), we do not anticipate that there will be any public market for our common stock.

This Form 10-K shall not constitute an offer to sell or the solicitation of an offer to buy the securities planned to be offered pursuant to the Registration Statement on Form S-11, nor shall there be any offer or sale of these securities in any jurisdiction in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such jurisdiction. A registration statement relating to these securities has been filed with the SEC but has not yet become effective. These securities may not be sold nor may offers to buy be accepted prior to the time the registration statement becomes effective. The offering will be made only by means of a prospectus which is a part of such registration statement.  You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549, or you may obtain information by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet address at http://www.sec.gov that contains reports, proxy statements and information statements, and other information, which you may obtain free of charge. In addition, copies of our filings with the SEC may be obtained from the website maintained for us and our affiliates at www.americanrealtycap.com.

Pursuant to our initial public offering, which closed in July 2011, we sold shares of our common stock to the public at a price of $10.00 per share and at $9.50 per share pursuant to our distribution reinvestment plan.

Holders

As of January 31, 2012, we had 178.2 million shares of common stock outstanding held by a total of approximately 40,000 stockholders.

Distributions

We have elected to qualify as a REIT for federal income tax purposes commencing with our taxable year ended December 31, 2008. As a REIT, we are required to distribute at least 90% of our REIT taxable income to our stockholders annually. Our distributions are paid on a monthly basis as directed by our Board of Directors. Monthly cash distributions are paid based on daily record and distribution declaration dates so our investors will be entitled to be paid distributions beginning on the day that they are admitted as stockholders. All distributions are recorded as a reduction of stockholders' equity. From a tax perspective, 100%, 99.2% and 100% of the amounts distributed by us during the years ended December 31, 2011, 2010 and 2009, respectively, represent a return of capital. Accordingly, such distributions are deferred for the purpose of being subject to income tax. During the years ended December 31, 2011, 2010 and 2009, distributions totaled $86.6 million, $20.7 million and $3.2 million, respectively, inclusive of $39.1 million, $9.3 million and $1.3 million of common shares issued under the DRIP, respectively. As of December 31, 2011, cash used to pay our distributions is generated from cash received from operating activities (as reported on a GAAP basis). We have paid distributions to our stockholders each month since our initial distribution payment. Distribution payments are dependent on the availability of funds. Our Board of Directors may reduce the amount of distributions paid or suspend distribution payments at any time and therefore distribution payments are not assured.

The following is a chart of quarterly distributions declared and paid during the years ended December 31, 2011 and 2010 and to the date of this Annual Report of Form 10-K (in thousands):

	Total Distributions Paid	Total Distributions Paid in Cash	Total Distributions Paid Through the DRIP
2012:
1st Quarter, 2012	$21,054	$11,465	$9,589
2011:
1st Quarter, 2011	$11,129	$6,225	$4,904
2nd Quarter, 2011	16,703	9,333	7,370
3rd Quarter, 2011	28,000	15,270	12,730
4th Quarter, 2011	30,765	16,696	14,069
Total 2011	$86,597	$47,524	$39,073

2010:
1st Quarter, 2011 (1)	$3,228	$1,821	$1,407
2nd Quarter, 2011	3,845	2,119	1,726
3rd Quarter, 2011	5,680	3,096	2,584
4th Quarter, 2011	7,976	4,375	3,601
Total 2011	$20,729	$11,411	$9,318

(1)Includes the special distribution paid on January 19, 2010 to stockholders of record as of December 31, 2009.

We, our Board of Directors and Advisor have shared a similar philosophy with respect to paying distributions. Distributions should principally be derived from cash flows generated from real estate operations. In order to improve our operating cash flows and our ability to pay distributions from operating cash flows, our related party Advisor agreed to waive certain fees including asset management and property management fees. The Company owed the Advisor an annualized asset management fee of up to 1.0% based on the aggregate contract purchase price of all properties. During the years ended December 31, 2011and 2010 the Company paid asset management fees to the Advisor of $5.6 million and $1.4 million, respectively. The Advisor has elected to waive the remainder of its asset management fee through December 31, 2011. Such fees waived during the years ended December 31, 2011and 2010 were $9.7 million and $4.0 million, respectively. The fees that were waived relating to the activity during 2011 and 2010 are not deferrals and accordingly, will not be paid by the Company. Because the Advisor waived certain fees that we owed, cash flow from operations that would have been paid to the Advisor was available to pay distributions to our stockholders.

In connection with the Internalization, we will terminate the advisory agreement subject to a 60 day notice period (subject to our right to extend this agreement for three consecutive one month periods), without payment or penalty in connection with such termination (other than the prepayment of $3.6 million in respect of the 60 day notice period (constituting 1.00% per annum (prorated for 60 days) of our average unadjusted book value of our real estate assets)).

In connection with the listing of our common stock on NASDAQ, our Sponsor or its affiliate will be entitled to a subordinated incentive listing fee equal to 15% of the amount, if any, by which (a) the market value of our outstanding common stock plus distributions paid by us prior to listing, exceeds (b) the sum of the total amount of capital raised from stockholders during our prior continuous offering and the amount of cash flow necessary to generate a 6% annual cumulative, non-compounded return to such stockholders. For this purpose, (i) the market value of our common stock will be calculated based on the average market value of the shares issued and outstanding at listing over the 30 trading days beginning 180 days after the shares are first listed or included for quotation and (ii) we have agreed with the Ohio Division of Securities that such fee will be paid by the issuance of a non-interest bearing, non-transferrable promissory note that would be subject to mandatory amortization payments from any sale proceeds (except for the interest imputed for tax purposes) (subject to the right of the holder to convert any unpaid portion of the note into shares of our common stock at the end of three years).

Share-Based Compensation Plans

Stock Option Plan

We have a stock option plan (the “Plan”), which authorizes the grant of nonqualified stock options to our independent directors, subject to the absolute discretion of the Board of Directors and the applicable limitations of the Plan. The exercise price for all stock options granted under the Plan was fixed at $10.00 per share until the termination of the Company’s IPO, and thereafter the exercise price for stock options granted to its independent directors will be equal to the fair market value of a share on the last business day preceding the annual meeting of stockholders. As of December 31, 2011 and 2010, we had granted options to purchase 27,000 shares at $10.00 per share, each with a two year vesting period and an expiration of 10 years. A total of 1.0 million shares have been authorized and reserved for issuance under the Plan.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. During the years ended December 31, 2011, 2010 and 2009, no options were forfeited or were exercised, and 9,000, 9,000 and 0 shares became vested, respectively. As of December 31, 2011 and 2010, unvested options to purchase 9,000 and 18,000 shares, respectively, at $10.00 per share remained outstanding with a weighted average contractual remaining life of 7.3 and 8.3 years, respectively. The total compensation charge relating to these option grants was immaterial.

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

Restricted share awards entitle the recipient to common shares under terms that provide for vesting over a specified period of time or upon attainment of pre-established performance objectives. Such awards would typically be forfeited with respect to the unvested shares upon the termination of the recipient’s employment or other relationship with us. Restricted shares may not, in general, be sold or otherwise transferred until restrictions are removed and the shares have vested. Holders of restricted shares may receive cash distributions prior to the time that the restrictions on the restricted shares have lapsed. Any distributions payable in common shares shall be subject to the same restrictions as the underlying restricted shares. As of December 31, 2011 and 2010, 18,000 and 9,000 shares, respectively, had been issued to independent directors under the RSP at a fair value of $10.00 per share. The fair value of the shares are being expensed ratably over the five-year vesting period. There were no restricted shares outstanding as of December 31, 2009.

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

Compensation expense for restricted shares of $1.5 million and $0.4 million was recorded for the years ended December 31, 2011 and 2010. There were no restricted shares outstanding at December 31, 2009.

Use of Proceeds from Sales of Registered Securities and Unregistered Sales of Equity Securities

On January 25, 2008, our registration statement on Form S-11 (File No. 333-145949) covering a public offering of up to 150.0 million shares of common stock, initially at $10.00 per share, for an aggregate offering price of up to $1.5 billion, was declared effective under the Securities Act. The offering commenced on January 25, 2008. We currently intend to offer up to 6.6 million of shares of our common stock in the Offering pursuant to a registration statement on Form S-11 which was filed with the SEC on February 15, 2012, but has not yet been declared effective.

The Company’s affiliated Dealer Manager received selling commissions of 7% of the gross offering proceeds from the sale of the Company’s common stock (as well as sales of long-term notes and exchange transactions) before reallowance of commissions earned by participating broker-dealers. The Dealer Manager re-allowed 100% of commissions earned to participating broker-dealers. In addition, the Dealer Manager received dealer manager fees of 3% of the gross offering proceeds before reallowance to participating broker-dealers. No selling commissions or dealer-manager fees are paid to the Dealer Manager with respect to shares sold under the DRIP.

For the years ended December 31, 2011, 2010 and 2009, including shares sold through our distribution reinvestment plan, we had sold 116.9 million, 46.7 million and 13.4 million shares for gross offering proceeds of $1.2 billion, $461.9 million and $132.9 million, respectively. At December 31, 2011, 2010 and 2009, we had incurred selling commissions, dealer manager fees and other organization and offering costs in the amounts set forth below. The Dealer Manager reallowed all of the selling commissions and a portion of the Dealer Manager fees to participating broker-dealers.

The following table details the results of such activities related to the Dealer Manager (amounts in thousands):

	Year Ended December 31,
	2011	2010	2009
Total commissions paid to Dealer Manager	$114,803	$40,990	$12,277
Less:
Commissions to participating broker dealers	(65,377)	(27,393)	(8,403)
Reallowance to participating broker dealers	(10,048)	(3,642)	(911)
Net to affiliated Dealer Manager(1)	$39,378	$9,955	$2,963

(1)	The Dealer Manager is responsible for commission payments due to its employees as well as its general overhead and various selling related expenses.

The Company will reimburse the Advisor up to 1.5% of its gross offering proceeds. The following table details the results of such activities related to organizational and offering costs reimbursed to the Advisor (amounts in thousands):

	Year Ended December 31,
	2011	2010	2009
Organizational and offering expense reimbursements	$5,949	$4,378	$5,617

Through December 31, 2011, the net offering proceeds to us, after deducting the total expenses paid as described above, were $1.5 billion including net offering proceeds from our distribution reinvestment plan of $49.9 million and the effect of common stock redemptions of $13.5 million. We have used the net proceeds from our on-going initial public offering to purchase or fund $2.2 billion of real estate investments, including acquisition fees and closing costs.

During the years ended December 31, 2011, 2010 and 2009, we did not sell any equity securities that were not registered under the Securities Act.

Share Repurchase Program

Our Board of Directors has adopted a Share Repurchase Program (“SRP”) that enables our stockholders to sell their shares to us in limited circumstances. Our SRP permits investors to sell their shares back to us after they have held them for at least one year, subject to the significant conditions and limitations described below.

On February 15, 2012, we provided notice to our stockholders that the SRP would terminate immediately, subject to the Internalization and the Listing.
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

Our Board of Directors may choose to amend, suspend or terminate our SRP upon 30 day notice at any time. Additionally, we will be required to discontinue sales of shares under the DRIP plan on the earlier of July 25, 2011, which is three years from the effective date of the offering as extended by the follow-on offering, or the date we sell all of the shares registered for sale under the DRIP. Because the repurchase of shares will be partially funded with the net proceeds we receive from the sale of shares under the DRIP, the discontinuance or termination of the DRIP may adversely affect our ability to purchase shares under the SRP. We would notify investors of such developments: (i) in the annual or quarterly reports mentioned above, or (ii) by means of a separate mailing to investors, accompanied by disclosure in a current or periodic report under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). During the offering, we would also include this information in a prospectus supplement or post-effective amendment to the registration statement, as then required under federal securities laws.

Our share repurchase program is only intended to provide interim liquidity for stockholders until a liquidity event occurs, such as listing of the shares on the New York Stock Exchange or NASDAQ Stock Market, or our merger with a listed company. The SRP will be terminated if the shares become listed on a national securities exchange, such as in connection with our Listing. We cannot guarantee that the Listing will be successfully completed or that a liquidity event will occur.

The shares we purchase under our SRP will be canceled and return to the status of authorized but unissued shares. We do not intend to resell such shares to the public unless such resale is first registered with the SEC under the Securities Act and under appropriate state securities laws or otherwise conducted in compliance with such laws.

The following table summarizes our stock repurchase program activity cumulatively to date as of December 31, 2011. The value of redemptions did not exceed distribution reinvestment elections by stockholders (dollars in thousands except for cost per share):

	Redemption Requests and Shares Redeemed
Year Ended December 31,	Shares	Value	Average Cost per share
2009	3,000	$29	$9.65
2010	299,528	2,933	9.79
2011	1,070,950	10,511	9.81
Cumulative redemptions as of December 31, 2011(1)	1,373,478	13,473	$9.81
Value of shares issued through DRIP		49,828
Excess		$36,355

(1)	Cumulative share redemptions include 0.3 million shares with a value of $2.8 million which have been approved for redemption as of December 31, 2011, and were paid to stockholders in January 2012.

Item 6. Selected Financial Data.

The following selected financial data as of and for the years ended December 31, 2011, 2010, 2009, 2008 and as of and for the period from August 17, 2007 (date of inception) to December 31, 2007 should be read in conjunction with the accompanying consolidated financial statements and related notes thereto and “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations” below:

Balance sheet data (amounts in thousands):

	December 31,
	2011	2010	2009	2008	2007
Total real estate investments, at cost	$2,126,171	$882,593	$338,556	$164,770	$—
Total assets	2,130,575	914,054	339,277	164,942	938
Total short-term borrowings	—	—	15,878	30,926	—
Mortgage notes payable	673,978	372,755	183,811	112,742	—
Long-term notes payable	—	12,790	13,000	1,090	—
Revolving credit facilities	10,000	—	—	—	—
Below market lease liabilities, net	8,150	8,454	9,085	9,400	—
Total liabilities	730,371	411,390	228,721	163,183	738
Total equity	1,400,204	502,664	110,556	1,759	200

Operating data (amounts in thousands, except share and per share data):

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008	For the Period from August 17, 2007 (date of inception) to December 31, 2007
Total revenues	$129,120	$44,773	$14,964	$5,546	$—
Expenses:
Acquisition and transaction related costs	30,005	12,471	506	—	—
Property operating	5,297
Asset management fees to affiliate	5,572	1,350	145	4	—
General and administrative	4,167	1,444	507	380	1
Depreciation and amortization	68,940	21,654	8,315	3,056	—
Total operating expenses	113,981	36,919	9,473	3,440	1
Operating income (loss)	15,139	7,854	5,491	2,106	(1)
Other income (expenses):
Interest expense	(37,373)	(18,109)	(10,352)	(4,774)	—
Equity in income of unconsolidated joint venture	96	—	—	—	—
Other income	766	765	51	3	—
Gains (losses) on derivative instruments	(2,539)	(305)	495	(1,618)	—
Gains on disposition of property	(44)	143	—	—	—
Total expenses	(39,094)	(17,506)	(9,806)	(6,389)	—
Net loss	(23,955)	(9,652)	(4,315)	(4,283)	(1)
Net income (loss) attributable to non-controlling interests	(1,121)	(181)	49	—	—
Net loss attributable to American Realty Capital Trust, Inc.	$(25,076)	$(9,833)	$(4,266)	$(4,283)	$(1)
Other data:
Cash flows provided by (used in) operations	$49,525	$9,864	$(2,526)	$4,013	$(200)
Cash flows used in investing activities	$(1,203,365)	$(555,136)	$(173,786)	$(97,456)	$—
Cash flows provided by financing activities	$1,155,184	$572,247	$180,435	$94,330	$200
Net loss per common share – basic and diluted	$(0.20)	$(0.31)	$(0.74)	$(6.02)	$—
Distributions declared	$0.70	$0.70	$0.67	$0.65	$—
Weighted-average number of common shares outstanding, basic and diluted	133,730,159	32,539,393	5,768,761	711,524	—

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our accompanying financial statements. We are externally managed by our advisor, American Realty Capital Advisors, LLC (the "Advisor"). The following information contains forward-looking statements, which are subject to risks and uncertainties. Should one or more of these risks or uncertainties materialize, actual results may differ materially from those expressed or implied by the forward-looking statements. Please see “Forward-Looking Statements” above for a description of these risks and uncertainties.

Overview

We are a Maryland corporation, incorporated on August 17, 2007, that elected to be taxed as a real estate investment trust ("REIT") for federal income tax purposes, beginning with the taxable year ended December 31, 2008. As a REIT, we generally are not subject to corporate-level income taxes. To maintain our REIT status, we are required, among other requirements, to distribute annually at least 90% of our “REIT taxable income,” as defined by the Internal Revenue Code of 1986, as amended (the “Code”), to our stockholders. If we fail to qualify as a REIT in any taxable year, we would be subject to federal income tax on our taxable income at regular corporate tax rates.

On January 25, 2008, we commenced an initial public offering (the "IPO") on a “best efforts” basis of up to 150.0 million shares of common stock offered at a price of $10.00 per share, subject to certain volume and other discounts, pursuant to a registration statement on Form S-11 (File No. 333-145949) (the “Registration Statement”) filed with the U.S. Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, as amended. The Registration Statement also covered up to 25.0 million shares of common stock available pursuant to a distribution reinvestment plan (the “DRIP”) under which our stockholders may elect to have their distributions reinvested in additional shares of our common stock at the greater of $9.50 per share, or 95% of the estimated value of a share of common stock.

On August 5, 2010, we filed a registration statement on Form S-11 to register 32.5 million shares of common stock in connection with a follow-on offering. The IPO was originally set to expire on January 25, 2011, three years after its effective date. However, as permitted by Rule 415 of the Securities Act, we were permitted to continue our IPO until July 25, 2011. On July 18, 2011, our IPO closed. All shares registered under the IPO and 22.2 million shares available under the DRIP were allocated to the IPO and sold. On July 11, 2011, we withdrew the registration for the additional 32.5 million shares in connection with the follow-on offering. In addition, on July 15, 2011, we filed a registration statement on Form S-3 to register an additional 24.0 million shares of common stock to be used for the DRIP.

Our Board of Directors has determined that it is in the best interests of the Company and our stockholders to internalize the management services currently provided by our Advisor and American Realty Capital Properties, LLC, which serves as our property manager (the “Property Manager”) concurrently with the listing (the "Listing"), of our shares of common stock on the NASDAQ Global Select Market, or NASDAQ.  We intend to become a self-administered REIT and will be managed full-time by William M. Kahane, one of the key executives who founded our Company and was intricately involved in the acquisition of our property portfolio, together with certain members of our management team  or our Internalization.  As part of our Internalization, we have applied to list shares of our common stock on NASDAQ under the symbol “ARCT”, which we anticipate will occur on or about March 1, 2012. Further, we are offering for sale up to 6.6 million shares of our common stock in an underwritten public offering pursuant to a registration statement on Form S-11 filed on February 15, 2012 with the SEC (the “Offering”). This registration is not yet effective, Upon consummation of the Listing, we expect to complete our Internalization and terminate our existing Advisory Agreement with our Advisor, subject to a 60-day transition period (subject to our right to extend this agreement for up to three months) and we will purchase our Property Manager from AR Capital II, LLC (formerly American Realty Capital II, LLC) for $10.00. On or promptly upon completion of the Listing, we also intend to offer to purchase an amount in value of our shares of common stock between $200 million and $250 million pursuant to a tender offer. In accordance with the expected terms of our tender offer with the final purchase price being determined through a modified Dutch auction process, (the "Tender Offer"), we will select the lowest price, not greater than $11.00 nor less than $10.50 per share, that will allow us to purchase $250.0 million in value of our shares of common stock, or a lower amount depending upon the number of shares of our common stock properly tendered and not withdrawn based on the selection from three different tender price ranges within that range.

This Form 10-K shall not constitute an offer to sell or the solicitation of an offer to buy the securities planned to be offered pursuant to the Registration Statement on Form S-11, nor shall there be any offer or sale of these securities in any jurisdiction in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such jurisdiction. A registration statement relating to these securities has been filed with the SEC but has not yet become effective. These securities may not be sold nor may offers to buy be accepted prior to the time the registration statement becomes effective. The offering will be made only by means of a prospectus which is a part of such registration statement.  You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549, or you

may obtain information by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet address at http://www.sec.gov that contains reports, proxy statements and information statements, and other information, which you may obtain free of charge. In addition, copies of our filings with the SEC may be obtained from the website maintained for us and our affiliates at www.americanrealtycap.com.

This Form 10-K is for informational purposes only and is not an offer to buy or the solicitation of an offer to sell any shares. The full details of the modified “Dutch auction” tender offer, including complete instructions on how to tender shares, will be included in the offer to purchase, the letter of transmittal and related materials, which will become available to stockholders promptly following commencement of the offer. Stockholders should read carefully the offer to purchase, the letter of transmittal and other related materials when they are available because they will contain important information. Stockholders may obtain free copies, when available, of the offer to purchase and other related materials that will be filed by the Company with the Securities and Exchange Commission at the Commission's website at www.sec.gov. When available, stockholders also may obtain a copy of these documents, free of charge, from the Company.

As of December 31, 2011, we had 178.0 million shares of common stock outstanding including shares issued under the DRIP and the restricted share plan. Total gross proceeds from these issuances were $1.8 billion, including shares issued pursuant to the DRIP. As of December 31, 2011, the aggregate value of all share issuances and subscriptions outstanding was $1.8 billion based on a per share value of $10.00 (or $9.50 for shares issued under the DRIP). As of December 31, 2011, 1.4 million shares of common stock had been redeemed under our stock repurchase program at a value of $13.5 million. Of that amount, 0.3 million shares with a redemption value of $2.8 million were accrued for redemption at December 31, 2011, and subsequently paid to stockholders in January 2012.

We have used the proceeds of our IPO to acquire a diverse portfolio of real estate properties consisting primarily of freestanding, single-tenant properties net leased to investment grade and other creditworthy tenants throughout the United States and Puerto Rico. We intend to use the proceeds from the Offering to repay indebtedness under our existing line of credit with RBS Citizens, N.A. We typically fund our acquisitions with a combination of equity and debt and in certain cases we may use only equity capital or we may fund a portion of the purchase price of an acquisition through investments from third parties. We expect to arrange long-term financing on both a secured and unsecured fixed rate basis. We intend to continue to grow our existing relationships and develop new relationships throughout the various markets we serve, which we expect will lead to further acquisition opportunities. As of December 31, 2011, our leverage ratio was 31.7%, or 30.1% including cash and cash equivalents of $33.3 million. Our Company began the process to garner a corporate credit rating and received its first rating from a major rating agency in late-2010.  By early-2011, the Company secured a second corporate credit rating from another major rating agency.  The Company intends to focus on improving its balance sheet and performance metrics in keeping with the rating agencies methodologies.  We intend to maintain leverage, coverage and other levels consistent with our existing ratings and to seek to have our ratings increased when appropriate.

As of December 31, 2011, we owned 482 properties with 15.5 million square feet, 100% leased with a weighted average remaining lease term of 13.5 years. In constructing our portfolio, we are committed to diversification (industry, tenant and geography). As of December 31, 2011, rental revenues derived from investment grade tenants, as rated by major rating agencies, represented 71.6% of annualized rental income on a straight-line basis. Our strategy encompasses receiving the majority of our revenue from investment grade tenants.

Substantially all of our business is conducted through the OP. We are the sole general partner and following the internalization we will own a 99.99% partnership interest in the OP. The Advisor is the sole limited partner and will be the owner of 0.01% (non-controlling interest) of the partnership interests of the OP. The limited partner interests have the right to convert OP units into cash or, at our option, an equal number of our common shares, as allowed by the limited partnership agreement.

Real estate-related investments are higher-yield and higher-risk investments than real properties, if we elect to acquire such investments. The real estate-related investments in which we may invest include: (i) mortgage loans; (ii) equity securities such as common stocks, preferred stocks and convertible preferred securities of real estate companies; (iii) debt securities, such as mortgage-backed securities, commercial mortgages, mortgage loan participations and debt securities issued by other real estate companies; and (iv) certain types of illiquid securities, such as mezzanine loans and bridge loans. While we may invest in any of these real estate-related investments, our Advisor, with the support of our Board of Directors, has elected to suspend all activities relating to acquiring real estate-related investments, except for selected investments in common stock of publicly traded companies, for an indefinite period based on the current adverse climate affecting the capital markets. Since our inception, we have not acquired any real estate-related investments, other than investments in common stock of other REITs.

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

Recently Issued Accounting Pronouncements

Recently issued accounting pronouncements are described in Note 2 —Summary of Significant Accounting Policies to our consolidated financial statements.

Results of Operations

As of December 31, 2011, we owned 482 properties which were 100% leased, compared to 259 properties at December 31, 2010. Accordingly, our results of operations for the year ended December 31, 2011, as compared to the year ended December 31, 2010, reflect significant increases in most categories.

Comparison of Year Ended December 31, 2011 to Year Ended December 31, 2010

Rental Income

Rental income increased $80.1 million to $124.9 million for the year ended December 31, 2011, compared to $44.8 million for the year ended December 31, 2010. The increase in rental income was driven by our acquisition of $1.2 billion of net leased properties subsequent to December 31, 2010, with total square footage of 10.2 million square feet. These properties, acquired at an average 8.0% capitalization rate, defined as annualized rental income on a straight-line basis divided by base purchase price, are leased from 5 to 30 years primarily to investment grade tenants. All properties were 100% leased in both periods. Annualized average rental income per square foot was $11.10 at December 31, 2011 compared to $13.76 at December 31, 2010.

Operating Expense Reimbursements

Operating expense reimbursements were $4.3 million for the year ended December 31, 2011. Operating expense reimbursements represent reimbursements for taxes, property maintenance and other charges contractually due from tenants per their respective lease agreements. There were no property operating expense reimbursements for the year ended December 31, 2010.

Acquisition and Transaction Related Costs

Acquisition and transaction related costs increased $17.5 million to $30.0 million for the year ended December 31, 2011, compared to $12.5 million for the years ended December 31, 2010. The increase in acquisition and transaction related costs was driven by our increase in acquisition related activity during 2011 as compared to 2010.

Property Expenses

Property expenses were $5.3 million for the year ended December 31, 2011 and are mainly real estate taxes, ground lease rent, insurance and repairs and maintenance expenses. There were no property expenses for the year ended December 31, 2010.

Fees to Affiliate

Asset Management Fee:

Our Advisor is entitled to fees for the management of our day-to-day operations and our properties, as well as fees for purchases and sales of properties. The Advisor was paid $5.6 million and $1.4 million for the years ended December 31, 2011 and 2010, respectively, and had elected to waive $9.7 million and $4.0 million of asset management fees for the years ended December 31, 2011 and 2010, respectively. On June 7, 2011, the agreement with the Advisor was amended such that now our Board of Directors, subject to the Advisor’s approval, on a prospective basis, may elect to pay an amount equivalent to the waived fees in performance based restricted shares. We will record expense for such shares if the Board of Directors approves the issuance of the shares.

In connection with the Internalization, we will terminate the advisory agreement subject to a 60 day notice period (subject to our right to extend this agreement for three consecutive one month periods), without payment or penalty in connection with such termination (other than the prepayment of $3.6 million in respect of the 60 day notice period (constituting 1.00% per annum (prorated for 60 days) of our average unadjusted book value of our real estate assets)).

In connection with the listing of our common stock on NASDAQ, our Sponsor or its affiliate will be entitled to a subordinated incentive listing fee equal to 15% of the amount, if any, by which (a) the market value of our outstanding common stock plus distributions paid by us prior to listing, exceeds (b) the sum of the total amount of capital raised from stockholders during our prior continuous offering and the amount of cash flow necessary to generate a 6% annual cumulative, non-compounded return to such stockholders. For this purpose, (i) the market value of our common stock will be calculated based on the average market value of the shares issued and outstanding at listing over the 30 trading days beginning 180 days after the shares are first listed or included for quotation and (ii) we have agreed with the Ohio Division of Securities that such fee will be paid by the issuance of a non-interest bearing, non-transferrable promissory note that would be subject to mandatory amortization payments from any sale proceeds (except for the interest imputed for tax purposes) (subject to the right of the holder to convert any unpaid portion of the note into shares of our common stock at the end of three years).

Property Management Fee:

Our affiliated Property Manager had elected to waive the property management fees payable to it for the years ended December 31, 2011 and 2010 in order to improve our working capital. Such fees represent amounts that, had they not been waived, would have been paid to our Property Manager to manage and lease our properties. For the years ended December 31, 2011 and 2010, we would have incurred property management fees of $2.4 million and $0.8 million, respectively, had the fees not been waived.

General and Administrative Expenses

General and administrative expenses increased $2.8 million to $4.2 million for the year ended December 31, 2011, compared to $1.4 million for the year ended December 31, 2010. The increase in general and administrative expenses primarily related to increases in restricted stock amortization expense of $1.0 million and professional fees of $0.8 million to support our larger real estate portfolio.

Depreciation and Amortization Expense

Depreciation and amortization expense increased $47.2 million to $68.9 million for the year ended December 31, 2011, compared to $21.7 million for the year ended December 31, 2010. The increase in depreciation and amortization expense was the result of our acquisition of real estate subsequent to December 31, 2010. These properties were placed into service when acquired and are being depreciated for the period held.

Interest Expense

Interest expense increased $19.3 million to $37.4 million for the year ended December 31, 2011, compared to $18.1 million for the year ended December 31, 2010. The increase in interest expense was mainly the result of a higher debt balance due to the financing of a portion of our property acquisitions. The average first mortgage debt balance for the years ended December 31, 2011 and 2010 was $574.1 million and $263.1 million, respectively. The increase in the average mortgage debt balance was partially offset by a decrease in the average interest rate on debt to 5.27% at December 31, 2011 from 5.73% at December 31, 2010. We view these secured financing sources as an efficient and accretive means to acquire properties.

Our interest expense in future periods will vary based on our level of future borrowings, which will depend on the cost of borrowings and the opportunity to acquire real estate assets which meet our investment objectives.

Other Income, Net

Other income was $0.8 million for the years ended December 31, 2011 and 2010. Other income is mainly comprised of interest earned on cash and cash equivalents and distribution income.

Equity in Income of Unconsolidated Joint Venture

Equity in income of unconsolidated joint venture was $0.1 million for the year ended December 31, 2011. This income represents our share of the profit and loss in a joint venture real estate investment with an affiliated entity. Income from unconsolidated joint venture was immaterial for the year ended December 31, 2010.

Unrealized Loss on Derivative Instruments

Unrealized loss on the fair value of derivative instruments was $2.5 million for the year ended December 31, 2011 compared to a loss of $0.3 million for the year ended December 31, 2010. These unrealized losses are related to marking our derivative instruments to fair value.

Gain (Loss) on Disposition of Property

Loss on the disposition of property of $44,000 for the year ended December 31, 2011 was realized from the sale of a property leased to PNC Bank in January 2011. Gain on the disposition of property of $0.1 million for the year ended December 31, 2010 was realized from the sale of a property leased to PNC Bank in September 2010.

Comparison of Year Ended December 31, 2010 to Year Ended December 31, 2009

As of December 31, 2010, we owned 259 properties which are 100% leased, compared to 126 properties which were 100% leased at December 31, 2009. Accordingly, our results of operations for the year ended December 31, 2010 as compared to the year ended December 31, 2009 reflect significant increases in most categories.

Rental Income

Rental income increased $29.8 million to $44.8 million for the year ended December 31, 2010, compared to $15.0 million for the year ended December 31, 2009. The increase in rental income was driven by our acquisition of $537.5 million of net leased properties during 2010 with total square footage of 3.6 million an increase of 211.8% from the square footage we held at December 31, 2009. These properties, acquired at an average 8.55% capitalization rate, defined as annualized rental income on a straight-line basis divided by base purchase price, are leased from 4 to 25 years primarily to investment grade tenants.

Acquisition and Transaction Related Costs

Acquisition and transaction related costs increased $12.0 million to $12.5 million for the year ended December 31, 2010, compared to $0.5 million for the year ended December 31, 2009. The increase in acquisition and transaction related costs was driven by our acquisition of $537.5 million of net leased properties during 2010, compared to the acquisition of $173.8 million of net leased properties during 2009.

Fees to Affiliate

Asset Management Fee:

Our Advisor is entitled to fees for the management of our day-to-day operations and our properties, as well as fees for purchases and sales of properties. The Advisor has elected to waive all but $1.4 million and $0.1 million of asset management fees for the years ended December 31, 2010 and 2009, respectively. For the years ended December 31, 2010 and 2009, we would have incurred additional asset management fees of $4.0 million and $1.8 million, respectively, had they not been waived.

Property Management Fee:

Our affiliated Property Manager has elected to waive the property management fees payable to it for the years ended December 31, 2010 and 2009 in order to improve our working capital. Such fees represent amounts that, had they not been waived, would have been paid to our Property Manager to manage and lease our properties. For the years ended December 31, 2010 and 2009, we would have incurred property management fees of $0.8 million and $0.3 million, respectively, had the fees not been waived.

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

Other Income, Net

Other income for the year ended December 31, 2010 was $0.8 million compared to $51,000 for the year ended December 31, 2009. Other income in 2010 was primarily related to $0.5 million of excess proceeds received over the amortized costs of the property sold in joint venture and other agreements with third parties net of related federal and state income tax effects, $0.1 million of fees collected related to an investment in a joint venture with an affiliate, and $0.1 million of fees collected for early lease terminations and interest income on cash deposits. Other income in 2009 was related to interest income on cash deposits.

Unrealized Loss on Derivative Instruments

Loss in the fair value of derivative instruments was $0.3 million for the year ended December 31, 2010 compared to a gain of $0.5 million for the year ended December 31, 2009. These losses are related to marking our derivative instruments to fair value.

Gain (loss) on Disposition of Property

Gains on the disposition of property of $0.1 million for the year ended December 31, 2010, were realized from the sale of a property leased to PNC Bank in September 2010.

Cash Flows for the Year Ended December 31, 2011

During the year ended December 31, 2011, net cash provided by operating activities was $49.5 million. The level of cash flows provided by operating activities is affected by acquisition and transaction costs incurred and the timing of interest payments and amount of borrowings outstanding during the period. It is also affected by the receipt of scheduled rent payments. Net cash provided by operating activities primarily relates to net loss adjusted for non-cash items of $53.0 million as well as an increase in accounts payable and accrued expenses of $5.6 million and an increase in deferred rent of $2.8 million due to the timing of the receipt of rental payments, partially offset by an increase in prepaid expenses and other assets of $11.8 million, principally resulting from an increase in accounts receivable for straight-line rent of $6.6 million during the year ended December 31, 2011.

Net cash used in investing activities during the year ended December 31, 2011 was $1.2 billion. Cash used in investing activities was principally related to $1.2 billion for acquisitions, $17.6 million for investment securities purchased, and $0.4 million for capital expenditures, partially offset by $0.8 million of distributions received from an unconsolidated joint venture and $0.6 million of proceeds from the disposition of real estate during the year ended December 31, 2011.

Net cash provided by financing activities totaled $1.2 billion during the year ended December 31, 2011. Cash provided by financing activities in 2011 was used for property acquisitions. Cash provided by financing activities primarily relates to proceeds from the issuance of our common stock of $992.3 million, net proceeds from mortgage notes payable after the effect of principal repayments of $243.8 million, and proceeds from revolving credit facilities of $10.0 million, partially offset by distributions to common stockholders of $48.5 million, payments of financing costs of $16.8 million, payments for common stock redemptions of $8.1 million, the repayment of long-term notes payable of $12.8 million, increases in restricted cash of $2.6 million and distributions to non-controlling interest holders of $2.0 million.

Cash paid for interest during the year ended December 31, 2011 was $32.2 million.

Cash Flows for the Year Ended December 31, 2010

During the year ended December 31, 2010, net cash provided by operating activities was $9.9 million. The level of cash flows provided by operating activities is affected by both the timing of interest payments and amount of borrowings outstanding during the period. It is also affected by the receipt of scheduled rent payments. Net cash provided by operating activities primarily relates to net loss adjusted for non-cash items of $12.7 million as well as the increase in deferred rent and other liabilities of $2.7 million and accounts payable and accrued expenses of $2.1 million, partially offset by an increase in prepaid expenses and other assets of $7.6 million principally resulting from the prepayment of $4.4 million of asset management, and straight line rent adjustments of $2.1 million incurred during the year ended December 31, 2010.

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

Liquidity and Capital Resources

Our Board of Directors has determined that it is in the best interests of the Company and our stockholders to internalize the management services currently provided by our Advisor and American Realty Capital Properties, LLC, which serves as our property manager (the “Property Manager”) concurrently with the listing (the "Listing"), of our shares of common stock on the NASDAQ Global Select Market, or NASDAQ.  We intend to become a self-administered REIT and will be managed full-time by William M. Kahane, one of the key executives who founded our Company and was intricately involved in the acquisition of our property portfolio, together with certain members of our management team  or our Internalization.  As part of our Internalization, we have applied to list shares of our common stock on NASDAQ under the symbol “ARCT”, which we anticipate will occur on or about March 1, 2012. Further, we are offering for sale up to 6.6 million shares of our common stock in an underwritten public offering pursuant to a registration statement on Form S-11 filed on February 15, 2012 with the SEC (the “Offering”). This registration is not yet effective, Upon consummation of the Listing, we expect to complete our Internalization and terminate our existing Advisory Agreement with our Advisor, subject to a 60-day transition period (subject to our right to extend this agreement for up to three months) and we will purchase our Property Manager from AR Capital II, LLC (formerly American Realty Capital II, LLC) for $10.00. On or promptly upon completion of the Listing, we also intend to offer to purchase an amount in value of our shares of common stock between $200 million and $250 million pursuant to a tender offer. In accordance with the expected terms of our tender offer with the final purchase price being determined through a modified Dutch auction process, (the "Tender Offer"), we will select the lowest price, not greater than $11.00 nor less than $10.50 per share, that will allow us to purchase $250.0 million in value of our shares of common stock, or a lower amount depending upon the number of shares of our common stock properly tendered and not withdrawn based on the selection from three different tender price ranges within that range.

This Form 10-K shall not constitute an offer to sell or the solicitation of an offer to buy the securities planned to be offered pursuant to the Registration Statement on Form S-11, nor shall there be any offer or sale of these securities in any jurisdiction in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such jurisdiction. A registration statement relating to these securities has been filed with the SEC but has not yet become effective. These securities may not be sold nor may offers to buy be accepted prior to the time the registration statement becomes effective. The offering will be made only by means of a prospectus which is a part of such registration statement.  You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549, or you may obtain information by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet address at http://www.sec.gov that contains reports, proxy statements and information statements, and other information, which you may obtain free of charge. In addition, copies of our filings with the SEC may be obtained from the website maintained for us and our affiliates at www.americanrealtycap.com.

This Form 10-K is for informational purposes only and is not an offer to buy or the solicitation of an offer to sell any shares. The full details of the modified “Dutch auction” tender offer, including complete instructions on how to tender shares, will be included in the offer to purchase, the letter of transmittal and related materials, which will become available to stockholders promptly following commencement of the offer. Stockholders should read carefully the offer to purchase, the letter of transmittal and other related materials when they are available because they will contain important information. Stockholders may obtain free copies, when available, of the offer to purchase and other related materials that will be filed by the Company with the Securities and Exchange Commission at the Commission's website at www.sec.gov. When available, stockholders also may obtain a copy of these documents, free of charge, from the Company.

Our principal demands for funds will continue to be for property acquisitions, either directly or through investment interests, for the payment of operating expenses, distributions to our investors, and for the payment of principal and interest on our outstanding indebtedness. Generally, cash needs for property acquisitions will be met through proceeds from the sale of common stock through our public offering, mortgage financings and financings with our revolving credit facility. We may also from time to time enter into other agreements with third parties whereby third parties will make equity investments in specific properties or groups of properties that we acquire.

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

As of December 31, 2011, we had issued 178.0 million shares of common stock. Total gross proceeds from these issuances were $1.8 billion. As of December 31, 2011, the aggregate value of all share issuances and subscriptions outstanding was $1.8 billion based on a per share value of $10.00 (or $9.50 for shares issued under the Distribution Reinvestment Plan, or "DRIP"). As of December 31, 2011, we had $33.3 million of cash and cash equivalents and $17.3 million of marketable securities on hand. We became fully deployed in investment properties by the end of January 2012, other than cash and cash equivalents and marketable securities, which are reserved for working capital and general liquidity purposes.  With the stabilization of the investment portfolio, we expect to significantly increase the amount of cash flow generated from operating activities in future periods.  Such increased cash flow will positively impact the amount of funds available for distributions.

As of December 31, 2011, there were no additional shares available for issuance under the current registration statement excluding shares available to be issued under the DRIP.

On February 15, 2012, we provided notice to our stockholders that the SRP would terminate immediately, subject to the Internalization and the Listing.

The following table summarizes our stock repurchase program activity cumulatively to date as of December 31, 2011. The value of redemptions did not exceed distribution reinvestment elections by stockholders (dollars in thousands except for cost per share):

	Redemption Requests and Shares Redeemed
Year Ended December 31,	Shares	Value	Average Cost per share
2009	3,000	$29	$9.65
2010	299,528	2,933	9.79
2011	1,070,950	10,511	9.81
Cumulative redemptions as of December 31, 2011(1)	1,373,478	13,473	$9.81
Value of shares issued through DRIP		49,828
Excess		$36,355

(1)	Redemptions include 0.3 million shares with a value of $2.8 million which have been approved for redemption as of December 31, 2011, and were paid to stockholders in January 2012.

Acquisitions

Our Advisor evaluated potential acquisitions of real estate and real estate related assets and engaged in negotiations with sellers and borrowers on our behalf. Investors should be aware that after a purchase contract is executed that contains specific terms the property will not be purchased until the successful completion of due diligence and negotiation of final binding agreements. During this period, we may decide to temporarily invest cash and cash equivalents in certain investments that could yield lower returns than the properties. These lower returns may affect our ability to make distributions.

Funds from Operations and Adjusted Funds from Operations

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

The historical accounting convention used for real estate assets requires straight-line depreciation of buildings and improvements, which implies that the value of real estate assets diminishes predictably over time, especially if such assets are not adequately maintained or repaired and renovated as required by relevant circumstances and/or is requested or required by lessees for operational purposes in order to maintain the value disclosed. We believe that, since real estate values historically rise and fall with market conditions, including inflation, interest rates, the business cycle, unemployment and consumer spending, presentations of operating results for a REIT using historical accounting for depreciation may be less informative. Historical accounting for real estate involves the use of GAAP. Any other method of accounting for real estate such as the fair value method cannot be construed to be any more accurate or relevant than the comparable methodologies of real estate valuation found in GAAP. Nevertheless, we believe that the use of FFO, which excludes the impact of real estate related depreciation and amortization, provides a more complete understanding of our performance to investors and to management, and when compared year over year, reflects the impact on our operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses, and interest costs, which may not be immediately apparent from net income. However, FFO and adjusted funds from operations ("AFFO"), as described below, should not be construed to be more relevant or accurate than the current GAAP methodology in calculating net income or in its applicability in evaluating our operating performance. The method utilized to evaluate the value and performance of real estate under GAAP should be construed as a more relevant measure of operational performance and considered more prominently than the non-GAAP FFO and AFFO measures and the adjustments to GAAP in calculating FFO and AFFO.

We consider funds from operations, or FFO, and FFO, as adjusted to exclude acquisition-related fees and expenses, or AFFO, useful indicators of the performance of a REIT. Because FFO calculations exclude such factors as depreciation and amortization of real estate assets and gains or losses from sales of operating real estate assets (which can vary among owners of identical assets in similar conditions based on historical cost accounting and useful-life estimates), they facilitate comparisons of operating performance between periods and between other REITs in our peer group. Accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves.

Additionally, we believe that AFFO, by excluding acquisition-related fees and expenses, provides information consistent with management's analysis of the operating performance of the properties. By providing AFFO, we believe we are presenting useful information that assists investors and analysts to better assess the sustainability of our operating performance. Further, we believe AFFO is useful in comparing the sustainability of our operating performance with the sustainability of the operating performance of other real estate companies, including exchange-traded and non-traded REITs.

As a result, we believe that the use of FFO and AFFO, together with the required GAAP presentations, provide a more complete understanding of our performance relative to our peers and a more informed and appropriate basis on which to make decisions involving operating, financing, and investing activities.

FFO and AFFO are non-GAAP financial measures and do not represent net income as defined by GAAP. FFO and AFFO do not represent cash flows from operations as defined by GAAP, are not indicative of cash available to fund all cash flow needs and liquidity, including our ability to pay distributions and should not be considered as alternatives to net income, as determined in accordance with GAAP, for purposes of evaluating our operating performance. Other REITs may not define FFO in accordance with the current National Association of Real Estate Investment Trusts, or NAREIT, definition (as we do) or may interpret the current NAREIT definition differently than we do and/or calculate AFFO differently than we do. Consequently, our presentation of FFO and AFFO may not be comparable to other similarly titled measures presented by other REITs.

The below table reflects the items deducted or added to net income (loss) in our calculation of FFO and AFFO for the year ended December 31, 2011 (in thousands). Items are presented net of non-controlling interest portions where applicable.

	Three Months Ended
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011	Total
Net loss (in accordance with GAAP)	$(4,520)	$(9,517)	$(5,661)	$(5,378)	$(25,076)
Loss on disposition of property	44	—	—	—	44
Other non-cash losses	102	—	—	—	102
Depreciation and amortization	9,711	15,007	19,591	23,688	67,997
FFO	5,337	5,490	13,930	18,310	43,067
Acquisition fees and expenses	7,132	10,688	5,554	6,628	30,002
Amortization of above-market lease assets and liabilities	(76)	(76)	(76)	(76)	(304)
Non-cash mark-to-market adjustments	(142)	(6)	3,114	(427)	2,539
Non-cash amortization of restricted stock	355	370	375	377	1,477
Non-recurring losses from extinguishment of debt	—	720	—	703	1,423
AFFO	$12,606	$17,186	$22,897	$25,515	$78,204

Distributions

The amount of distributions payable to our stockholders is determined by our Board of Directors and is dependent on a number of factors, including funds available for distribution, financial condition, capital expenditure requirements, as applicable and annual distribution requirements needed to qualify and maintain our status as a REIT under the Code. Operating cash flows available to pay distributions are expected to increase as additional properties are acquired in our investment portfolio.

The distribution is calculated based on stockholders of record each day during the applicable period at a rate that, if paid each day for a 365-day period, would equal a specified annualized rate based on a share price of $10.00. As of December 31, 2011 our annualized distribution rate was 7.0%.

During the year ended December 31, 2011, distributions paid totaled $86.6 million, inclusive of $39.1 million of common shares issued under the DRIP, and excluding $1.0 million paid on unvested restricted stock grants. Distribution payments are dependent on the availability of funds. Our Board of Directors may reduce the amount of distributions paid or suspend distribution payments at any time and therefore distribution payments are not assured.

We, our Board of Directors and Advisor have shared a similar philosophy with respect to paying our distributions. The distributions should principally be derived from cash flows generated from real estate operations. In order to improve our operating cash flows and our ability to pay distributions from operating cash flows, our related party Advisor agreed to waive certain fees including asset management and property management fees. For the year ended December 31, 2011, we incurred asset management fees to the Advisor of $5.6 million. The Advisor has elected to waive the remainder of its asset management fee and its entire property management fee, and will determine if a portion or all of such fees will be waived in subsequent periods on a quarter-to-quarter basis. Such fees waived during the year ended December 31, 2011 were $9.7 million and $2.4 million, respectively. The fees that were waived relating to the activity during 2011 are not deferrals and accordingly, will not be paid. Because the Advisor waived certain fees that we owed, cash flow from operations that would have been paid to the Advisor was available to pay distributions to our stockholders. In connection with the Internalization, we plan to agree with the Advisor that the Advisor will not receive the following fees permitted to be paid to it under our charter: a disposition fee on the sale of a property; incentive fees (other than the subordinated incentive listing fee, as described below); acquisition fees; and termination fees. Neither us nor the Operating Partnership will pay any termination fee to the Advisor, the Property Manager, our sponsor or any of their respective affiliates in connection the internalization.

In connection with the Internalization, we will terminate the advisory agreement subject to a 60 day notice period (subject to our right to extend this agreement for three consecutive one month periods), without payment or penalty in connection with such termination (other than the prepayment of $3.6 million in respect of the 60 day notice period (constituting 1.00% per annum (prorated for 60 days) of our average unadjusted book value of our real estate assets)).

In connection with the listing of our common stock on NASDAQ, our Sponsor or its affiliate will be entitled to a subordinated incentive listing fee equal to 15% of the amount, if any, by which (a) the market value of our outstanding common stock plus distributions paid by us prior to listing, exceeds (b) the sum of the total amount of capital raised from stockholders during our prior continuous offering and the amount of cash flow necessary to generate a 6% annual cumulative, non-compounded return to such stockholders. For this purpose, (i) the market value of our common stock will be calculated based on the average market value of the shares issued and outstanding at listing over the 30 trading days beginning 180 days after the shares are first listed or included for quotation and (ii) we have agreed with the Ohio Division of Securities that such fee will be paid by the issuance of a non-interest bearing, non-transferrable promissory note that would be subject to mandatory amortization payments from any sale proceeds (except for the interest imputed for tax purposes) (subject to the right of the holder to convert any unpaid portion of the note into shares of our common stock at the end of three years).

The following table shows the sources for the payment of distributions to common stockholders for the year ended December 31, 2011 (dollars in thousands):

	Three Months Ended		Three Months Ended		Three Months Ended		Three Months Ended
	March 31, 2011		June 30, 2011		September 30, 2011		December 31, 2011		Total
	Distribution	Percentage of Distribution	Distribution	Percentage of Distribution	Distribution	Percentage of Distribution	Distribution	Percentage of Distribution	Distribution	Percentage of Distribution
Distributions:
Total distributions	$11,129		$16,703		$28,000		$30,765		$86,597
Distributions reinvested (1)	4,904		7,370		12,730		14,069		39,073
Distributions paid in cash	$6,225		$9,333		$15,270		$16,696		$47,524
Source of distributions:
Cash flows provided by operations (2)	$3,430	55%	$9,333	100%	$15,270	100%	$16,696	100%	$44,729	94%
Proceeds from issuance of common stock	2,795	45%	—	—	—	—	—	—	2,795	6%
Total sources of distributions	$6,225	100%	$9,333	100%	$15,270	100%	$16,696	100%	$47,524	100%
Cash flows provided by operations (GAAP basis) (3)	$3,430		$10,502		$29,575		$6,018		$49,525
Net loss (in accordance with GAAP)	$(4,521)		$(9,518)		$(5,661)		$(5,376)		$(25,076)
__________________________

(1)	Distributions reinvested pursuant to the DRIP, which do not impact our cash flows.

(2)	Distributions paid from cash provided by operations are derived from cash flows from operations (GAAP basis) for the year ended December 31, 2011.

(3)	Includes the impact of expensing acquisition and related transaction costs as incurred of $30.0 million for the year ended December 31, 2011.

Dilution

Our net tangible book value per share is a mechanical calculation using amounts from our balance sheet, and is calculated as (1) total book value of our assets less the net value of intangible assets, (2) minus total liabilities less the net value of intangible liabilities, (3) divided by the total number of shares of common and preferred stock outstanding. It assumes that the value of real estate, and real estate related assets and liabilities, diminish predictably over time as shown through the depreciation and amortization of real estate investments. Real estate values have historically risen or fallen with market conditions. Net tangible book value is used generally as a conservative measure of net worth that we do not believe reflects our estimated value per share. It is not intended to reflect the value of our assets upon an orderly liquidation in accordance with our investment objectives. Our net tangible book value reflects dilution in the value of our common and preferred stock from the issue price as a result of (i) operating losses, which reflect accumulated depreciation and amortization of real estate investments, (ii) the funding of distributions from sources other than our cash flow from operations, and (iii) fees paid in connection with IPO, including commissions, dealer manager fees and other offering costs. As of December 31, 2011, our net tangible book value per share was $6.50. The offering price of shares under our IPO (ignoring purchase price discounts for certain categories of purchasers) at December 31, 2011 was $10.00.

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

Loan Obligations

The payment terms of our loan obligations vary. In general, only interest amounts are payable monthly with all unpaid principal and interest due at maturity. Some of our loan agreements stipulate that we comply with specific reporting and financial covenants mainly related to debt coverage ratios and loan to value ratios. Each loan that has these requirements has specific ratio thresholds that must be met. As of December 31, 2011, we were in compliance with the debt covenants under our loan agreements.

We began the process to garner a corporate credit rating and received our first rating from a major rating agency in late-2010.  By early-2011, we secured a second corporate credit rating from another major rating agency.  We intend to focus on improving our balance sheet and performance metrics in keeping with the rating agencies methodologies.  We intend to maintain leverage, coverage and other levels consistent with our existing ratings and to seek to have our ratings increased when appropriate.

As of December 31, 2011, we had non-recourse mortgage indebtedness secured by real estate of $674.0 million. As of December 31, 2011, our leverage ratio was 31.7% (defined as mortgage indebtedness divided by real estate investments, at cost)or 30.1% including cash and cash equivalents of $33.3 million. Our mortgage indebtedness bore a weighted average interest rate of 5.27% per annum and had a weighted average maturity of 5.2 years. We may in the future incur additional mortgage debt on the properties we currently own or use long-term non-recourse financing to acquire additional properties in the future.

We may, with approval from our independent Board of Directors, seek to borrow short-term capital that, combined with secured mortgage financing, exceeds our targeted leverage ratio. Such short-term borrowings may be obtained from third parties on a case-by-case basis as acquisition opportunities present themselves simultaneous with our capital raising efforts. We view the use of short-term borrowings as an efficient and accretive means of acquiring real estate in advance of raising equity capital. Accordingly, we can take advantage of buying opportunities as we expand our fund raising activities. As additional equity capital is obtained, these short-term borrowings will be repaid.

As of December 31, 2011, we have an unused short-term equity line available to us from a related party entity that allows us to draw a maximum of $10.0 million. As of December 31, 2011, there was no amount outstanding on this revolving credit facility.

    We have a $230.0 million revolving credit facility with RBS Citizens. The facility matures on August 17, 2014. The facility bears interest at the rate of (i) LIBOR with respect to Eurodollar rate loans plus a margin 205 to 285 basis points, depending on our leverage ratio; and (ii) the greater of the federal funds rate plus 1.0% and the interest rate publicly announced by RBS Citizens as its ‘‘prime rate’’ or ‘‘base rate’’ at such time with respect to base rate loans plus a margin of 125 to 175 basis points depending on our leverage ratio. The facility contains various covenants, including financial covenants with respect to consolidated leverage, net worth, fixed charge coverage, variable debt ratio, recourse debt to total asset value and secured debt to total asset value. As of December 31, 2011, we were in compliance with all of these covenants. As of December 31, 2011, there was $10.0 million outstanding on this facility, which has been repaid as of January 31, 2012.

Contractual Obligations

The following is a summary of our contractual obligations as of December 31, 2011 (in thousands):

	Total	2012	2013 – 2014	2015 – 2016	Thereafter
Principal payments due on mortgage notes payable	$673,978	$3,308	$92,945	$403,575	$174,150
Interest payments due on mortgage notes payable	$186,279	$35,576	$66,570	$41,473	$42,660
Principal payments due on revolving credit facility (1)	$10,000	$10,000	$—	$—	$—
Interest payments due on revolving credit facility (1)	$6	$6	$—	$—	$—

(1) Although the maturity of the revolving credit facility is in 2014, the principal and interest due on the revolving credit facility was subsequently paid in January 2012.

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

Related-Party Transactions and Agreements

We have entered into agreements with AR Capital, LLC (formerly American Realty Capital II, LLC) and its wholly-owned affiliates, whereby we pay certain fees or reimbursements to our Advisor or its affiliates for acquisition fees and expenses, organization and offering costs, sales commissions, dealer manager fees, asset and property management fees and reimbursement of operating costs. See Note 11 to our consolidated financial statements included in this report for a discussion of the various related-party transactions, agreements and fees.

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

As of December 31, 2011, our debt included fixed-rate debt, excluding debt which has interest rates that are fixed with the use of derivative instruments, with a carrying value of $586.2 million, including discounts and premiums, and a fair value of $599.0 million. Changes in market interest rates on our fixed rate debt impact fair value of the debt, but they have no impact on interest incurred or cash flow. For instance, if interest rates rise 100 basis points and our fixed rate debt balance remains constant, we expect the fair value of our debt to decrease, the same way the price of a bond declines as interest rates rise. The sensitivity analysis related to our fixed-rate debt assumes an immediate 100 basis point move in interest rates from their December 31, 2011 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed rate debt by $29.5 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed-rate debt by $31.7 million.

As of December 31, 2011, our debt included variable-rate mortgage notes payable with a carrying value of $88.5 million. Interest rate volatility associated with this variable-rate mortgage debt has been mitigated by the use of hedge instruments entered into simultaneously when the corresponding mortgage note was executed. The sensitivity analysis related to our variable-rate debt assumes an immediate 100 basis point move in interest rates from their December 31, 2011 levels, with all other variables held constant. A 100 basis point increase or decrease in variable interest rates on our variable-rate notes payable would increase or decrease our interest expense by $0.9 million annually.

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

Item 9A. Controls and Procedures.

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

In connection with the preparation of our Form 10-K, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making that assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.

Based on its assessment, our management concluded that, as of December 31, 2011, our internal control over financial reporting was effective.

The rules of the SEC do not require, and this annual report does not include, an attestation report of our registered public accounting firm regarding internal control over financial reporting.

Changes in Internal Control Over Financial Reporting.

During the fourth quarter of fiscal year ended December 31, 2011, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

We have adopted a Code of Ethics that applies to all of our executive officers and directors, including but not limited to, our principal executive officer and principal financial officer. A copy of our code of ethics may be obtained, free of charge, by sending a written request to our executive office — 405 Park Avenue, 15th Floor, New York, NY 10022, attention Chief Financial Officer.

The other information required by this Item is incorporated by reference to our annual proxy statement for the fiscal year ended December 31, 2011 (the “Proxy Statement”).

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
The following financial statement schedule is included herein at page F-34 of this report:

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

10.26	Promissory Note dated as of July 27, 2010 between American Realty Capital Operating Partnership, L.P. and Capital One, N.A.(14)
10.27	Credit Agreement dated as of July 27, 2010 between American Realty Capital Operating Partnership, L.P. and Capital One, N.A.(14)
10.28	Form of Lease Agreement with FedEx and Assignment(15)
10.29	Form of Lease Agreement with CVS(15)
10.30	Form of Lease Agreement with Walgreens Co.(15)
10.31	Form of Lease Agreement with PNC Bank, National Association(15)
10.32	Form of Lease Agreement with First Niagara(15)
10.33	Form of Lease Agreement with Rockland Trust and Assignment(15)
10.34	Form of Lease Agreement with Rite Aid and Assignment(15)
10.35	Credit Agreement dated as of August 17, 2011 between American Realty Capital Operating Partnership, L.P. and RBS Citizens, N.A.(16)
23.1	Consent from Grant Thornton LLP*
31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a)*
31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a)*
32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and section 1350 of Chapter 63 of Title 18 of the U.S. Code (18 U.S.C. 1350)*

*	Filed herewith.

(1)	Incorporated by reference to an exhibit to Amendment No. 1 to Registrant’s Registration Statement on Form S-11 (File No. 333-145949) filed on November 20, 2007.

(2)	Incorporated by reference to an exhibit to Amendment No. 3 to Registrant’s Registration Statement on Form S-11 (File No. 333-145949) filed on January 16, 2008.

(3)	Incorporated by reference to an exhibit to Amendment No. 4 to Registrant’s Registration Statement on Form S-11 (File No. 333-145949) filed on January 22, 2008.

(4)	Incorporated by reference to an exhibit to Amendment No. 5 to Registrant’s Registration Statement on Form S-11 (File No. 333-145949) filed on January 24, 2008.

(5)	Incorporated by reference to an exhibit to Registrant’s Current Report on Form 8-K filed on March 4, 2008.

(6)	Incorporated by reference to an exhibit to Registrant’s Quarterly Report on Form 10-Q filed on May 14, 2008.

(7)	Incorporated by reference to an exhibit to Registrant’s Pre-Effective Amendment No. 1 to Post Effective Amendment No. 1 to Form S-11 (File No. 333-145949) filed on June 3, 2008.

(8)	Incorporated by reference to an exhibit to Registrant’s Pre-Effective Amendment No. 1 to Post Effective Amendment No. 2 to Form S-11 (File No. 333-145949) filed on September 3, 2008.

(9)	Incorporated by reference to an exhibit to Registrant’s Quarterly Report on Form 10-Q filed on November 13, 2008.

(10)	Incorporated by reference to an exhibit to Registrant’s Pre-Effective Amendment No. 2 to Post Effective Amendment No. 3 to Form S-11 (File No. 333-145949) filed on February 18, 2009.

(11)	Incorporated by reference to an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed on March 18, 2010.

(12)	Incorporated by reference to an exhibit to Registrant’s Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 8 to Form S-11 (File No. 333-145949) filed on April 22, 2010

(13)	Incorporated by reference to an exhibit to Registrant’s Current Report on Form 8-K filed on June 3, 2010.

(14)	Incorporated by reference to an exhibit to Registrant’s Current Report on Form 8-K filed on August 2, 2010.

(15)	Incorporated by reference to an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed on March 31, 2011.

(16)	Incorporated by reference to an exhibit to Registrant’s Current Report on Form 8-K filed filed on August 19, 2011.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 15th day of February, 2012.

AMERICAN REALTY CAPITAL TRUST, INC.
By: /s/ NICHOLAS S. SCHORSCH NICHOLAS S. SCHORSCH CHIEF EXECUTIVE OFFICER AND CHAIRMAN OF THE BOARD OF DIRECTORS
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this annual report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date
/s/ Nicholas S. Schorsch Nicholas S. Schorsch	Chief Executive Officer and Chairman of the Board of Directors (and Principal Executive Officer)	February 15, 2012

/s/ William M. Kahane William M. Kahane	Chief Operating Officer and President	February 15, 2012

/s/ Brian S. Block Brian S. Block	Chief Financial Officer and Executive Vice President (and Principal Financial Officer and Principal Accounting Officer)	February 15, 2012

/s/ Robert H. Burns Robert H. Burns	Independent Director	February 14, 2012

/s/ Leslie D. Michelson Leslie D. Michelson	Independent Director	February 14, 2012

/s/ William G. Stanley William G. Stanley	Independent Director	February 14, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors
American Realty Capital Trust, Inc.

We have audited the accompanying consolidated balance sheets of American Realty Capital Trust, Inc. and subsidiaries (the "Company") as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in equity and cash flows for each of the three years in the period ended December 31, 2011. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(a). These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Realty Capital Trust, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ GRANT THORNTON LLP

Philadelphia, Pennsylvania
February 15, 2012

AMERICAN REALTY CAPITAL TRUST, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,
	2011	2010
ASSETS
Real estate investments, at cost:
Land	$325,458	$142,401
Buildings, fixtures and improvements	1,528,962	631,999
Acquired intangible lease assets	271,751	108,193
Total real estate investments, at cost	2,126,171	882,593
Less accumulated depreciation and amortization	(101,576)	(32,777)
Total real estate investments, net	2,024,595	849,816
Cash and cash equivalents	33,329	31,985
Investment securities, at fair value	17,275	—
Restricted cash	2,728	90
Investment in unconsolidated joint venture	11,201	11,945
Prepaid expenses and other assets	27,564	12,049
Deferred costs, net	13,883	8,169
Total assets	$2,130,575	$914,054
LIABILITIES AND EQUITY
Mortgage notes payable	$673,978	$372,755
Mortgage discount and premium, net	679	1,163
Long-term notes payable	—	12,790
Revolving credit facility	10,000	—
Below-market lease liabilities, net	8,150	8,454
Derivatives, at fair value	8,602	5,214
Accounts payable and accrued expenses	11,706	3,638
Deferred rent and other liabilities	6,619	3,858
Distributions payable	10,637	3,518
Total liabilities	730,371	411,390

Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value; 240,000,000 shares authorized, 177,963,413 and 61,824,238 shares issued and outstanding at December 31, 2011 and 2010, respectively	1,780	618
Additional paid-in capital	1,548,009	529,740
Accumulated other comprehensive loss	(5,053)	(3,878)
Accumulated deficit	(166,265)	(46,464)
Total stockholders’ equity	1,378,471	480,016
Non-controlling interests	21,733	22,648
Total equity	1,400,204	502,664
Total liabilities and equity	$2,130,575	$914,054

The accompanying notes are an integral part of these financial statements.

AMERICAN REALTY CAPITAL TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2011	2010	2009
Revenues:
Rental income	$124,851	$44,773	$14,964
Operating expense reimbursements	4,269	—	—
Total revenues	129,120	44,773	14,964

Operating expenses:
Acquisition and transaction related	30,005	12,471	506
Property operating	5,297	—	—
Asset management fees to affiliate	5,572	1,350	145
General and administrative	4,167	1,444	507
Depreciation and amortization	68,940	21,654	8,315
Total operating expenses	113,981	36,919	9,473
Operating income	15,139	7,854	5,491

Other income (expenses):
Interest expense	(37,373)	(18,109)	(10,352)
Equity in income of unconsolidated joint venture	96	—	—
Other income, net	766	765	51
Unrealized loss on derivative instruments	(2,539)	(305)	495
Gain (loss) on disposition of property	(44)	143	—
Total other expenses	(39,094)	(17,506)	(9,806)
Net loss	(23,955)	(9,652)	(4,315)
Net (income) loss attributable to non-controlling interests	(1,121)	(181)	49
Net loss attributable to stockholders	$(25,076)	$(9,833)	$(4,266)
Basic and diluted net loss attributable to stockholders per share	$(0.20)	$(0.31)	$(0.74)

The accompanying notes are an integral part of these financial statements.

AMERICAN REALTY CAPITAL TRUST, INC.
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
For the Years Ended December 31, 2011, 2010, and 2009
(Dollar amounts in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stock-holders’ Equity		Non-controlling Interests	Total Equity
	Number of Shares	Par Value
Balance, January 01, 2009	1,276,814	$13	$9,220	$(2,676)	$(4,798)	$1,759	—	$—	$1,759
Issuance of common stock	13,259,941	133	131,478	—	—	131,611		—	131,611
Offering costs, commissions and dealer manager fees	—	—	(19,478)	—	—	(19,478)	—	—	(19,478)
Common stock issued through distribution reinvestment plan	135,482	1	1,286	—	—	1,287		—	1,287
Distributions declared	—	—	—	—	(4,605)	(4,605)		—	(4,605)
Contributions from non-controlling interests	—	—	—	—	—	—		3,458	3,458
Distributions to non-controlling interest holders	—	—	—	—	—	—		(100)	(100)
Designated derivatives, fair value adjustment	—	—	—	939	—	939		—	939
Net loss	—	—	—	—	(4,266)	(4,266)		(49)	(4,315)
Total comprehensive income (loss)	—	—	—	—	—	(3,327)		(49)	(3,376)
Balance, December 31, 2009	14,672,237	147	122,506	(1,737)	(13,669)	107,247		3,309	110,556
Issuance of common stock	45,724,124	457	452,158	—	—	452,615		—	452,615
Offering costs, commissions and dealer manager fees	—	—	(51,699)	—	—	(51,699)		—	(51,699)
Common stock issued through distribution reinvestment plan	980,906	10	9,309	—	—	9,319		—	9,319
Distributions declared	—	—	—	—	(22,962)	(22,962)		—	(22,962)
Common stock redemptions	(262,029)	(3)	(2,958)	—	—	(2,961)		—	(2,961)
Share based compensation	709,000	7	(7)	—	—	—		—	—
Amortization of restricted stock	—	—	431	—	—	431		—	431
Contributions from non-controlling interests	—	—	—	—	—	—		21,003	21,003
Gain on sale of assets to non-controlling interest holders	—	—	—	—	—	—		(778)	(778)
Distributions to non-controlling interest holders	—	—	—	—	—	—		(1,067)	(1,067)
Designated derivatives, fair value adjustment	—	—	—	(2,141)	—	(2,141)		—	(2,141)
Net income (loss)	—	—	—	—	(9,833)	(9,833)		181	(9,652)
Total comprehensive income (loss)	—	—	—	—	—	(11,974)		181	(11,793)
Balance, December 31, 2010	61,824,238	618	529,740	(3,878)	(46,464)	480,016		22,648	502,664
Issuance of common stock	112,795,422	1,128	1,112,561	—	—	1,113,689		—	1,113,689
Offering costs, commissions and dealer manager fees	—	—	(124,297)	—	—	(124,297)		—	(124,297)
Common stock issued through distribution reinvestment plan	4,112,949	41	39,032	—	—	39,073		—	39,073
Distributions declared	—	—	—	—	(94,725)	(94,725)		—	(94,725)
Common stock redemptions	(821,846)	(8)	(10,503)	—	—	(10,511)		—	(10,511)
Share based compensation	52,650	1	(1)	—	—	—		—	—
Amortization of restricted stock	—	—	1,477	—	—	1,477		—	1,477
Distributions to non-controlling interest holders	—	—	—	—	—	—		(2,036)	(2,036)
Designated derivatives, fair value adjustment	—	—	—	(825)	—	(825)		—	(825)
Unrealized gain (loss) on investment securities, net	—	—	—	(350)	—	(350)		—	(350)
Net income (loss)	—	—	—	—	(25,076)	(25,076)		1,121	(23,955)
Total comprehensive income (loss)	—	—	—	—	—	(26,251)		1,121	(25,130)
Balance, December 31, 2011	177,963,413	$1,780	$1,548,009	$(5,053)	$(166,265)	$1,378,471		$21,733	$1,400,204

The accompanying notes are an integral part of this financial statement.

AMERICAN REALTY CAPITAL TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net loss	$(23,955)	$(9,652)	$(4,315)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	54,764	17,280	6,661
Amortization of intangibles	14,176	4,374	1,654
Amortization of deferred financing costs	4,481	1,158	562
Amortization of mortgage discounts and premiums, net	(153)	—	—
Amortization of restricted stock grants	1,477	431	—
Accretion of below-market lease liability	(304)	(311)	(315)
(Gain) loss on disposition of property	44	(143)	—
Unrealized loss on derivative instruments	2,539	305	(495)
Other	—	(778)	—
Equity in income of unconsolidated joint venture	(96)	—	—
Changes in assets and liabilities:
Prepaid expenses and other assets	(11,831)	(7,616)	(4,236)
Accounts payable and accrued expenses	5,622	2,102	(181)
Due to affiliated entity	—	—	(2,223)
Deferred rent and other liabilities	2,761	2,714	362
Net cash provided by (used in) operating activities	49,525	9,864	(2,526)

Cash flows from investing activities:
Investment in real estate and other assets	(1,186,775)	(543,893)	(173,786)
Purchase of investment securities	(17,625)	—	—
Investment in joint venture with affiliate	—	(12,000)	—
Distributions from unconsolidated joint venture	840	—	—
Capital expenditures	(386)	—	—
Proceeds from disposition of real estate and other assets	581	757	—
Net cash used in investing activities	(1,203,365)	(555,136)	(173,786)

	Year Ended December 31,
	2011	2010	2009
Cash flows from financing activities:
Proceeds from mortgage notes payable	287,602	217,827	72,084
Payments on mortgage notes payable	(43,808)	(28,883)	(1,016)
Proceeds from revolving credit facilities	10,000	13,448	—
Payments on revolving credit facilities	—	(13,448)	—
Proceeds from related party facility bridge and revolver	—	—	12,268
Payments on related party facility bridge and revolver	—	—	(27,245)
Proceeds from short-term bridge funds	—	—	15,878
Payments on short-term bridge funds	—	(15,878)	(11,954)
Payments on convertible redeemable preferred	—	—	(3,995)
Proceeds from long-term notes payable	—	—	11,911
Payments on long-term notes payable	(12,790)	(210)	—
Contributions from non-controlling interest holders	—	21,003	3,458
Distributions to non-controlling interest holders	(2,036)	(1,067)	(100)
Proceeds from issuance of common stock, net	992,297	400,916	112,102
Payments of financing costs	(16,845)	(6,827)	(1,073)
Distributions paid	(48,533)	(11,626)	(1,888)
Redemptions paid	(8,065)	(2,961)	—
Restricted cash	(2,638)	(47)	5
Net cash provided by financing activities	1,155,184	572,247	180,435
Net increase in cash and cash equivalents	1,344	26,975	4,123
Cash and cash equivalents, beginning of year	31,985	5,010	887
Cash and cash equivalents, end of year	$33,329	$31,985	$5,010

	Year Ended December 31,
	2011	2010	2009
Supplemental Disclosures:
Cash paid for interest	$32,237	$16,285	$10,153
Cash paid for income taxes	144	388	—
Non-Cash Investing and Financing Activities:
Common stock issued through distribution reinvestment plan	39,073	9,319	1,287
Mortgages assumed in real estate acquisitions	57,098	24,068	—

The accompanying notes are an integral part of these financial statements.

AMERICAN REALTY CAPITAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

Note 1 — Organization

American Realty Capital Trust, Inc. (the “Company”), incorporated on August 17, 2007, is a Maryland corporation that qualifies as a real estate investment trust (“REIT”) for federal income tax purposes. On January 25, 2008, the Company commenced an initial public offering (“IPO”) on a “best efforts” basis of up to 150.0 million shares of common stock offered at a price of $10.00 per share, subject to certain volume and other discounts, pursuant to a registration statement on Form S-11 (the “Registration Statement”) filed with the Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, as amended. The Registration Statement also covered up to 25.0 million shares of common stock available pursuant to a distribution reinvestment plan (the “DRIP”) under which the Company’s stockholders may elect to have their distributions reinvested in additional shares of the Company’s common stock at the greater of $9.50 per share, or 95% of the estimated value of a share of common stock.

On August 5, 2010, the Company filed a registration statement on Form S-11 to register 32.5 million shares of common stock in connection with a follow-on offering. The IPO was originally set to expire on January 25, 2011, three years after its effective date. However, as permitted by Rule 415 of the Securities Act, the Company was permitted to continue its IPO until July 25, 2011. On July 18, 2011, the Company’s IPO closed. All shares registered under the IPO and 22.2 million shares available under the DRIP were allocated to the IPO and sold. On July 11, 2011, the Company withdrew the registration for the additional 32.5 million shares in connection with the follow-on offering. In addition, on July 15, 2011, the Company filed a registration statement on Form S-3 to register an additional 24.0 million shares of common stock to be used for the DRIP.

The Company’s Board of Directors has determined that it is in the best interests of the Company and its stockholders to internalize the management services currently provided by American Realty Capital Advisors, LLC, which serves as the Company’s advisor (the “Advisor”), and American Realty Capital Properties, LLC, which, serves as the Company’s property manager (the “Property Manager”). The Company intends to become a self-administered REIT and will be managed full-time by William M. Kahane, one of the key executives who built the Company and assembled its property portfolio, and his management team (the “Internalization”). As part of our Internalization, the Company has applied to list its common stock on The NASDAQ Global Select Market under the symbol “ARCT” (the “Listing”). The Company anticipates that its common stock will be listed on NASDAQ on or about March 1, 2012. Furthermore, the Company intends to offer up to 6.6 million shares of its common stock in an underwritten public offering pursuant to a registration statement on Form S-11filed on February 15, 2012 with the SEC (the “Offering”). Upon consummation of the Listing, the Company expects to complete the Internalization and terminate its existing Advisory Agreement, which termination will be subject to a 60-day notice period (subject to three one-month extensions). Prior to Listing, the Company also intends to offer to purchase an amount in value of its shares of common stock between $200 million and $250 million from its stockholders, pursuant to a cash tender offer on Schedule TO to be filed with the SEC (the “Tender Offer”). The Tender Offer is subject to a number of customary conditions, including a financing condition.

As of December 31, 2011, the Company had 178.0 million shares of common stock outstanding including stock issued under the DRIP and restricted share plan. Total gross proceeds from these issuances were $1.8 billion, including shares issued pursuant to the DRIP. As of December 31, 2011, the aggregate value of all share issuances and subscriptions outstanding was $1.8 billion based on a per share value of $10.00 (or $9.50 for shares issued under the DRIP). As of December 31, 2011, on a cumulative basis, 1.4 million shares of common stock had been redeemed under the stock repurchase program at a value of $13.5 million. Of that amount, 0.3 million shares with a redemption value of $2.8 million were accrued for redemption at December 31, 2011, and subsequently paid to stockholders in January 2012.

The Company has used the proceeds from its IPO to acquire and manage a diverse portfolio of real estate properties consisting primarily of freestanding, single-tenant properties net leased to investment grade and other creditworthy tenants throughout the United States and Puerto Rico. The Company typically funds acquisitions with a combination of equity and debt and in certain cases may use only equity capital or fund a portion of the purchase price through investments from unaffiliated third parties. The Company expects to arrange long-term financing on both a secured and unsecured fixed rate basis. The Company intends to continue to grow existing relationships and develop new relationships throughout the various markets the Company serves, which is expected to lead to further acquisition opportunities.

As of December 31, 2011, the Company owned 482 properties with 15.5 million square feet, 100% leased with a weighted average remaining lease term of 13.5 years. In constructing the portfolio, the Company has been committed to diversification (industry, tenant and geography).

AMERICAN REALTY CAPITAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

Substantially all of the Company's business is conducted through American Realty Capital Operating Partnership, L.P. (the “OP”), a Delaware limited partnership. The Company is the sole general partner of and owns a 99.99% partnership interest in the OP. American Realty Capital Advisors, LLC, (the “Advisor”) is the sole limited partner and owner of 0.01% (non-controlling interest) of the partnership interests of the OP. The limited partner interests have the right to convert OP units into cash or, at the option of the Company, an equal number of common shares of the Company, as allowed by the limited partnership agreement.

Note 2 —Summary of Significant Accounting Policies

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

Investment in Unconsolidated Joint Venture

The Company is a non-controlling member of a limited liability company that owns five condominium units, 100% leased and located in New York City. American Realty Capital New York Recovery REIT, Inc., an affiliate, is the controlling member. This investment is reflected as investment in unconsolidated joint venture in the accompanying consolidated financial statements.

The Company's investment in this joint venture was $12.0 million, paid in December 2010. The cost basis of this investment is reduced by monthly distributions. The Company's share of income and losses from the condominium units, which excludes depreciation and amortization pursuant to the limited liability company agreement, is recorded to investment in unconsolidated joint venture on the accompanying consolidated balance sheets and equity income of unconsolidated joint venture in the consolidated statement of operations. The Company was paid a 1% fee in connection with its investment and earns a preferred 7.0% return on its outstanding investment balance. See Note 11 — Related Party Transactions and Arrangements for additional information on this joint venture.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management makes significant estimates regarding revenue recognition, to record investments in real estate, and derivative financial instruments and hedging activities, as applicable.

Real Estate Investments

The Company records acquired real estate at cost and makes assessments as to the useful lives of depreciable assets. The Company considers the period of future benefit of the asset to determine the appropriate useful lives. Depreciation is computed using a straight-line method over the estimated useful life of 40 years for buildings, five to 15 years for building fixtures and improvements and the remaining lease term for acquired intangible lease assets.

Impairment of Long Lived Assets

Operations related to properties that have been sold or properties that are intended to be sold are presented as discontinued operations in the statement of operations for all periods presented, and properties intended to be sold are designated as “held for sale” on the balance sheet.

AMERICAN REALTY CAPITAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

When circumstances indicate the carrying value of a property may not be recoverable, the Company reviews the asset for impairment. This review is based on an estimate of the future undiscounted cash flows, excluding interest charges, expected to result from the property's use and eventual disposition. These estimates consider factors such as expected future operating income, market and other applicable trends and residual value, as well as the effects of leasing demand, competition and other factors. If impairment exists, due to the inability to recover the carrying value of a property, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property for properties to be held and used. For properties held for sale, the impairment loss is the adjustment to fair value less estimated cost to dispose of the asset. These assessments have a direct impact on net income because recording an impairment loss results in an immediate negative adjustment to net income.

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

Amounts allocated to land, buildings, equipment and fixtures are based on cost segregation studies performed by independent third-parties or on the Company's analysis of comparable properties in its portfolio. Depreciation is computed using the straight-line method over the estimated lives of forty years for buildings, five to 15 years for building, equipment, fixtures and improvements, and the shorter of the useful life or the remaining lease term for tenant improvements.

The aggregate value of intangible assets related to in-place leases is primarily the difference between the property valued with existing in-place leases adjusted to market rental rates and the property valued as if vacant. Factors considered by the Company in its analysis of the in-place lease intangibles include an estimate of carrying costs during the expected lease-up period for each property, taking into account current market conditions and costs to execute similar leases. In estimating carrying costs, the Company includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up period, which typically ranges from nine to 18 months. The Company also estimates costs to execute similar leases including leasing commissions, legal and other related expenses.

Above-market and below-market in-place lease values for owned properties are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between the contractual amounts to be paid pursuant to the in-place leases and management's estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. The capitalized above-market lease intangibles are amortized as a decrease to rental income over the remaining term of the lease. The capitalized below-market lease values will be amortized as an increase to rental income over the remaining term and any fixed rate renewal periods provided within the respective leases. In determining the amortization period for below-market lease intangibles, the Company initially will consider, and periodically evaluate on a quarterly basis, the likelihood that a lessee will execute the renewal option. The likelihood that a lessee will execute the renewal option is determined by taking into consideration the tenant's payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located.

The aggregate value of intangible assets related to customer relationships is measured based on the Company's evaluation of the specific characteristics of each tenant's lease and the Company's overall relationship with the tenant. Characteristics considered by the Company in determining these values include the nature and extent of the Company's existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant's credit quality and expectations of lease renewals, among other factors.

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

AMERICAN REALTY CAPITAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

In making estimates of fair values for purposes of allocating purchase price, the Company utilizes a number of sources, including independent appraisals that may be obtained in connection with the acquisition or financing of the respective property and other market data. The Company also considers information obtained about each property as a result of its pre-acquisition due diligence, as well as subsequent marketing and leasing activities, in estimating the fair value of the tangible and intangible assets acquired and intangible liabilities assumed. The allocations presented in the accompanying consolidated balance sheets are substantially complete; however, there are certain items that the Company will finalize once the Company receives additional information. Accordingly, these allocations are subject to revision when final information is available, although the Company does not expect future revisions to have a significant impact on the Company's financial position or results of operations.

Intangible assets and acquired lease obligations consist of the following (amounts in thousands):

	December 31,
	2011	2010
Intangible assets:
In-place leases, gross	$271,751	$108,193
Accumulated amortization on in-place leases	20,677	6,513
In-place leases, net of accumulated amortization	$251,074	$101,680
Intangible liabilities:
Below-market leases, gross	$9,087	$9,087
Accumulated amortization on below market leases	937	633
Below-market leases, net of accumulated amortization	$8,150	$8,454

The following table provides the weighted-average amortization and accretion periods as of December 31, 2011 for intangible assets and liabilities and the projected amortization expense for the next five years (amounts in thousands):

	Weighted-Average Amortization Period in Years	2012	2013	2014	2015	2016
In-place leases:
Total to be included in depreciation and amortization expense	13.3	21,658	21,658	21,603	21,323	20,897
Below-market lease liabilities:
Total to be included in rental revenue	26.8	304	304	304	304	304

Cash and Cash Equivalents

Cash and cash equivalents include cash in bank accounts as well as investments in highly-liquid money market funds with original maturities of three months or less.

The Company deposits cash with high quality financial institutions. These deposits are guaranteed by the Federal Deposit Insurance Company (“FDIC”) up to an insurance limit. At December 31, 2011 and 2010 the Company had deposits of $33.3 million and $32.0 million, respectively of which $32.1 million and $31.0 million, respectively were in excess of the amount insured by the FDIC. Although the Company bears risk to amounts in excess of those insured by the FDIC, it does not anticipate any losses as a result.

Restricted Cash

Restricted cash consists of maintenance, structural, and debt service reserves.

AMERICAN REALTY CAPITAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

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

Distribution Reinvestment Plan

The Company has adopted a distribution reinvestment plan (the “DRIP”), in which eligible stockholders may elect to reinvest distributions by purchasing shares of common stock in lieu of receiving cash. No dealer manager fees or selling commissions are paid with respect to shares purchased pursuant to the DRIP. Participants purchasing shares pursuant to the DRIP have the same rights and are treated in the same manner as if such shares were issued pursuant to the IPO. The Board of Directors may designate that certain cash or other distributions be excluded from the DRIP. The Company has the right to amend any aspect of the DRIP or terminate the DRIP with ten days' notice to participants. Shares issued under the DRIP are recorded to equity in the accompanying consolidated balance sheet in the period the distribution is declared. As of December 31, 2011, 5.2 million shares with a value of $49.8 million have been issued through the DRIP.

Share Repurchase Program

The Company's Board of Directors has adopted a Share Repurchase Program (“SRP”) that enables its stockholders to sell their shares to the Company in limited circumstances. The SRP permits investors to sell their shares back to the Company after they have held them for at least one year, subject to the significant conditions and limitations described below.

The purchase price per share will depend on the length of time the investor has held such shares as follows: after one year from the purchase date - 96.25% of the amount the investor actually paid for each share; and after two years from the purchase date - 97.75% of the amount the investor actually paid for each share; and after three years from the purchase date - 100% of the amount the investor actually paid for each share; (in each case, as adjusted for any stock distributions, combinations, splits, recapitalizations and the like with respect to the Company's common stock). At any time the Company was engaged in an offering of shares, the per share price for shares purchased under the repurchase plan was equal to or lower than the applicable per share offering price. Presently, the per share purchase price is based on the greater of $10.00 or the then-current net asset value of the shares as determined by the Company's Board of Directors (as adjusted for any stock distributions, combinations, splits, recapitalizations and the like with respect to the Company's common stock). The Company's Board of Directors will announce any purchase price adjustment and the time period of its effectiveness as a part of its regular communications with stockholders. The Company's Board of Directors shall use the following criteria for determining the net asset value of the shares: value of its assets (estimated market value) less the estimated market value of the Company's liabilities, divided by the number of shares. The Board, with advice from the Advisor, (i) will make internal valuations of the market value of the Company's assets based upon the current capitalization rates of similar properties in the market, recent transactions for similar properties acquired by the Company and any extensions, cancellations, modifications or other material events affecting the leases, changes in rents or other circumstances related to such properties, (ii) review internal appraisals prepared by the Advisor following standard commercial real estate appraisal practice and (iii) every three years or earlier, in rotation will have all of the properties appraised by an external appraiser. Upon the death or disability of a stockholder, and upon request, the Company will waive the one-year holding requirement. Shares repurchased in connection with the death or disability of a stockholder will be repurchased at a purchase price equal to the price actually paid for the shares during the offering, or if not engaged in the offering, the per share purchase price will be based on the greater of $10.00 or the then-current net asset value of the shares as determined by the Company's Board of Directors (as adjusted for any stock distributions, combinations, splits, recapitalizations and the like with respect to its common stock). In addition, the Company may waive the holding period in the event of a stockholder's bankruptcy or other exigent circumstances.

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

AMERICAN REALTY CAPITAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

When a stockholder requests redemption and the redemption is approved by the Company, it will reclassify such obligation from equity to a liability based on the settlement value of the obligation.

The following table summarizes the SRP activity as of December 31, 2011 (dollars in thousands except for cost per share):

	Redemption Requests and Shares Redeemed
Year Ended December 31,	Shares	Value	Average Cost per share
2009	3,000	$29	$9.65
2010	299,528	2,933	9.79
2011	1,070,950	10,511	9.81
Cumulative redemptions as of December 31, 2011(1)	1,373,478	13,473	$9.81
Value of shares issued through DRIP		49,828
Excess		$36,355

(1)	Cumulative share redemptions include 0.3 million shares with a value of $2.8 million which have been approved for redemption as of December 31, 2011, and were paid to stockholders in January 2012.

Derivative Instruments

The Company may use derivative financial instruments to hedge all or a portion of the interest rate risk associated with its borrowings. Certain of the techniques used to hedge exposure to interest rate fluctuations may also be used to protect against declines in the market value of assets that result from general trends in debt markets. The principal objective of such agreements is to minimize the risks and/or costs associated with the Company's operating and financial structure as well as to hedge specific anticipated transactions.

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

AMERICAN REALTY CAPITAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

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

The Company's revenues, which are derived primarily from rental income, include rents that each tenant pays in accordance with the terms of each lease reported on a straight-line basis over the initial term of the lease. Since many of the leases provide for rental increases at specified intervals, straight-line basis accounting requires the Company to record a receivable, and include in revenues, unbilled rent receivables that the Company will only receive if the tenant makes all rent payments required through the expiration of the initial term of the lease. The Company defers the revenue related to lease payments received from tenants in advance of their due dates.

The Company continually reviews receivables related to rent and unbilled rent receivables and determines collectability by taking into consideration the tenant's payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of a receivable is in doubt, the Company will record an increase in the allowance for uncollectible accounts or record a direct write-off of the receivable in the consolidated statements of operations.

Organization, Offering, and Related Costs

Organization and offering costs (other than selling commissions and the dealer manager fee) of the Company may have been paid by the Advisor, the Company’s affiliated dealer manager, Realty Capital Securities, LLC (the “Dealer Manager”) or their affiliates on behalf of the Company. Such organization and offering costs represent all expenses to be paid by the Company in connection with the Offering, including but not limited to (i) legal, accounting, printing, mailing, and filing fees; (ii) escrow related fees; (iii) reimbursement of the Dealer Manager for amounts it may pay to reimburse the bona fide diligence expenses of broker-dealers; and (iv) reimbursement to the Advisor for the salaries of its employees and other costs in connection with preparing supplemental sales materials and related Offering activities. Pursuant to the Advisory Agreement and the Dealer Manager Agreement, the Company was obligated to reimburse the Advisor or its affiliates, as applicable, for organization and offering costs paid by them on behalf of the Company, provided that the Advisor was obligated to reimburse the Company to the extent organization and offering costs (excluding selling commissions, the dealer manager fee and bona fide due diligence cost reimbursements) incurred by the Company in the Offering exceed 1.5% of gross offering proceeds. See Note 11 — Related Party Transactions and Arrangements for more information on amounts reimbursed to the Advisor and Dealer Manager.

Share-Based Compensation

The Company has a stock-based incentive award plan for its directors and an employee and director restricted share plan, which are accounted for under the guidance for share based payments. The guidance on share based compensation also requires the tax benefits associated with these share-based payments to be classified as financing activities in the consolidated statements of cash flows. See Note 13 — Share-Based Compensation for additional information on these plans.

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

AMERICAN REALTY CAPITAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

Per Share Data

Income (loss) per basic share of common stock is calculated by dividing net income (loss) less dividends on unvested restricted stock by the weighted-average number of shares of common stock issued and outstanding during such period. Diluted income (loss) per share of common stock considers the effect of potentially dilutive shares of common stock outstanding during the period.

Reportable Segments

The Company has determined that it has one reportable segment, with activities related to investing in real estate. The Company's investments in real estate generate rental revenue and other income through the leasing of properties, which comprised 100% of its total consolidated revenues. Although the Company's investments in real estate will be geographically diversified throughout the United States, management evaluates operating performance on an individual property level. The Company's properties have been aggregated into one reportable segment.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board ("FASB") amended the guidance on transfers of financial assets to, among other things, eliminate the qualifying special-purpose entity concept, include a new unit of account definition that must be met for transfers of portions of financial assets to be eligible for sale accounting, clarify and change the derecognition criteria for a transfer to be accounted for as a sale, and require significant additional disclosure. This standard was effective January 1, 2010. Adoption of this guidance did not have a material impact on the Company's financial position or results of operations.

In June 2009, the FASB issued new guidance which revised the consolidation guidance for variable-interest entities. The modifications include the elimination of the exemption for qualifying special purpose entities, a new approach for determining who should consolidate a variable-interest entity, and changes to when it is necessary to reassess who should consolidate a variable-interest entity. This standard was effective January 1, 2010. Adoption of this guidance did not have a material impact on the Company's financial position or results of operations.

In January 2010, the FASB issued guidance which clarifies that the stock portion of a distribution to stockholders that allow them to receive cash or stock with a potential limitation on the total amount of cash that all stockholders can elect to receive in the aggregate is considered a share issuance that is reflected in earnings per share prospectively and is not a stock distribution. This standard was effective January 1, 2010. Adoption of this guidance did not have a material impact on the Company's financial position or results of operations.

In January 2010, the FASB amended guidance to require a number of additional disclosures regarding fair value measurements. Specifically, the guidance revises two disclosure requirements concerning fair value measurements and clarifies two others. It requires separate presentation of significant transfers into and out of Levels 1 and 2 of the fair value hierarchy and disclosure of the reasons for such transfers. Also, it requires the presentation of purchases, sales, issuances and settlements within Level 3 on a gross basis rather than on a net basis. The amendments clarify that disclosures should be disaggregated by class of asset or liability and that disclosures about inputs and valuation techniques should be provided for both recurring and non-recurring fair value measurements. The adoption of the guidance related to Levels 1 and 2 were effective January 1, 2010 and did not have a material impact on the Company's financial position or results of operations. The adoption of the guidance related to Level 3 was effective January 1, 2011 and did not have a material impact on the Company's financial position or results of operations.

In February 2010, the FASB updated the guidance to no longer require companies that file with the United States Securities and Exchange Commission to indicate the date through which they have analyzed subsequent events. This updated guidance became effective immediately upon issuance; therefore the Company adopted it as of the first quarter of 2010.

In March 2010, the FASB issued a clarification of previous guidance that exempts certain credit related features from analysis as potential embedded derivatives subject to bifurcation and separate fair value accounting. This guidance specifies that an embedded credit derivative feature related to the transfer of credit risk that is only in the form of subordination of one financial instrument to another is not subject to bifurcation from a host contract. All other embedded credit derivative features should be analyzed to determine whether their economic characteristics and risks are “clearly and closely related” to the economic characteristics and risks of the host contract and whether bifurcation and separate fair value accounting is required. The adoption of this guidance on July 1, 2010 had no material effect on the Company's financial position or results of operations.

AMERICAN REALTY CAPITAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

In December 2010, the FASB updated its guidance related to goodwill which affected all entities that have recognized goodwill and have one or more reporting units whose carrying amount for purposes of performing Step 1 of the goodwill impairment test is zero or negative. The guidance modifies Step 1 so that for those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with existing guidance, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. This guidance became effective on January 1, 2011. The adoption of this guidance did not have a material impact on the Company's financial position or results of operations.

In December 2010, the FASB updated the guidance related to business combinations to address diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations. The amendment specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, non-recurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendment affects any public entity, as defined, that enters into business combinations that are material on an individual or aggregate basis. This guidance was effective for acquisitions occurring on or after January 1, 2011. The adoption of this guidance did not have a material impact upon the Company's financial position or results of operations, as the guidance relates only to disclosure requirements.

In May 2011, the FASB issued guidance that expands the existing disclosure requirements for fair value measurements, primarily for Level 3 measurements, which are measurements based on unobservable inputs such as the Company’s own data. This guidance is largely consistent with current fair value measurement principles with few exceptions that do not result in a change in general practice. The guidance will be applied prospectively and will be effective for interim and annual reporting periods ending after December 15, 2011. The adoption of this guidance did not have a material impact on the Company’s financial position or results of operations as the guidance relates only to disclosure requirements.

In June 2011, the FASB issued guidance requiring entities to present items of net income and other comprehensive income either in one continuous statement – referred to as the statement of comprehensive income – or in two separate, but consecutive, statements of net income and other comprehensive income. The new guidance does not change which components of comprehensive income are recognized in net income or other comprehensive income, or when an item of other comprehensive income must be reclassified to net income. The guidance will be applied prospectively and will be effective for interim and annual reporting periods ending after December 15, 2011. In December 2011, the FASB deferred certain provisions of this guidance related to the presentation of certain reclassification adjustments our of accumulated other comprehensive income, by component in both the statement and the statement where the reclassification is presented. The adoption of this guidance is not expected to have a material impact on the Company’s financial position or results of operations but will change the location of the presentation of other comprehensive income to more closely associate the disclosure with net income.

In September 2011, the FASB issued guidance which modifies the requirements for testing for goodwill impairment, and gives entities the option to perform a qualitative assessment of goodwill before calculating the fair value of a reporting unit. If the entities determine based on the qualitative assessment that the fair value of a reporting unit is more likely than not less than the carrying value then further impairment tests would be required. Otherwise, further testing would not be needed. The guidance is effective for annual impairment tests for fiscal periods beginning after December 15, 2011.  The adoption of this guidance is not expected to have a material impact on the Company's financial position or results of operations.

In December 2011, the FASB issued guidance which contains new disclosure requirements regarding the nature of and entity's rights of offset and related arrangements associated with its financial instruments and derivative instruments. The new disclosures are designed to make financial statements prepared under U.S. GAAP more comparable to those prepared under International Financial Reporting Standards and will give the financial statement users information about both gross and net exposures. The guidance is effective for interim and annual reporting periods beginning on or after January 1, 2013.  The adoption of this guidance is not expected to have a material impact on the Company's financial position or results of operations.

AMERICAN REALTY CAPITAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

Note 3 — Real Estate Investments

The following table presents the allocation of the assets acquired and liabilities assumed during the periods presented (amounts in thousands):

	Year Ended December 31, 2011	Year Ended December 31, 2010
Real estate investments, at cost:
Land	$183,150	$104,742
Buildings, fixtures and improvements	897,105	370,744
Total tangible assets	1,080,255	475,486
Acquired intangibles:
In-place leases	163,618	69,570
Mortgage assumed	(57,429)	(22,900)
Mortgage discount (premium), net	331	(1,168)
Total assets acquired, net	$1,186,775	$520,988
Number of properties purchased	224	134

AMERICAN REALTY CAPITAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

The Company acquires and operates commercial properties. All such properties may be acquired and operated by the Company alone or jointly with another party. As of December 31, 2011, all of the properties the Company owned were 100% leased. The Company acquired and disposed of the following properties during 2011 (dollar amounts in thousands other than annualized average rental income per square foot):

Property	Acquisition/ Disposal Date	No. of Buildings	Square Feet	Ownership Percentage	Remaining Lease Term(1)	Base Purchase Price(2)	Capitalization Rate(3)	Annualized Rental Income/NOI(4)

Portfolio as of Dec. 31, 2010		259	5,310,215	Various	15.2	$867,215	8.43%	$73,068

Acquisitions for the year ended Dec. 31, 2011:
Lowes (5)	Jan. 2011	1	141,393	100%	15.1	10,018	6.74%	675
Citizens	Jan. 2011	2	14,307	100%	7.6	3,811	9.11%	347
QuikTrip	Jan. 2011	1	4,555	100%	12.7	3,330	8.74%	291
Dillons	Jan. 2011	1	56,451	100%	8.3	5,075	7.80%	396
Wawa	Jan. 2011	2	12,433	100%	15.9	17,209	7.00%	1,205
Walgreens VIII	Jan. 2011	9	122,963	100%	23.6	54,569	6.86%	3,742
DaVita Dialysis II	Feb. 2011	4	23,154	100%	10.9	8,013	8.90%	713
CVS III	Feb. 2011	1	13,338	100%	25.6	5,199	7.25%	377
Citigroup, Inc.	Feb. 2011	1	64,036	100%	14.3	27,275	7.00%	1,910
Coats & Clark	Feb. 2011	1	401,512	100%	9.5	9,523	9.84%	937
Walgreens IX	Feb. 2011	1	13,569	100%	22.4	5,460	7.34%	401
Express Scripts	Mar. 2011	2	416,141	100%	7.9	51,281	9.02%	4,623
DaVita Dialysis III	Mar. 2011	1	18,185	100%	11.9	6,565	7.72%	507
Dollar General V	Mar. 2011	6	55,363	100%	14.6	5,195	8.84%	459
Wal-Mart	Mar. 2011	1	183,442	100%	7.8	12,633	7.15%	903
Kohl's	Mar. 2011	1	88,408	100%	14.6	10,182	7.15%	728
Texas Instruments	Mar. 2011	1	125,000	100%	9.4	32,000	7.88%	2,522
Sam's Club (5)	Mar. 2011	1	141,583	100%	14.2	12,821	6.64%	851
CVS IV	Mar. 2011	1	13,225	100%	23.6	5,330	7.95%	424
Walgreens X	Mar. 2011	2	27,760	100%	19.1	9,000	7.46%	671
CVS V	Mar. 2011	1	12,900	100%	22.6	5,759	7.29%	420
Provident Bank	Mar. 2011	1	2,950	100%	22.6	2,589	9.15%	237
Dillons II	Mar. 2011	1	63,858	100%	10.3	6,420	7.49%	481
FedEx X	Mar. & May 2011	2	204,157	100%	14.1	32,200	7.98%	2,570
3M	Mar. 2011	1	650,760	100%	9.8	44,800	7.35%	3,294
Bojangles	Mar. 2011	13	47,865	100%	11.9	24,789	8.85%	2,193
Tractor Supply II	Mar. 2011	2	38,194	100%	14.8	5,103	9.07%	463
Dollar General VI	Apr. 2011	2	18,428	100%	14.9	1,856	9.00%	167
Dollar General VII	Apr. 2011	2	18,340	100%	14.8	2,093	8.98%	188
O'Reilly Auto II	Apr. 2011	1	8,154	100%	11.6	1,894	8.92%	169
Walgreens XI	Apr. 2011	1	14,550	100%	24.0	4,993	7.35%	367
DaVita Dialysis IV	Apr. 2011	1	6,020	100%	8.4	2,061	8.88%	183
Whirlpool	Apr. 2011	1	750,000	100%	9.8	19,837	8.10%	1,606
Wrangler	Apr. 2011	1	316,800	100%	9.5	17,286	8.20%	1,417
Walgreens XII	Apr. 2011	1	13,605	100%	22.6	4,380	8.20%	359
7-Eleven	May 2011	1	3,074	100%	9.4	2,950	8.24%	243
BSFS III	May 2011	1	7,864	100%	14.5	2,661	8.53%	227
Kohls II	May 2011	1	64,250	100%	19.6	6,398	7.50%	480
National Tire & Battery	May 2011	3	33,920	100%	14.3	5,921	8.16%	483
CVS VI	May 2011	1	13,224	100%	23.7	9,110	7.21%	657
BSFS IV	May 2011	3	22,904	100%	13.4	8,539	8.60%	734

AMERICAN REALTY CAPITAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

Property	Acquisition/ Disposal Date	No. of Buildings	Square Feet	Ownership Percentage	Remaining Lease Term(1)	Base Purchase Price(2)	Capitalization Rate(3)	Annualized Rental Income/NOI(4)
FedEx XI	May 2011	1	125,502	100%	10.7	39,000	7.94%	3,095
Pep Boys	May 2011	3	60,140	100%	12.1	12,951	8.68%	1,124
Royal Ahold - Tops Market	May 2011	1	57,833	100%	11.7	10,956	7.61%	834
7-Eleven II	May 2011	1	2,940	100%	9.5	2,105	7.55%	159
General Electric	May 2011	1	484,348	100%	7.8	23,688	7.62%	1,806
Wal-Mart II	May 2011	1	151,925	100%	7.6	12,415	8.01%	995
GSA - USPS	May 2011	1	39,297	100%	13.8	7,260	6.79%	493
Walgreens XIII	May 2011	2	27,195	100%	17.1	9,819	7.25%	712
Walgreens XIV	Jun. 2011	1	14,820	100%	21.9	3,986	7.15%	285
Mrs. Bairds	Jun. 2011	2	30,120	100%	8.2	3,169	8.36%	265
Walgreens XV	Jun. 2011	1	14,480	100%	21.9	4,912	7.13%	350
O'Reilly's III	Jun. 2011	1	8,160	100%	11.8	2,000	8.70%	174
FedEx XII	Jun. 2011	1	182,326	100%	11.8	35,000	7.79%	2,726
Walgreens XVI	Jun. 2011	6	52,400	100%	22.7	51,160	6.63%	3,392
GSA - VA Clinic (6)	Jun. 2011	1	10,768	100%	9.6	3,190	8.31%	265
BSFS V	Jun. 2011	1	159,797	100%	10.8	9,040	8.53%	771
Tractor Supply IV	Jun. 2011	1	19,097	100%	11.9	1,750	13.94%	244
O'Reilly's IV	Jun. 2011	2	16,000	100%	11.7	3,724	8.75%	326
Trader Joe's	Jun. 2011	1	31,920	100%	10.5	5,550	12.16%	675
Dollar General VIII	Jul. & Aug. 2011	3	27,152	100%	14.8	2,850	8.74%	249
Dollar General IX	Jul. 2011	1	9,348	100%	14.8	885	9.04%	80
GSA I (6)	Jul. 2011	1	10,784	100%	7.4	6,025	8.28%	499
Lockheed Martin	Jul. 2011	1	102,466	100%	8.3	13,048	8.05%	1,050
FedEx XIII	Jul. 2011	4	274,602	100%	8.3	27,615	7.96%	2,199
GSA II (6)	Aug. 2011	1	10,803	100%	9.0	4,546	7.81%	355
Dollar General X	Aug. & Sep. 2011	6	55,200	100%	14.8	5,418	8.84%	479
PetSmart	Aug. 2011	1	1,000,375	100%	10.8	48,648	7.55%	3,672
GSA III (6)	Aug. 2011	1	11,190	100%	14.8	4,355	7.94%	346
Verizon	Aug. 2011	1	40,000	100%	10.2	12,600	8.27%	1,042
CVS VI	Aug. 2011	1	11,945	100%	17.4	2,805	7.45%	209
Renal Advantage	Aug. 2011	9	74,457	100%	11.8	19,010	9.65%	1,834
GSA IV (6)	Aug. 2011	1	23,485	100%	9.6	7,424	8.45%	627
Lowes II	Aug. 2011	1	135,197	100%	9.4	15,000	7.33%	1,099
GSA V (6)	Aug. 2011	1	64,455	100%	7.3	7,250	8.08%	586
CVS VII	Sep. 2011	1	10,885	100%	10.4	2,820	8.19%	231
Sealy	Sep. 2011	1	257,000	100%	12.2	17,944	8.95%	1,606
GSA VI (6)	Sep. 2011	1	34,285	100%	14.8	8,590	8.07%	693
GSA VII (6)	Sep. 2011	1	25,508	100%	14.8	6,642	8.60%	571
GSA VIII (6)	Oct. 2011	1	29,150	100%	9.3	4,775	8.06%	385
GSA IX (6)	Oct. 2011	1	17,626	100%	9.8	6,750	8.22%	555
GSA X (6)	Oct. 2011	1	43,596	100%	11.8	13,000	7.75%	1,007
Reliant Rehab	Oct. 2011	1	65,141	100%	18.8	32,300	10.28%	3,322
ConAgra	Oct. 2011	1	65,000	100%	13.6	20,000	8.24%	1,648
GSA XI (6)	Oct. 2011	1	30,762	100%	14.5	9,000	7.99%	719
Dollar General XI	Oct. 2011	2	18,225	100%	14.7	1,926	8.31%	160
Dollar General XII	Oct., Nov. & Dec. 2011	42	387,104	100%	14.4	43,004	8.23%	3,539
Whirlpool II	Nov. 2011	1	700,350	100%	9.8	23,148	7.50%	1,736
Dollar General XIII	Nov. 2011	1	9,234	100%	14.7	932	8.80%	82
Fed Ex XIV	Nov. 2011	1	81,612	100%	10.3	4,592	9.49%	436

AMERICAN REALTY CAPITAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

Property	Acquisition/ Disposal Date	No. of Buildings	Square Feet	Ownership Percentage	Remaining Lease Term(1)	Base Purchase Price(2)	Capitalization Rate(3)	Annualized Rental Income/NOI(4)
Fed Ex XV	Nov. 2011	1	252,505	100%	15	56,000	7.49%	4,194
Fed Ex XVI	Nov. 2011	1	194,262	100%	10	20,000	7.60%	1,520
AutoZone II	Nov. 2011	1	6,816	100%	14.4	1,325	7.62%	101
Aaron's	Dec. 2011	18	214,739	100%	10.8	25,806	7.41%	2,184
GSA XII (6)	Dec. 2011	1	67,217	100%	7.3	9,520	8.81%	839
Danfoss	Dec. 2011	1	99,823	100%	9.8	7,487	8.78%	657
DaVita Dialysis V	Dec. 2011	1	6,502	100%	10.9	3,360	9.14%	307

Disposition for the year ended Dec. 31, 2011:
PNC	January 2011	(1)	(1,992)	100%	(7.9)	(680)	6.91%	(47)
Total		482	15,514,727		13.5	$2,110,738	8.16%	$172,150
Annualized average rental income per square foot			$11.10
Other investments (7)						29,625
Total investment portfolio						$2,140,363

(1)
Remaining lease term as of December 31, 2011, in years. If the portfolio has multiple locations with varying lease expirations, remaining lease term is calculated on a weighted-average basis. Total remaining lease term is an average of the remaining lease term of the total portfolio.

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

(4)
Annualized rental income/NOI for net leases is rental income on a straight-line basis as of December 31, 2011, which includes the effect of tenant concessions such as free rent, as applicable. For modified gross leased properties amount is rental income on a straight-line basis as of December 31, 2011, which includes the effect of tenant concessions such as free rent, as applicable, plus operating expense reimbursement revenue less property operating expenses.

(5)
Property is a parcel of land with a ground lease which contains a building that will be conveyed to the Company at the end of the ground lease. Square footage and number of buildings refers to the building that is constructed on the parcel of land.

(6)
Lease on the property is a modified gross lease. As such, annualized rental income/NOI for this property is rental income on a straight-line basis as of December 31, 2011, which includes the effect of tenant concessions such as free rent, as applicable, plus operating expense reimbursement revenue less property operating expenses.

(7)	Includes a $12.0 million investment in a joint venture and a $17.6 million investment in the common stock of certain publicly traded real estate investment trusts.

AMERICAN REALTY CAPITAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

Future Lease Payments

The following table presents future minimum base rental cash payments due to the Company subsequent to December 31, 2011. These amounts exclude contingent rentals that may be collected from certain tenants based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes among other items (amounts in thousands):

Year	Future Minimum Base Rent Payments
2012	$167,731
2013	169,049
2014	171,379
2015	172,379
2016	172,385
Thereafter	1,485,625
Total	$2,338,548

Tenant Concentration

The following table lists tenants whose annualized rental income on a straight-line basis or NOI represented greater than 10% of consolidated annualized rental income as of December 31, 2011, 2010, and 2009:

	Year Ended December 31,
	2011	2010	2009
FedEx	17%	17%	14%
Walgreens	10%	10%	*
CVS	*	13%	11%
PNC	*	*	25%
First Niagara	*	*	21%
Rockland Trust	*	*	17%
Rite Aid	*	*	10%
________________________________
* Tenant's annualized rental income on a straight-line basis or NOI was not greater than 10% of total annualized rental income for all portfolio properties as of the period specified.

The termination, delinquency or non-renewal of one of the above tenants may have a material adverse effect on revenues. No other tenant represented more than 10% of the annualized rental income for the periods presented.

AMERICAN REALTY CAPITAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

Geographic Concentration

The following table lists the states where we have concentrations of properties whose annualized rental income on a straight-line basis or NOI represented greater than 10% of consolidated annualized rental income as of December 31, 2011, 2010, and 2009:

	Year Ended December 31,
	2011	2010	2009
New York	12%	*	*
California	*	11%	*
Pennsylvania	*	*	21%
Texas	*	*	14%
________________________________
* Annualized rental income on a straight-line basis or NOI from properties located in this state was not greater than 10% of total annualized rental income for all portfolio properties as of the period specified.

No other state had properties that in total represented more than 10% of the annualized rental income for the periods presented.

Note 4 — Investment Securities

At December 31, 2011, the Company had investments in common stock with a fair value of $17.3 million. These investments are accounted for as available-for-sale investments and therefore increases or decreases in the fair value of these investments are recorded in other comprehensive income as a component of equity on the balance sheet unless the securities are considered to be permanently impaired at which time the losses would be reclassified to expense.

The following table details the unrealized gains and losses on investment securities as of December 31, 2011 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Common stock	$17,625	$246	$(596)	$17,275

All unrealized losses had a holding period of less than four months. No available for sale investments were held at December 31, 2010.

Note 5 — Revolving Credit Facilities

In August 2011, the Company obtained a revolving credit facility with RBS Citizens, N.A. and a syndicate of financial institutions (“RBS Facility”) for an aggregate maximum principal amount of $115.0 million. The facility has an accordion feature that allows it to be increased up to a maximum of $230.0 million under certain conditions and the Company intends to increase the facility to this maximum. The proceeds of loans made under the credit agreement may be used to finance the acquisition of net leased, investment or non-investment grade occupied properties or general corporate purposes. Up to $15.0 million of the facility is available for letter of credits. The initial term of the credit agreement is 36 months.

Any loan made under the RBS Facility shall bear floating interest at per annum rates equal to the one month London Interbank Offered Rate (“LIBOR”) plus 2.05% to 2.85% depending on the Company's loan to value ratio as specified in the agreement. In the event of a default, RBS has the right to terminate its obligations under the credit agreement, including the funding of future loans, and to accelerate the payment on any unpaid principal amount of all outstanding loans. The revolving credit facility requires a fee of 0.15% on the unused balance if amounts outstanding under the facility are 50% or more of the total facility amount and 0.25% on the unused balance if amounts outstanding under the facility are 50% or less of the total facility amount. As of December 31, 2011, there was $10.0 million outstanding on this facility. In addition, the Company had a letter of credit in the amount of $0.4 million under this facility at December 31, 2011.

AMERICAN REALTY CAPITAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

At December 31, 2011 and 2010, the Company had available a $10.0 million revolving unsecured line of credit bridge facility with an affiliated entity. There were no amounts outstanding under this facility at December 31, 2011 or December 31, 2010. There are no unused borrowing fees associated with this facility.

The RBS Facility requires the Company to meet certain financial covenants, including the maintenance of certain financial ratios (such as specified debt to equity and debt service coverage ratios) as well as the maintenance of a minimum net worth.  As of December 31, 2011, the Company was in compliance with the debt covenants under the RBS Facility agreement.

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

There were no amounts outstanding on the Capital One or U.S. Bank lines of credit as of December 31, 2010.

Note 6 — Mortgage Notes Payable

The Company’s mortgage notes payable consist of the following (dollar amounts in thousands):

	Encumbered Properties	Outstanding Loan Amount	Weighted Average Effective Interest Rate(1)	Weighted Average Maturity(2)
December 31, 2011	254	$673,978	5.27%	5.21
December 31, 2010	196	$372,755	5.73%	6.15

(1)
Mortgage notes payable have fixed rates or rates that are fixed through the use of interest rate hedging instruments. Effective interest rates range from 4.09% to 6.97% at December 31, 2011 and 4.36% to 6.97% at December 31, 2010.

(2)	Weighted average remaining years until maturity as of the periods presented.

The following table summarizes the scheduled aggregate principal repayments subsequent to December 31, 2011 (amounts in thousands):

Year	Total
2012	$3,308
2013	59,196
2014	33,749
2015	119,807
2016	283,768
Thereafter	174,150
Total	$673,978

AMERICAN REALTY CAPITAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

The Company’s sources of recourse financing generally require financial covenants, including restrictions on corporate guarantees, the maintenance of certain financial ratios (such as specified debt to equity and debt service coverage ratios) as well as the maintenance of a minimum net worth. As of December 31, 2011, the Company was in compliance with the debt covenants under the mortgage loan agreements.

The balances of two mortgage notes payable in the aggregate amount of $34.0 million were prepaid for the entire remaining balance in December 2011. In connection with these early payoffs, $0.3 million of unamortized deferred financing costs and $0.4 million of prepayment penalties were charged to interest expense.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of December 31, 2011 and December 31, 2010, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The valuation of derivative instruments is determined using a discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, as well as observable market-based inputs, including interest rate curves and implied volatilities. In addition, credit valuation adjustments, are

AMERICAN REALTY CAPITAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

incorporated into the fair values to account for the Company’s potential nonperformance risk and the performance risk of the counterparties.

The Company has common stock investments which are traded on a national exchange and therefore, due to the availability of quoted market prices in active markets, classified these investments as Level 1 in the fair value hierarchy.

The following table presents information about the Company’s assets and liabilities (including derivatives that are presented net) measured at fair value on a recurring basis as of December 31, 2011 and December 31, 2010, aggregated by the level in the fair value hierarchy within which those instruments fall (amounts in thousands):

	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
December 31, 2011
Common stock	$17,275	$—	$—	$17,275
Interest rate swap and collar derivatives, net	$—	$8,602	$—	$8,602
December 31, 2010
Interest rate swap and collar derivatives, net	$—	$5,214	$—	$5,214

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

The fair values of the Company’s financial instruments that are not reported at fair value on the consolidated balance sheet are reported below (amounts in thousands):

	Carrying Amount at	Fair Value at	Carrying Amount at	Fair Value at
	December 31, 2011 (1)	December 31, 2011	December 31, 2010 (1)	December 31, 2010
Mortgage notes payable	$674,657	$687,481	$373,918	$388,984
Other long-term notes payable	$—	$—	$12,790	$12,790
Revolving credit facility	$10,000	$10,000	$—	$—

(1)	Carrying amount includes premiums and discounts on mortgage notes payable.

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

AMERICAN REALTY CAPITAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the balance sheets as of December 31, 2011 and 2010 (amounts in thousands):

	Balance Sheet Location	December 31, 2011	December 31, 2010
Derivatives designated as hedging instruments:
Interest Rate Collar and Swaps	Derivatives, at fair value	$(7,702)	$(3,828)
Derivatives not designated as hedging instruments:
Interest Rate Collar	Derivatives, at fair value	$(900)	$(1,386)

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates that an additional $2.2 million will be reclassified from other comprehensive income as an increase to interest expense.

Derivatives Designated as Hedging Instruments

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

As of December 31, 2011, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (dollar amounts in thousands):

Interest Rate Derivative	Number of Instruments	Notional Amount
Interest Rate Swaps	10	$106,348
Interest Rate Collar	1	4,115

As of December 31, 2010, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (dollar amounts in thousands):

Interest Rate Derivative	Number of Instruments	Notional Amount
Interest Rate Swaps	4	$63,532
Interest Rate Collar	1	4,115

AMERICAN REALTY CAPITAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

The table below details the location in the financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the years ended December 31, 2011, 2010 and 2009 (amounts in thousands):

	December 31,
	2011	2010	2009
Amount of loss recognized in accumulated other comprehensive income as interest rate derivatives (effective portion)	$(2,964)	$(4,186)	$(938)
Amount of loss reclassified from accumulated other comprehensive income into income as interest expense (effective portion)	$(2,137)	$(2,045)	$(1,218)
Amount of gain (loss) recognized in income on derivative as loss on derivative instruments (ineffective portion and amount excluded from effectiveness testing) (1)	$(111)	$(40)	$—

(1) Excludes $3.2 million that was recognized as a loss on derivative instruments for the year ended December 31, 2011 for interest rate swap agreements that were entered into at an above market rate in conjunction with entering into a series of rate lock agreements on forecasted mortgages. Once the mortgages closed, the swap agreements qualified as hedging instruments, however the portion of the forecasted change in fair value related to the above market rate of the swaps was excluded from the effectiveness testing and was expensed.

Derivatives Not Designated as Hedging Instruments

Derivatives not designated as hedges are not speculative. These derivatives are used to manage the Company’s exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements to be classified as hedging instruments. The Company has one interest rate collar contract outstanding, with an aggregate notional amount of $22.7 million and $23.2 million at December 31, 2011 and 2010, respectively, with an established ceiling and floor for the underlying variable rate at 4.125% and 3.54%, respectively. This contract was not able to be designated as a hedging instrument as it does not qualify for hedge accounting based on the results of the net written option test. As such, all changes in the fair value of the interest rate collar have been included in the Company’s statements of operations for the years ended December 31, 2011 and 2010.

The table below details the amount and location in the financial statements of the gain or loss recognized on derivatives not designated as hedging instruments for the years ended December 31, 2011, 2010 and 2009 (amounts in thousands):

	Year Ended December 31,
	2011	2010	2009
Location of Gain or (Loss) Recognized in Income on Derivative:
Interest expense	$(770)	$(776)	$(787)
Gains (losses) on derivative instruments	487	(267)	293
Total	$(283)	$(1,043)	$(494)

Credit-risk-related Contingent Features

The Company has agreements with each of its derivative counterparties that contain a provision where if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations.

As of December 31, 2011, the fair value of derivatives in a net liability position related to these agreements was $8.6 million. As of December 31, 2011, the Company has not posted any collateral related to these agreements and was not in breach of any agreement provisions. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value of $9.1 million at December 31, 2011.

AMERICAN REALTY CAPITAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

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

Note 11 — Related Party Transactions and Arrangements

Fees Paid in Connection with Common Stock Offering

The Company’s affiliated Dealer Manager receives selling commissions of 7% of the gross offering proceeds from the sale of the Company’s common stock (as well as sales of long-term notes and exchange transactions) before reallowance of commissions earned by participating broker-dealers. The Dealer Manager re-allows 100% of commissions earned to participating broker-dealers. In addition, the Dealer Manager receives dealer manager fees of 3% of the gross offering proceeds before reallowance to participating broker-dealers. No selling commissions or dealer-manager fees are paid to the Dealer Manager with respect to shares sold under the DRIP. The Company incurred total commissions to the Dealer Manager of $114.8 million, $41.0 million and $12.3 million during the years ended December 31, 2011, 2010 and 2009, respectively.

The Company will reimburse the Advisor up to 1.5% of its gross offering proceeds. The following table details the results of such activities related to organizational and offering costs reimbursed to the Advisor (amounts in thousands):

	Year Ended December 31,
	2011	2010	2009
Organizational and offering expense reimbursements	$5,949	$4,378	$5,617

At December 31, 2010, the Company had a payable to the Dealer Manager and the Advisor of $0.4 million, respectively, for commissions and reimbursements of expenses. At December 31, 2011, there were no amounts owed to the Dealer Manager or Advisor for offering costs or dealer manager fees.

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

The Company will pay the Advisor a yearly fee of up to 1% of the contract purchase price of each property based on assets held by the Company on the measurement date, adjusted for appropriate closing dates for individual property acquisitions. On June 7, 2011, the Company and the Advisor agreed to modify the timing of the payment of asset management fees by the Company to the Advisor such that the Company shall pay to the Advisor asset management fees on a current basis, and shall no longer pre-pay those fees beyond the subsequent month's fees, as was allowed under the previous arrangement. In addition, such asset management fees shall be payable, at the discretion of the Company’s Board subject to the Advisor’s approval, on a prospective

AMERICAN REALTY CAPITAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

basis, in cash, common stock or restricted stock grants, or any combination thereof. See Note 13 – Share-Based Compensation, for additional information of limitations on the issuance of restricted shares to the Advisor.

For the management and leasing of its properties, the Company will pay to an affiliate of its Advisor a property management fee of (a) 2% of gross revenues from its single tenant properties and (b) 4% of gross revenues from its multi-tenant properties, plus, in each case, market-based leasing commissions applicable to the geographic location of the property. The Company also will reimburse the affiliate costs of managing the properties. The affiliate may also receive a fee for the initial leasing of newly constructed properties, which would generally equal one month’s rent. In the unlikely event that the affiliate assists a tenant with tenant improvements, a separate fee may be charged to, and payable by the Company. This fee will not exceed 5% of the cost of the tenant improvements. The aggregate of all property management and leasing fees paid to its affiliates plus all payments to third parties for such fees will not exceed the amount that other nonaffiliated management and leasing companies generally charge for similar services in the same geographic location as determined by a survey of brokers and agents in such area. No such fees were incurred or paid for the years ended December 31, 2011, 2010 or 2009.

The Company may reimburse its Advisor’s costs of providing administrative services, subject to the limitation that it will not reimburse its Advisor for any amount by which its operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of (a) 2% of average invested assets, or (b) 25% of net income other than any additions to reserves for depreciation, bad debt or other similar non-cash reserves and excluding any gain from the sale of assets for that period. Additionally, the Company will not reimburse the Advisor for personnel costs in connection with services for which the Advisor receives acquisition fees or real estate commissions. No such fees were incurred or paid for the years ended December 31, 2011, 2010 or 2009.

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

The following tables detail amounts paid and reimbursed to affiliates as well as amounts contractually due to the Advisor which were forgiven in connection with the operations related services described above (amounts in thousands):

	Year Ended December 31,
	2011		2010		2009
	Paid	Forgiven	Paid	Forgiven	Paid	Forgiven
One-time fees:
Acquisition fees and related cost reimbursements	$20,838	$—	$9,167	$—	$1,690	$—
Financing coordination fees and related cost reimbursements	4,567	—	2,679	—	880	—
Other expense reimbursements	403	—	374	—	—	—
On-going fees:
Asset management fees(1)	5,572	9,658	1,350	4,015	145	1,779
Property management and leasing fees	—	2,361	—	833	—	300
Total operational fees and reimbursements	$31,380	$12,019	$13,570	$4,848	$2,715	$2,079

(1)
The Company’s Board of Directors, subject to the Advisor’s approval, on a prospective basis, may elect to pay an equivalent amount of the cash fees forgiven in unvested performance based restricted shares. The Company will record expense for such shares, if the Board of Directors approves the issuance.

As of December 31, 2010, $4.4 million of asset management fees were prepaid to the Advisor in accordance with the terms of the Advisory Agreement.  The Advisory Agreement provided for two quarters of fees to be paid in advance by the Company.  On June 7, 2011, the Company and the Advisor modified the provisions of the Advisory Agreement with respect to the timing of asset management fees payments such that the Company will pay the Advisor asset management fees on a current basis. As of December 31, 2011, the Company funded asset management fees of $1.8 million relating to January 2012, as required by the modified provisions of the Advisory Agreement.

AMERICAN REALTY CAPITAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

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

The Company will pay a subordinated participation in the net proceeds of the sale of real estate assets of 15% of remaining net proceeds after return of capital contributions plus payment to investors of a 6% cumulative, non-compounded return on the capital contributed by investors. The Company cannot assure that it will provide this 6% return but the Advisor will not be entitled to the subordinated participation in net sale proceeds unless its investors have received a 6% cumulative non-compounded return on their capital contributions. No such fees were incurred or paid for the years December 31, 2011, 2010 or 2009.

The Company will pay a subordinated incentive listing fee of 15% of the amount by which the adjusted market value of real estate assets plus distributions exceeds the aggregate capital contributed by investors plus an amount equal to a 6% cumulative, non-compounded annual return to investors. The Company cannot assure that it will provide this 6% return but the Advisor will not be entitled to the subordinated incentive listing fee unless its investors have received a 6% cumulative non-compounded return on their capital contributions. No such fees were incurred or paid for the years ended December 31, 2011, 2010 or 2009.

The following table details amounts paid to affiliates in connection with the sale of property (amounts in thousands):

	Year Ended December 31,
	2011	2010	2009
Real estate commissions	$19	$26	$—

Financing

The OP entered into an agreement with the principals of the Advisor whereby the OP can obtain up to $10.0 million of bridge equity from the principals from time to time as needed to provide short-term bridge equity for property acquisitions or for general working capital purposes. Such bridge equity advances need to be satisfied within a one year period and will accrue a yield of 8%. There were no amounts outstanding under this facility as of December 31, 2011, 2010 and 2009. There was no interest expense for this facility during the years December 31, 2011, 2010 or 2009.

The Company has a $0.4 million letter of credit from its revolving credit facility. This letter of credit was used as a security deposit on rented office space for the Advisor.

Common Stock Investment

In December 31, 2011, the Company purchased 0.3 million shares of common stock in an initial public offering of an affiliated public company, valued at $2.9 million at December 31, 2011. The aggregate fair value of all investment securities owned by the Company was $17.3 million at December 31, 2011.
Investment in Unconsolidated Joint Venture

In December 2010, the Company entered into a joint venture agreement with an affiliate and an unrelated third party investor to invest in a portfolio of five retail condominium units. The Company’s initial investment in this joint venture was $12.0 million and a 1.0% fee was paid to the Company by the affiliate. For the year ended December 31, 2011, the Company’s share of the net profit on the property was $0.1 million. In addition, the Company received cash distributions of $0.8 million for the year ended December 31, 2011. No fees were paid to the Advisor in connection with this agreement.

AMERICAN REALTY CAPITAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

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

Note 13 — Share-Based Compensation

Stock Option Plan

The Company has a stock option plan (the “Plan”), which authorizes the grant of nonqualified stock options to the Company’s independent directors, subject to the absolute discretion of the Board of Directors and the applicable limitations of the Plan. The exercise price for all stock options granted under the Plan was fixed at $10.00 per share until the termination of the Company’s IPO, and thereafter the exercise price for stock options granted to its independent directors will be equal to the fair market value of a share on the last business day preceding the annual meeting of stockholders. As of December 31, 2011 and 2010, the Company had granted options to purchase 27,000 shares at $10.00 per share, each with a two year vesting period and an expiration of 10 years. A total of 1.0 million shares have been authorized and reserved for issuance under the Plan.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. During the years ended December 31, 2011, 2010 and 2009, no options were forfeited or were exercised, and 9,000, 9,000 and 0 shares became vested, respectively. As of December 31, 2011 and 2010, unvested options to purchase 9,000 and 18,000 shares, respectively, at $10.00 per share remained outstanding with a weighted average contractual remaining life of 7.3 and 8.3 years, respectively. The total compensation charge relating to these option grants was immaterial.

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

Restricted share awards entitle the recipient to common shares from the Company under terms that provide for vesting over a specified period of time or upon attainment of pre-established performance objectives. Shares issued under the RSP vest immediately upon a change of control of the Company or sale of the Company’s assets. Such awards would typically be forfeited with respect to the unvested shares upon the termination of the recipient’s employment or other relationship with the Company. Restricted shares may not, in general, be sold or otherwise transferred until restrictions are removed and the shares have vested. Holders of restricted shares may receive cash distributions prior to the time that the restrictions on the restricted shares have lapsed. Any distributions payable in common shares shall be subject to the same restrictions as the underlying restricted shares. As of December 31, 2011 and 2010, 18,000 and 9,000 shares, respectively, had been issued to independent directors under this plan at a fair value of $10.00 per share. The fair value of the shares are being expensed ratably over the five-year vesting period.

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

AMERICAN REALTY CAPITAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

Compensation expense for restricted shares of $1.5 million and $0.4 million was recorded for the years ended December 31, 2011 and 2010. There were no restricted shares outstanding at December 31, 2009.

Note 14 — Net Loss Per Share

The following is a summary of the basic and diluted net loss per share computation for the years ended December 31, 2011, 2010 and 2009 (in thousands, except share and per share amounts):

	Year Ended December 31,
	2011	2010	2009
Net loss attributable to stockholders	$(25,076)	$(9,833)	$(4,266)
Less: distributions paid on unvested restricted stock	(1,024)	(299)	—
	$(26,100)	$(10,132)	$(4,266)
Weighted average common shares outstanding	133,730,159	32,539,393	5,768,761
Net loss per share attributable to stockholders, basic and diluted	$(0.20)	$(0.31)	$(0.74)

As of December 31, 2011, 27,000 stock options and 1.5 million restricted shares were outstanding; as of December 31, 2010, 27,000 stock options and 1.4 million restricted shares were outstanding. These items were not included in the calculation of diluted earnings per share since the effect of their inclusion would have been anti-dilutive.

AMERICAN REALTY CAPITAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

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

The following table summarizes the activity related to investment arrangements with unaffiliated third parties (dollars in thousands):

							Distributions
Property/ Portfolio Name	No. of Buildings	Investment Date	Net Investment Amount	Third Party Ownership Percentage	Total Assets Subject to Investment Agreement	Total Liabilities Subject to Investment Agreement	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Walgreens	1	Jul. 2009	$1,068	44%	$3,474	$1,550	$(80)	$(80)	$(37)
FedEx/ PNC Bank	2	Jul. 2009 to Jan. 2010	2,002	49%	11,303	8,917	(167)	(167)	(52)
PNC Bank	1	Sep. 2009	444	35%	3,316	2,306	(35)	(35)	(11)
CVS	3	Jan. 2010 to Mar. 2010	2,577	49%	10,636	6,670	(195)	(178)	—
Rickett Benckiser	1	Feb. 2010	2,400	15%	28,367	14,709	(210)	(169)	—
FedEx III	1	Apr. 2010	3,000	15%	31,294	15,000	(256)	(156)	—
BSFS	6	Jun. 2010 to Sep. 2010	6,468	49%	11,993	—	(512)	(201)	—
Brown Shoe/Payless	2	Oct. 2010	6,000	9%	65,196	28,200	(540)	(81)	—
Jared Jewelry	1	May 2010	500	25%	1,578	—	(41)	—	—
Total	18		$24,459		$167,157	$77,352	$(2,036)	$(1,067)	$(100)

AMERICAN REALTY CAPITAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

Note 16 — Quarterly Results (Unaudited)

Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2011, 2010 and 2009 (in thousands, except per share amounts):

	Quarters Ended
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
Rental revenue	$20,718	$28,054	$34,943	$41,136
Net loss	$(4,520)	$(9,517)	$(5,661)	$(5,378)
Weighted average shares outstanding	72,741	110,777	173,087	176,740
Basic and diluted loss attributable to stockholders per share	$(0.07)	$(0.09)	$(0.03)	$(0.03)

	Quarters Ended
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
Rental revenue	$7,428	$9,382	$11,928	$16,035
Net loss	$(389)	$(992)	$(74)	$(8,378)
Weighted average shares outstanding	17,845	25,165	36,122	51,402
Basic and diluted loss attributable to stockholders per share	$(0.02)	$(0.04)	$—	$(0.17)

	Quarters Ended
	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009
Rental revenue	$2,926	$2,935	$3,774	$5,319
Net loss	$(1,339)	$(673)	$(1,484)	$(770)
Weighted average shares outstanding	1,527	3,151	6,639	11,637
Basic and diluted loss attributable to stockholders per share	$(0.88)	$(0.21)	$(0.22)	$(0.07)

Note 17— Subsequent Events

The Company has evaluated subsequent events through the filing of this Form 10-K, and determined that there have been no events that have occurred that would require adjustments to our disclosures in the consolidated financial statements.

Real Estate and Accumulated Depreciation
Schedule III
December 31, 2011
(in thousands)

					Initial Costs			Gross Amount Carried at December 31, 2011
Property	City	State	Encumbrances at December 31, 2011		Land	Buildings and Fixtures	Adjustment to Basis		Accumulated Depreciation
7-Eleven	Mount Dora	FL	$—		$1,475	$1,207	$—	$2,681	$45
7-Eleven Bradenton	Bradenton	FL	—		959	959	—	1,918	31
3M	DeKalb	IL	20,500		5,982	33,896	—	39,878	1,551
Aaron's	Asheboro	NC	—		244	976	—	1,220	5
Aaron's	Ashtabula	OH	—		60	1,142	—	1,202	5
Aaron's	Bay City	MI	—		281	1,124	—	1,405	5
Aaron's	Cortlandville	NY	—		187	1,062	—	1,249	5
Aaron's	Cranberry	PA	—		233	933	—	1,167	4
Aaron's	Grand Island	NE	—		446	1,041	—	1,487	5
Aaron's	Hudson	FL	—		390	910	—	1,300	4
Aaron's	Kettering	OH	—		162	920	—	1,082	4
Aaron's	Murrells Inlet	SC	—		253	760	—	1,013	4
Aaron's	Oneonta	NY	—		170	961	—	1,130	4
Aaron's	Palm Harbor	FL	—		478	717	—	1,195	3
Aaron's	Pensacola	FL	—		243	971	—	1,214	5
Aaron's	Piqua	OH	—		254	1,017	—	1,271	5
Aaron's	Pueblo	CO	—		183	1,034	—	1,217	5
Aaron's	Ridgeland	MS	—		203	811	—	1,014	4
Aaron's	Rotterdam	NY	—		59	1,129	—	1,189	5
Aaron's	Spring Hill	FL	—		531	649	—	1,181	3
Aaron's	Victoria	TX	—		305	711	—	1,016	3
Advance Auto	Plainfield	MI		(1)	230	1,303	—	1,533	112
Advance Auto II	Harvest	AL		(1)	116	1,040	—	1,155	70
Advance Auto II	Crystal Springs	MS		(1)	45	854	—	899	58
Advance Auto II	Vicksburg	MS		(1)	104	938	—	1,042	63
Advance Auto III	Lafayette	LA		(1)	296	888	—	1,183	54
Advance Auto III	Slidell	LA		(1)	382	891	—	1,272	54
Advance Auto III	West Monroe	LA		(1)	383	894	—	1,277	54
Advance Auto IV	Dunkirk	NY		(4)	495	606	—	1,101	30
AutoZone	Columbia	SC		(3)	281	842	—	1,123	4
AutoZone	San Juan	PR		(3)	353	2,003	—	2,356	107
AutoZone	Guayama	PR		(3)	483	1,127	—	1,609	60
AutoZone	Ponce	PR		(3)	404	2,287	—	2,691	122
AutoZone	Humacoa	PR		(3)	115	2,187	—	2,302	117
BB&T	Fort Myers	FL		(4)	1,020	2,380	—	3,400	102
Bojangles	Northport	AL	—		582	874	—	1,456	46
Bojangles	Buford	GA	—		727	1,351	—	2,078	71
Bojangles	Hartwell	GA	—		352	1,055	—	1,407	56
Bojangles	Hickory	NC	—		644	1,504	—	2,148	79
Bojangles	Highpoint	NC	—		361	1,084	—	1,445	57
Bojangles	Hildebran	NC	—		220	1,247	—	1,468	66
Bojangles	Lincolnton	NC	—		1,037	2,420	—	3,458	128
Bojangles	Raeford	NC	—		258	1,033	—	1,291	55
Bojangles	Thomasville	NC	—		437	1,310	—	1,746	69
Bojangles	Walkertown	NC	—		475	1,108	—	1,582	58

					Initial Costs			Gross Amount Carried at December 31, 2011
Property	City	State	Encumbrances at December 31, 2011		Land	Buildings and Fixtures	Adjustment to Basis		Accumulated Depreciation
Bojangles	Batesburg	SC	—		208	1,176	—	1,384	62
Bojangles	Inman	SC	—		194	1,102	—	1,297	58
Bojangles	Piedmont	SC	—		410	957	—	1,367	51
Brown Shoe	Lecbec	CA	9,100		1,977	17,795	—	19,772	886
BSFS	Middleburg	FL	—		347	1,968	—	2,315	169
BSFS	Edmond	OK	—		340	1,929	—	2,270	166
BSFS	Oklahoma City	OK	—		315	1,787	—	2,102	154
BSFS	Owasso	OK	—		327	1,852	—	2,179	159
BSFS	Tulsa	OK	—		352	1,997	—	2,350	172
BSFS	Yukon	OK	—		338	1,917	—	2,255	165
BSFS II	Benton	AR		(4)	461	1,383	—	1,844	103
BSFS II	Grand Junction	CO		(4)	506	1,518	—	2,024	113
BSFS II	Wichita	KS		(4)	344	1,374	—	1,718	103
BSFS II	Baton Rouge	LA		(4)	503	1,509	—	2,012	113
BSFS II	Austin	TX		(4)	463	1,390	—	1,853	104
BSFS II	Pearland	TX		(4)	556	1,297	—	1,853	97
BSFS II	Allen	TX	—		592	1,381	—	1,973	109
BSFS II	Crowley	TX	—		355	1,419	—	1,773	111
BSFS II	League City	TX	—		261	1,477	—	1,737	116
BSFS II	Weatherford	TX	—		243	1,375	—	1,618	108
BSFS II	Albuquerque	NM	—		487	1,462	—	1,949	115
BSFS II	Rockwall	TX	—		642	1,497	—	2,139	118
BSFS III	Milwaukee	WI	—		702	1,639	—	2,341	61
BSFS IV	Northfield	NJ	—		1,145	1,718	—	2,863	58
BSFS IV	Chester	VA	—		677	1,580	—	2,257	53
BSFS IV	Dardenne	MO	—		843	1,566	—	2,409	53
BSFS V	Prescott	AR	—		382	7,261	—	7,643	211
Citigroup, Inc.	Mt. Pleasant	SC	13,800		8,543	15,865	—	24,407	781
Citizens	Oak Lawn	IL	—		1,737	745	—	2,482	38
Citizens	Stickney	IL	—		282	230	—	512	12
Coats & Clark	Albany	GA	—		406	8,098	—	8,504	386
ConAgra	Omaha	NE	—		882	16,759	—	17,641	165
CSAA/Chase Bank	Decatur	GA		(2)	1,284	2,995	—	4,279	181
CSAA/Chase Bank	Montgomery	IL		(2)	2,679	—	—	2,679	—
CSAA/CVS	Schaumburg	IL		(2)	3,519	—	—	3,519	—
CSAA/Fifth Third Bank	Chelsea	AL		(2)	1,224	4,897	—	6,121	296
CSAA/Fifth Third Bank	Austin	TX		(2)	1,568	2,911	—	4,479	176
CSAA/Home Depot	Joliet	IL	3,900		1,115	2,601	—	3,716	157
CSAA/Walgreens	Marysville	OH		(2)	984	2,951	—	3,935	178
CSAA/Walgreens	Upper Arlington	OH		(2)	1,929	3,583	—	5,512	217
CSAA/Walgreens	Northlake	IL		(2)	3,507	—	—	3,507	—
CSAA/Walgreens	Carpentersville	IL		(2)	2,989	—	—	2,989	—
CSAA/Walgreens	Austell	GA		(2)	8,720	—	—	8,720	—
CVS	Chicago	IL	3,874		3,722	3,330	—	7,052	322
CVS	Visalia	CA	1,655		—	2,778	—	2,778	269
CVS	Smyrna	GA	2,532		654	3,705	—	4,359	359
CVS	Phoenix	AZ	1,899		—	3,228	—	3,228	312
CVS	Moline	IL	2,543		658	3,729	—	4,388	361
CVS	Northville	MI	2,450		626	3,549	—	4,175	344
CVS	Asheville	NC	1,033		—	1,770	—	1,770	171

					Initial Costs			Gross Amount Carried at December 31, 2011
Property	City	State	Encumbrances at December 31, 2011		Land	Buildings and Fixtures	Adjustment to Basis		Accumulated Depreciation
CVS	Wilton	NY	2,327		603	3,414	—	4,017	331
CVS	Columbia	SC	1,741		446	2,525	—	2,970	244
CVS	Coppell	TX	3,138		810	4,588	—	5,398	444
CVS II	Jacksonville	FL	2,398		598	3,391	—	3,990	304
CVS II	Harrisonville	MO	2,035		508	2,876	—	3,384	258
CVS II	Creedmoor	NC	1,831		454	2,573	—	3,027	231
CVS II	Reno	NV	1,643		—	2,708	—	2,708	243
CVS II	Pico Rivera	CA	2,431		—	4,014	—	4,014	360
CVS II	Auburn	AL	2,288		571	3,237	—	3,808	290
CVS II	Chandler	AZ	2,103		—	3,459	—	3,459	310
CVS II	Gainesville	FL	3,232		807	4,575	—	5,382	410
CVS II	East Ellijay	GA	2,072		516	2,923	—	3,439	262
CVS II	Rome	GA	1,643		—	2,699	—	2,699	242
CVS II	Chesterton	IN	3,209		804	4,557	—	5,361	408
CVS II	Biddeford	ME	1,958		—	3,225	—	3,225	289
CVS II	Brooklyn Park	MN	1,465		—	2,379	—	2,379	213
CVS II	Holly Springs	NC	2,061		513	2,906	—	3,419	261
CVS II	Walkertown	NC	2,006		499	2,830	—	3,329	254
CVS III	King George	VA		(8)	677	3,838	—	4,516	211
CVS IV	Charlotte	MI		(9)	449	4,041	—	4,490	182
CVS Stony Point	Stony Point	NY		(9)	1,979	2,968	—	4,947	134
CVS V	DelRay Beach	FL	—		3,875	3,875	—	7,750	136
CVS VI	Roanoke Rapids	NC	—		119	2,257	—	2,376	45
CVS VII	Cohoes	NY	—		241	2,167	—	2,408	43
Danfoss	Loves Park	IL	—		989	5,606	—	6,595	28
DaVita Dialysis	Lincoln	NE		(4)	122	2,326	—	2,449	99
DaVita Dialysis II	Abbeville	SC		(5)	360	1,439	—	1,799	78
DaVita Dialysis II	Enterprise	AL	—		443	1,773	—	2,216	79
DaVita Dialysis II	Okmulgee	OK		(5)	76	1,437	—	1,513	71
DaVita Dialysis II	Shreveport	LA		(5)	158	1,421	—	1,579	77
DaVita Dialysis III	Wilmington	NC		(5)	1,166	4,662	—	5,828	230
DaVita Dialysis IV	Blackfoot	ID	—		184	1,655	—	1,839	65
DaVita Dialysis V	Sellersville	PA	—		1,465	1,465	—	2,931	—
Dillons	Lawrence	KS		(5)	1,022	3,067	—	4,089	166
Dillons II	Wichita	KS	—		528	4,751	—	5,279	250
Dollar General	Jacksonville	FL		(4)	201	803	—	1,004	51
Dollar General II	Hilliard	FL		(4)	217	868	—	1,085	40
Dollar General III	Gillespie	IL		(4)	35	672	—	708	29
Dollar General III	Marseilles	IL		(4)	117	661	—	778	28
Dollar General III	Mt. Zion	IL		(4)	119	677	—	796	29
Dollar General IV	San Mateo	FL		(4)	208	834	—	1,042	36
Dollar General V	Alanson	MI		(4)	73	654	—	726	32
Dollar General V	Wellston	MI		(4)	34	655	—	689	32
Dollar General V	Copermish	MI		(4)	72	645	—	717	32
Dollar General V	Buckley	MI		(4)	74	663	—	737	33
Dollar General V	North Muskegon	MI		(4)	35	667	—	703	30
Dollar General V	Spring Arbor	MI		(4)	73	655	—	728	32
Dollar General VI	Florien	LA	—		69	620	—	689	26
Dollar General VI	Abbeville	LA	—		81	727	—	808	24
Dollar General VII	Port Vincent	LA	—		176	705	—	881	30

				Initial Costs			Gross Amount Carried at December 31, 2011
Property	City	State	Encumbrances at December 31, 2011	Land	Buildings and Fixtures	Adjustment to Basis		Accumulated Depreciation
Dollar General VII	West Monroe	LA	—	123	697	—	820	23
Dollar General VIII	Caitlin	IL	—	71	642	—	714	15
Dollar General VIII	Cerro Gordo	IL	—	35	666	—	701	12
Dollar General VIII	Columbia	IL	—	129	731	—	860	14
Dollar General IX	Robeline	LA	—	71	640	—	711	15
Dollar General X	Litchfield	MI	—	68	614	—	682	14
Dollar General X	Mancelona	MI	—	74	662	—	736	16
Dollar General X	St Johns	MI	—	71	641	—	713	15
Dollar General X	Clinton	MI	—	150	599	—	748	11
Dollar General X	Pinckney	MI	—	73	659	—	732	12
Dollar General X	Tekonsha	MI	—	67	600	—	667	11
Dollar General XI	Sheridan	MI	—	155	620	—	774	6
Dollar General XI	Gladwin	MI	—	77	694	—	771	6
Dollar General XII	Bessemer	AL	—	105	945	—	1,050	9
Dollar General XII	Andalusia	AL	—	78	705	—	784	7
Dollar General XII	Shelby	AL	—	77	690	—	767	6
Dollar General XII	Thorsby	AL	—	126	715	—	841	7
Dollar General XII	Crossville	AL	—	107	607	—	714	6
Dollar General XII	Jasper	AL	—	116	659	—	776	6
Dollar General XII	Jasper	AL	—	76	684	—	760	6
Dollar General XII	Jasper	AL	—	118	666	—	784	6
Dollar General XII	Irwinton	GA	—	82	734	—	815	7
Dollar General XII	Dorton	KY	—	117	661	—	777	6
Dollar General XII	Bronston	KY	—	166	664	—	830	6
Dollar General XII	Smiths Station	AL	—	188	753	—	941	7
Dollar General XII	Sunbright	TN	—	77	689	—	766	6
Dollar General XII	Opelika	AL	—	123	697	—	820	7
Dollar General XII	Leonville	LA	—	80	719	—	799	7
Dollar General XII	Fayette	OH	—	78	699	—	777	7
Dollar General XII	Kingston	OH	—	128	723	—	851	7
Dollar General XII	Oak Harbor	OH	—	139	788	—	927	7
Dollar General XII	Cardington	OH	—	170	679	—	849	6
Dollar General XII	Seville	OH	—	122	691	—	813	6
Dollar General XII	Oronago	MO	—	75	676	—	752	6
Dollar General XII	Queen City	MO	—	77	693	—	770	6
Dollar General XII	Laurel Hill	FL	—	79	714	—	793	7
Dollar General XII	San Antonio	TX	—	203	811	—	1,013	8
Dollar General XII	Granite Shoals	TX	—	140	792	—	932	7
Dollar General XII	Bloomington	TX	—	66	590	—	656	6
Dollar General XII	Lafayette Parish	LA	—	201	805	—	1,006	8
Dollar General XII	Mermentau	LA	—	81	728	—	809	7
Dollar General XII	Waterloo	IA	—	179	716	—	894	7
Dollar General XII	Jackson	MO	—	117	662	—	779	6
Dollar General XII	Cole - Camp	MO	—	107	606	—	713	6
Dollar General XII	Bonne Terre	MO	—	112	449	—	561	4
Dollar General XII	Breman	OH	—	138	784	—	922	7
Dollar General XII	Duson	LA	—	88	792	—	880	7
Dollar General XII	Monte Alto	TX	—	84	756	—	841	7
Dollar General XII	Corpus Christie	TX	—	135	763	—	898	7
Dollar General XII	Nashport	OH	—	183	731	—	913	—

					Initial Costs			Gross Amount Carried at December 31, 2011
Property	City	State	Encumbrances at December 31, 2011		Land	Buildings and Fixtures	Adjustment to Basis		Accumulated Depreciation
Dollar General XII	Elsa	TX	—		75	422	—	497	2
Dollar General XII	Melville	LA	—		43	818	—	861	4
Dollar General XII	Montrose	IA	—		69	618	—	687	3
Dollar General XII	Opelousas	LA	—		112	635	—	747	3
Dollar General XII	Unionville	MO	—		127	719	—	846	3
Dollar General XIII	Dayton	OH	—		111	627	—	738	6
Express Scripts	St. Louis	MO	19,173		—	30,150	—	30,150	1,888
Express Scripts	St. Louis	MO	9,537		1,492	13,425	—	14,917	682
FedEx	Snow Shoe	PA	6,965		1,413	7,930	—	9,343	1,308
FedEx II	Houston	TX	15,894		4,021	22,786	—	26,808	2,451
FedEx III	Sacramento	CA	15,000		7,283	21,849	—	29,132	1,554
FedEx IV	Sioux Falls	SD		(3)	606	2,423	—	3,028	129
FedEx V	Grand Forks	ND	—		599	1,796	—	2,395	83
FedEx VI	Louisville	KY	14,662		3,776	21,397	—	25,172	989
FedEx VII	Springfield	MO	9,638		3,304	13,217	—	16,521	611
FedEx VIII	Beckley	WV		(4)	322	2,901	—	3,223	124
FedEx VIII	St. Cloud	MN		(4)	300	2,702	—	3,003	115
FedEx VIII	Dodge City	KS		(4)	86	1,633	—	1,719	70
FedEx VIII	Hays	KS		(4)	63	1,199	—	1,262	51
FedEx IX	Lincoln	NE		(4)	773	4,379	—	5,152	187
FedEx X	Ann Arbor	MI		(9)	1,624	6,497	—	8,121	297
FedEx X	Bronx	NY	15,250		—	20,372	—	20,372	725
FedEx XI	Baltimore	MD	—		14,154	21,231	—	35,385	755
FedEx XII	Green	OH	—		1,272	29,185	—	30,457	926
FedEx XIII	Saginaw	MI		(10)	308	5,861	—	6,169	149
FedEx XIII	Lebanon	NH		(10)	1,738	5,215	—	6,953	133
FedEx XIII	Sherman	TX		(10)	284	5,390	—	5,674	137
FedEx XIII	Spokane	WA		(10)	603	5,426	—	6,029	138
FedEx XIV	North Canton	OH	—		—	3,745	—	3,745	19
FedEx XV	Rensselaer	NY	—		7,329	41,530	—	48,859	211
FedEx XVI	North Phoenix	AZ	—		3,468	13,871	—	17,339	71
First Niagara	Walnutport	PA	—		233	1,321	—	1,554	218
First Niagara	Springhouse	PA	—		561	3,165	—	3,726	522
First Niagara	Lehighton	PA	—		137	777	—	914	128
First Niagara	Lansdale	PA	—		251	1,423	—	1,674	235
First Niagara	Lansdale	PA	—		224	1,258	—	1,482	207
First Niagara	Wyomissing	PA	—		212	1,203	—	1,415	198
First Niagara	Harleysville	PA	—		1,853	10,427	—	12,279	1,720
First Niagara	Slatington	PA	—		163	926	—	1,089	153
First Niagara	Summit Hill	PA	—		245	1,391	—	1,636	229
First Niagara	Limerick	PA	—		232	1,316	—	1,548	217
First Niagara	Sellersville	PA	—		159	904	—	1,063	149
First Niagara	Skippack	PA	—		210	1,188	—	1,398	196
First Niagara	Palmerton	PA	—		455	2,577	—	3,032	425
First Niagara	Lansford	PA	—		279	1,578	—	1,857	260
First Niagara	Slatington	PA	—		492	2,786	—	3,278	460
Fresenius	Shasta Lake	CA	2,922		273	5,195	—	5,468	425
Fresenius	Apple Valley	CA	3,052		262	4,973	—	5,235	407
General Electric	Muskego	WI		(10)	2,134	19,206	—	21,340	683
GSA - USPS	Minneapolis	MN	—		1,241	4,964	—	6,205	203

					Initial Costs			Gross Amount Carried at December 31, 2011
Property	City	State	Encumbrances at December 31, 2011		Land	Buildings and Fixtures	Adjustment to Basis		Accumulated Depreciation
GSA - VA Clinic	Caldwell	ID	—		566	2,265	—	2,831	67
GSA I	Brownsville	TX	—		507	4,784	—	5,291	125
GSA II	Paris	TX	—		182	3,785	—	3,968	100
GSA III	Sioux City	IA	—		185	3,508	—	3,692	69
GSA IV	Sierra Vista	AZ	—		960	5,440	—	6,400	107
GSA V	Colorado Springs	CO	—		584	5,257	—	5,841	104
GSA VI	New Port Rici	FL	—		1,432	5,730	—	7,162	85
GSA VII	Knoxville	TN	—		770	4,364	—	5,135	64
GSA VIII	Eagle Pass	TX	—		373	3,354	—	3,726	33
GSA IX	Dallas	TX	—		551	4,959	—	5,510	49
GSA X	Redding	CA	—		546	10,378	—	10,925	102
GSA XI	Malone	NY	—		717	6,451	—	7,168	64
GSA XII	Parkersburg	WV	—		812	7,306	—	8,118	36
Home Depot	Topeka	KS	12,150		—	18,306	—	18,306	1,641
IHOP	Hilton Head	SC		(4)	634	1,478	—	2,112	100
IHOP II	Buford	GA		(4)	497	1,491	—	1,988	95
IHOP III	Cincinnati	OH	1,344		862	2,012	—	2,875	129
IHOP IV	LaVerne	CA	586		—	1,240	—	1,240	71
IHOP IV	Shawnee	KS	521		—	1,076	—	1,076	61
IHOP IV	Topeka	KS	844		360	1,438	—	1,798	82
IHOP IV	Alexandria	LA	497		—	1,047	—	1,047	60
IHOP IV	Baton Rouge	LA			—	1,842	—	1,842	105
IHOP IV	Springfield	MO	715		—	1,509	—	1,509	86
IHOP IV	Albuquerque	NM	525		—	1,106	—	1,106	63
IHOP IV	Rochester	NY	659		—	1,378	—	1,378	78
IHOP IV	Memphis	TN	894		381	1,525	—	1,907	87
IHOP IV	Memphis	TN	624		—	1,313	—	1,313	75
IHOP IV	El Paso	TX	678		—	1,428	—	1,428	81
IHOP IV	Centerville	UT	814		87	1,646	—	1,733	94
IHOP IV	Charlottesville	VA	437		—	912	—	912	52
IHOP IV	Roanoke	VA	494		—	1,036	—	1,036	59
IHOP IV	El Paso	TX	527		—	1,104	—	1,104	63
IHOP IV	Parker	CO	658		—	1,361	—	1,361	77
IHOP IV	Beaverton	OR	615		—	1,296	—	1,296	74
IHOP IV	Salem	OR	—		—	901	—	901	51
IHOP IV	Sugar Land	TX	1,018		651	1,519	—	2,170	86
Jack in the Box	Desloge	NM	1,069		876	876	—	1,752	69
Jack in the Box	The Dalles	NM	998		737	901	—	1,638	70
Jack in the Box	Corpus Christi	NM	901		588	882	—	1,470	69
Jack in the Box	Vancouver	NM	1,344		1,024	1,251	—	2,275	98
Jack in the Box	Houston	TX	955		623	935	—	1,558	66
Jack in the Box II	Beaumont	TX		(4)	363	1,451	—	1,814	93
Jack in the Box II	Ferris	TX		(4)	366	1,098	—	1,464	70
Jack in the Box II	Forney	TX		(4)	627	1,164	—	1,790	74
Jack in the Box II	Houston	TX		(4)	607	1,127	—	1,733	72
Jack in the Box II	Victoria	TX		(4)	280	1,120	—	1,400	72
Jack in the Box II	Victoria	TX		(4)	491	1,146	—	1,637	73
Jared Jewelry	Watchung	NJ	—		—	2,218	—	2,218	158
Jared Jewelry	Amherst	NY	—		—	811	—	811	58
Jared Jewelry	Lake Grove	NY	—		—	1,423	—	1,423	101

					Initial Costs			Gross Amount Carried at December 31, 2011
Property	City	State	Encumbrances at December 31, 2011		Land	Buildings and Fixtures	Adjustment to Basis		Accumulated Depreciation
Jared Jewelry II	Plymouth	MA	—		—	1,321	—	1,321	85
Kohl's	Georgetown	KY	5,680		1,327	7,522	—	8,849	348
Kohl's II	Collinsville	IL	3,570		800	4,535	—	5,335	212
Kum & Go I	Bolivar	MO	—		252	1,006	—	1,258	54
Kum & Go I	Bolivar	MO	—		273	1,091	—	1,364	58
Kum & Go I	Fair Grove	MO	—		123	490	—	613	26
Kum & Go I	Hollister	MO	—		314	1,255	—	1,568	67
Kum & Go I	Monett	MO	—		249	746	—	995	40
Kum & Go I	Springfield	MO	—		244	1,380	—	1,624	74
Kum & Go I	Springfield	MO	—		504	1,177	—	1,681	63
Kum & Go I	Springfield	MO	—		189	1,070	—	1,259	57
Kum & Go I	Springfield	MO	—		371	866	—	1,237	46
Kum & Go I	Springfield	MO	—		293	1,171	—	1,464	62
Kum & Go I	Springfield	MO	—		209	838	—	1,047	45
Kum & Go I	Springfield	MO	—		203	1,152	—	1,355	61
Kum & Go I	Springfield	MO	—		934	2,180	—	3,114	116
Kum & Go I	Waynesville	MO	—		369	685	—	1,054	37
Kum & Go II	Adair	IA	—		61	1,155	—	1,216	57
Kum & Go II	Neola	IA	—		260	1,041	—	1,301	52
Lockheed Martin	Lufkin	TX		(10)	572	10,876	—	11,448	268
Lowe's	Knoxville	TN		(4)	10,018	—	—	10,018	—
Lowe's II	Augusta	GA	—		1,306	11,757	—	13,063	275
Mrs. Bairds	Oklahoma City	OK	—		346	1,038	—	1,385	32
Mrs. Bairds	Weslaco	TX	—		367	1,102	—	1,469	34
National Tire & Battery	Kennesaw	GA	—		471	1,100	—	1,571	43
National Tire & Battery	Liburn	GA	—		745	1,118	—	1,863	43
National Tire & Battery	Douglasville	GA	—		607	911	—	1,518	35
O'Reilly Auto	Joliet	IL		(3)	531	1,592	—	2,123	91
O'Reilly Auto II	Waterford	MI	—		334	1,336	—	1,670	58
O'Reilly Auto III	Roseville	MI	—		442	1,327	—	1,770	38
O'Reilly Auto IV	Buena Vista	MI	—		387	1,160	—	1,547	34
O'Reilly Auto IV	Saginaw	MI	—		511	1,193	—	1,704	35
Payless	Brookville (Dayton)	OH	19,100		1,870	35,522	—	37,391	1,769
Pep Boys	North Wales	PA	—		1,396	3,258	—	4,654	110
Pep Boys	Stockton	CA	—		1,019	1,528	—	2,547	52
Pep Boys	Las Vegas	NV	—		1,296	2,408	—	3,704	81
PetSmart	Ottawa	IL	—		2,187	41,546	—	43,732	845
PNC	Bloomfield	NJ	592		125	712	—	838	95
PNC	Cedar Grove	NJ	964		197	1,123	—	1,322	149
PNC	Clementon	NJ	1,017		196	1,117	—	1,314	148
PNC	Dayton	NJ	859		172	974	—	1,148	129
PNC	Deptford	NJ	697		138	782	—	921	104
PNC	Dunellen	NJ	749		157	889	—	1,046	118
PNC	East Brunswick	NJ	806		175	976	—	1,151	129
PNC	Fairfield	NJ	1,387		268	1,701	—	1,968	280
PNC	Fanwood	NJ	859		167	947	—	1,114	126
PNC	Garfield	NJ	859		190	1,079	—	1,270	143
PNC	Haddonfield	NJ	697		149	842	—	990	112
PNC	Kearny	NJ	592		145	821	—	966	109

					Initial Costs			Gross Amount Carried at December 31, 2011
Property	City	State	Encumbrances at December 31, 2011		Land	Buildings and Fixtures	Adjustment to Basis		Accumulated Depreciation
PNC	Mahwah	NJ	592		128	723	—	851	96
PNC	Martinsville	NJ	1,017		227	1,285	—	1,512	170
PNC	Millstone	NJ	645		125	709	—	834	94
PNC	Mountain Lakes	NJ	749		149	842	—	991	112
PNC	Northvale	NJ	592		131	744	—	875	99
PNC	Orange	NJ	697		158	897	—	1,055	119
PNC	Parlin	NJ	697		169	960	—	1,130	127
PNC	Paterson	NJ	592		138	785	—	923	104
PNC	Paterson	NJ	277		90	512	—	602	68
PNC	Pompton Plains	NJ	224		90	511	—	601	68
PNC	Raritan	NJ	859		210	1,189	—	1,399	158
PNC	Somerville	NJ	912		180	1,005	—	1,185	133
PNC	Tenafly	NJ	540		132	748	—	880	99
PNC	Trenton	NJ	1,070		208	1,177	—	1,385	156
PNC	Vineland	NJ	540		120	666	—	786	88
PNC	West Orange	NJ	593		131	743	—	875	99
PNC	West Orange	NJ	382		92	521	—	613	69
PNC	West Paterson	NJ	487		105	598	—	703	79
PNC	Westwood	NJ	382		112	632	—	744	84
PNC	West Chester	OH	908		176	997	—	1,173	132
PNC	Blairsville	PA	490		131	728	—	858	97
PNC	Clarks Summit	PA	388		103	586	—	690	78
PNC	Dillsburg	PA	332		91	517	—	608	69
PNC	Media	PA	544		128	727	—	855	96
PNC	Media	PA	227		78	440	—	517	58
PNC	Philadelphia	PA	654		138	767	—	905	102
PNC	Philadelphia	PA	867		169	956	—	1,124	127
PNC	Philadelphia	PA	388		103	583	—	686	77
PNC	Philadelphia	PA	441		116	644	—	760	85
PNC	Philadelphia	PA	707		142	806	—	949	107
PNC	Philadelphia	PA	229		84	478	—	562	63
PNC	Pittsburgh	PA	491		119	675	—	794	90
PNC	Somerset	PA	861		191	1,085	—	1,276	144
PNC	Swarthmore	PA	386		98	553	—	650	73
PNC	Tannersville	PA	648		126	715	—	841	95
PNC	Warren	PA	490		132	746	—	877	99
PNC Bank	Palm Coast	FL	1,919		427	2,417	—	2,844	347
PNC Bank	Pompano Beach	FL	2,339		519	2,940	—	3,459	401
Provident Bank	Stony Point	NY		(9)	899	1,349	—	2,249	54
QuikTrip	Decatur	GA		(5)	728	2,183	—	2,910	118
Reckitt Benckiser	Tooele	UT	14,709		1,290	24,510	—	25,800	1,918
Reliant Rehab	Bedford	TX	16,150		1,330	25,261	—	26,591	251
Renal Advantage	Augusta	GA	—		264	1,497	—	1,761	29
Renal Advantage	Valdosta	GA	—		246	1,394	—	1,640	27
Renal Advantage	Valdosta	GA	—		321	1,286	—	1,607	25
Renal Advantage	New Castle	IN	—		81	1,540	—	1,621	30
Renal Advantage	Kansas City	KS	—		94	1,789	—	1,883	35
Renal Advantage	North Augusta	SC	—		540	1,261	—	1,801	25
Renal Advantage	Dickson	TN	—		96	1,817	—	1,913	36
Renal Advantage	Memphis	TN	—		182	1,639	—	1,821	32

					Initial Costs			Gross Amount Carried at December 31, 2011
Property	City	State	Encumbrances at December 31, 2011		Land	Buildings and Fixtures	Adjustment to Basis		Accumulated Depreciation
Renal Advantage	Memphis	TN	—		248	2,228	—	2,476	44
Rite Aid	Lisbon	OH	1,090		205	1,160	—	1,365	162
Rite Aid	East Liverpool	OH	1,630		305	1,729	—	2,034	242
Rite Aid	Carrollton	OH	1,730		325	1,826	—	2,151	255
Rite Aid	Cadiz	OH	1,240		232	1,317	—	1,550	184
Rite Aid	Carlisle	PA	3,008		637	3,597	—	4,234	503
Rite Aid	Pittsburgh	PA	4,110		866	4,906	—	5,772	686
Rockland Trust	Brockton	MA	440		88	498	—	586	79
Rockland Trust	Chatham	MA	1,026		206	1,167	—	1,373	184
Rockland Trust	Hull	MA	473		95	537	—	631	85
Rockland Trust	Hyannis	MA	1,626		325	1,840	—	2,165	290
Rockland Trust	Middleboro	MA	2,391		478	2,697	—	3,176	425
Rockland Trust	Orleans	MA	938		188	1,066	—	1,254	168
Rockland Trust	Randolph	MA	1,053		211	1,194	—	1,405	188
Rockland Trust	Centerville	MA	772		155	879	—	1,034	139
Rockland Trust	Duxbury	MA	905		182	1,034	—	1,216	163
Rockland Trust	Hanover	MA	903		182	1,029	—	1,210	162
Rockland Trust	Middleboro	MA	631		127	719	—	845	113
Rockland Trust	Pembroke	MA	1,058		213	1,206	—	1,419	190
Rockland Trust	Plymouth	MA	3,540		714	4,013	—	4,727	633
Rockland Trust	Rockland	MA	2,800		563	3,173	—	3,736	501
Rockland Trust	Rockland	MA	1,210		242	1,369	—	1,611	216
Rockland Trust	S. Yarmouth	MA	1,084		218	1,235	—	1,453	195
Rockland Trust	Scituate	MA	864		174	986	—	1,159	155
Rockland Trust	West Dennis	MA	946		167	1,080	—	1,247	170
Royal Ahold - Stop and Shop	Nanuet	NY	10,800		3,094	17,532	—	20,626	1,185
Royal Ahold - Tops Market	Canandaigua	NY	—		466	8,848	—	9,313	363
Sam's Club	Augusta	GA		(7)	12,821	—	—	12,821	—
Sealy	Green Island	NY	10,479		766	14,558	—	15,325	222
St. Joseph's Mercy Medical	Hot Springs	AR	—		379	1,516	—	1,894	75
St. Joseph's Mercy Medical	Hot Springs	AR	—		385	1,539	—	1,924	77
St. Joseph's Mercy Medical	Hot Springs	AR	—		486	4,377	—	4,863	218
Texas Instruments	Tucson	AZ	15,000		1,286	27,189	—	28,475	1,296
Tractor Supply	Dubois	PA		(3)	237	2,130	—	2,366	136
Tractor Supply	Lewisburg	WV		(3)	479	1,918	—	2,397	109
Tractor Supply	Elizabethville	PA		(3)	228	2,050	—	2,278	124
Tractor Supply	Mansfield	PA		(3)	234	2,107	—	2,342	127
Tractor Supply II	Marksville	LA		(4)	203	1,831	—	2,034	91
Tractor Supply II	Demopolis	AL		(9)	111	2,102	—	2,213	93
Tractor Supply II	New Boston	TX		(9)	325	1,839	—	2,163	81
Tractor Supply III	Sonora	CA		(4)	1,052	3,157	—	4,209	135
Tractor Supply IV	Kalamazoo	MI	—		—	1,380	—	1,380	33
Trader Joe's	Portland	ME	—		—	4,672	—	4,672	164
Verizon	Harmans	MD		(10)	5,632	5,632	—	11,264	115
Wal-Mart	Blytheville	AR		(7)	1,093	9,837	—	10,930	456
Wal-Mart II	Edensburg	PA	—		475	9,018	—	9,493	370
Walgreens	Sealy	TX	1,550		515	2,918	—	3,433	303
Walgreens II	Byram	MS	3,000		1,973	2,960	—	4,933	200
Walgreens III	LeRoy	NY		(1)	439	3,955	—	4,395	253
Walgreens IV	Grand Rapids	MN		(3)	1,135	4,542	—	5,677	258

					Initial Costs			Gross Amount Carried at December 31, 2011
Property	City	State	Encumbrances at December 31, 2011		Land	Buildings and Fixtures	Adjustment to Basis		Accumulated Depreciation
Walgreens V	Mount Pleasant	MI		(3)	835	3,339	—	4,173	178
Walgreens VI	Princeton	IN	3,013		713	4,040	—	4,753	186
Walgreens VI	Louisville	KY	3,674		2,662	3,253	—	5,915	150
Walgreens VI	Louisville	KY	3,266		1,839	3,415	—	5,254	158
Walgreens VI	Louisville	KY	3,061		1,718	3,190	—	4,908	147
Walgreens VI	Mayfield	KY	2,996		1,204	3,613	—	4,817	167
Walgreens VI	Radcliff	KY	3,257		1,835	3,407	—	5,242	157
Walgreens VI	Huntington	WV	3,633		1,178	4,713	—	5,891	217
Walgreens VII	Conway	SC		(4)	—	2,440	—	2,440	104
Walgreens VIII	Angola	NY	—		737	2,948	—	3,685	157
Walgreens VIII	Auburn	NY	2,978		542	4,880	—	5,422	262
Walgreens VIII	Greece	NY	3,463		1,297	5,190	—	6,487	278
Walgreens VIII	Greece	NY	2,102		—	3,895	—	3,895	201
Walgreens VIII	Irondequoit	NY	4,901		424	3,813	—	4,236	205
Walgreens VIII	Orchard Park	NY	3,309		615	5,532	—	6,147	296
Walgreens VIII	Penn Yan	NY	4,338		567	3,212	—	3,779	172
Walgreens VIII	Plattsburgh	NY	3,740		1,048	5,940	—	6,989	317
Walgreens VIII	Syracuse	NY	3,628		1,346	5,385	—	6,731	288
Walgreens IX	Martinsville	VA		(6)	237	4,496	—	4,733	225
Walgreens X	Ottumwa	IA		(6)	183	3,470	—	3,653	156
Walgreens X	Mansfield	OH	—		397	3,576	—	3,973	161
Walgreens XI	Amite	LA		(8)	431	3,878	—	4,309	155
Walgreens XII	Forest	MS	—		—	3,734	—	3,734	145
Walgreens XIII	Acworth	GA	—		1,483	2,754	—	4,236	96
Walgreens XIII	Lithia Springs	GA	—		632	3,581	—	4,213	125
Walgreens XIV	Morgan City	LA	—		520	2,946	—	3,466	88
Walgreens XV	Elkhart	IN	—		427	3,843	—	4,270	115
Walgreens XVI	Brooklyn	NY	—		3,404	6,321	—	9,725	190
Walgreens XVI	Brooklyn	NY	—		—	4,556	—	4,556	137
Walgreens XVI	Queens	NY	—		—	4,862	—	4,862	146
Walgreens XVI	Flushing	NY	—		6,390	6,390	—	12,781	192
Walgreens XVI	Flushing	NY	—		—	4,535	—	4,535	136
Walgreens XVI	Patchogue	NY	—		1,708	6,834	—	8,542	205
Wawa	Allentown	PA		(6)	2,791	6,513	—	9,304	353
Wawa	Yorktown	VA		(6)	1,544	4,631	—	6,175	251
Whirlpool	Iowa City	IA		(10)	2,559	14,500	—	17,058	590
Whirlpool II	Marion	OH	—		1,013	19,239	—	20,252	196
Wrangler	El Paso	TX		(10)	1,549	13,942	—	15,491	567
Encumbrances allocated based on notes below			207,052
Total			673,978		$325,458	$1,528,962	$—	$1,854,420	$80,899

(1)	These properties collateralize a $6.5 million mortgage note payable of which $6.5 million was outstanding as of December 31, 2011.

(2)	These properties collateralize a $19.6 million mortgage note payable of which $19.6 million was outstanding as of December 31, 2011.

(3)	These properties collateralize a $24.7 million mortgage note payable of which $24.7 million was outstanding as of December 31, 2011.

(4)	These properties collateralize a $51.6 million mortgage note payable of which $51.6 million was outstanding as of December 31, 2011.

(5)	These properties collateralize a $11.4 million mortgage note payable of which $11.4 million was outstanding as of December 31, 2011.

(6)	These properties collateralize a $17.6 million mortgage note payable of which $17.6 million was outstanding as of December 31, 2011.

(7)	These properties collateralize a $11.5 million mortgage note payable of which $11.5 million was outstanding as of December 31, 2011.

(8)	These properties collateralize a $5.6 million mortgage note payable of which $5.6 million was outstanding as of December 31, 2011.

(9)	These properties collateralize a $14.7 million mortgage note payable of which $14.7 million was outstanding as of December 31, 2011.

(10)	These properties collateralize a $43.8 million mortgage note payable of which $43.8 million was outstanding as of December 31, 2011.

Each location is a single tenant, freestanding property. Each of our properties has a depreciable life of 40 years. Acquired intangibles in the amount of $271.8 million are not allocated to individual properties as reflected in the table above. The accumulated depreciation column excludes $20.7 million of amortization associated with acquired intangible lease assets.

A summary of activity for real estate and accumulated depreciation for the years ended December 31, 2011, 2010 and 2009 (amounts in thousands):

	Year Ended December 31,
	2011	2010	2009
Real estate investments, at cost:
Balance at beginning of year	$774,400	$299,718	$148,322
Additions- acquisitions and improvements	1,080,640	475,436	151,396
Deductions- cost of real estate sold	(620)	(754)	—
Balance at end of the year	$1,854,420	$774,400	$299,718
Accumulated depreciation and amortization:	—
Balance at beginning of year	$26,263	$9,115	$2,534
Depreciation expense	54,683	17,200	6,581
Real estate sold	(47)	(52)	—
Balance at end of the year	$80,899	$26,263	$9,115