Form 10-Q
period 2012-03-31
American Realty Capital Trust, Inc.
filed 2012-05-07
CIK 1410997

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to __________
Commission file number: 000-53958

AMERICAN REALTY CAPITAL TRUST, INC.
(Exact name of registrant as specified in its charter)

Maryland	71-1036989
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

405 Park Avenue, New York, NY	19046
(Address of principal executive offices)	(Zip Code)

(646) 937-6900
(Registrant’s telephone number, including area code)

(Principal executive offices formerly located at 106 York Road, Jenkintown, PA)

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

The number of outstanding shares of the registrant’s common stock on April 30, 2012 was 158,474,862 shares.

AMERICAN REALTY CAPITAL TRUST, INC.

FORM 10-Q
Quarter Ended March 31, 2012

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN REALTY CAPITAL TRUST, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)

	March 31, 2012	December 31, 2011
	(Unaudited)
ASSETS
Real estate investments, at cost:
Land	$328,386	$325,458
Buildings, fixtures and improvements	1,535,192	1,528,962
Acquired intangible lease assets	273,164	271,751
Total real estate investments, at cost	2,136,742	2,126,171
Less: accumulated depreciation and amortization	(127,571)	(101,576)
Total real estate investments, net	2,009,171	2,024,595
Cash and cash equivalents	8,140	33,329
Investment securities, at fair value	18,544	17,275
Restricted cash	2,780	2,728
Investment in unconsolidated joint venture	11,014	11,201
Prepaid expenses and other assets	21,464	27,564
Deferred costs, net	13,312	13,883
Total assets	$2,084,425	$2,130,575
LIABILITIES AND EQUITY
Mortgage notes payable	$673,164	$673,978
Mortgage discount and premium, net	643	679
Revolving credit facility	—	10,000
Below-market lease liabilities, net	8,074	8,150
Derivatives, at fair value	8,125	8,602
Accounts payable and accrued expenses	14,160	11,706
Common stock to be repurchased, inclusive of accrued fees and expenses	228,972	—
Deferred rent and other liabilities	6,485	6,619
Dividends payable	—	10,637
Total liabilities	939,623	730,371

Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value; 240,000,000 shares authorized, 179,425,465 and 177,963,413 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	1,794	1,780
Additional paid-in capital	1,338,594	1,548,009
Accumulated other comprehensive income (loss)	736	(5,053)
Accumulated deficit	(217,691)	(166,265)
Total stockholders’ equity	1,123,433	1,378,471
Non-controlling interests	21,369	21,733
Total equity	1,144,802	1,400,204
Total liabilities and equity	$2,084,425	$2,130,575

The accompanying notes are an integral part of these financial statements.
AMERICAN REALTY CAPITAL TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except for per share data)
(Unaudited)

	Three Months Ended March 31,
	2012	2011
Revenues:
Rental income	$44,080	$20,718
Operating expense reimbursements	1,534	139
Total revenues	45,614	20,857

Operating expenses:
Acquisition and transaction related	641	7,132
Property operating	2,689	213
Fees to affiliate	4,152	600
General and administrative	2,491	524
Depreciation and amortization	26,058	9,943
Listing and internalization	17,269	—
Total operating expenses	53,300	18,412
Operating income (loss)	(7,686)	2,445

Other income (expenses):
Interest expense	(9,857)	(6,785)
Extinguishment of debt	(6,626)	—
Equity in income of unconsolidated joint venture	22	24
Other income (loss), net	264	(64)
Unrealized gain (loss) on derivative instruments	(4,046)	142
Loss on disposition of property	—	(44)
Total other expenses, net	(20,243)	(6,727)
Net loss	(27,929)	(4,282)
Net income attributable to non-controlling interests	(144)	(238)
Net loss attributable to stockholders	(28,073)	(4,520)

Other comprehensive income items:
Designated derivatives, fair value adjustment	4,521	702
Unrealized gain on investment securities, net	1,268	—
Total other comprehensive income	5,789	702
Comprehensive loss	$(22,284)	$(3,818)

Basic and diluted net loss per share attributable to stockholders	$(0.16)	$(0.07)

The accompanying notes are an integral part of these financial statements.
AMERICAN REALTY CAPITAL TRUST, INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
For the Three Months Ended March 31, 2012
(In thousands, except for share data)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stock-holders’ Equity	Non-controlling Interests	Total Equity
	Number of Shares	Par Value
Balance, December 31, 2011	177,963,413	$1,780	$1,548,009	$(5,053)	$(166,265)	$1,378,471	$21,733	$1,400,204
Common stock to be repurchased, inclusive of fees and expenses	—	—	(231,964)	—	—	(231,964)	—	(231,964)
Repurchase of fractional shares	(12,251)	—	(126)	—	—	(126)	—	(126)
Common stock issued through distribution reinvestment plan	1,009,415	10	9,579	—	—	9,589	—	9,589
Dividends declared	—	—	—	—	(23,353)	(23,353)	—	(23,353)
Common stock redemptions	(291,462)	(3)	(20)	—	—	(23)	—	(23)
Share based compensation	756,350	7	(7)	—	—	—	—	—
Amortization of restricted stock	—	—	13,123	—	—	13,123	—	13,123
Distributions to non-controlling interest holders	—	—	—	—	—	—	(508)	(508)
Net income (loss)	—	—	—	—	(28,073)	(28,073)	144	(27,929)
Other comprehensive income	—	—	—	5,789	—	5,789	—	5,789
Balance, March 31, 2012	179,425,465	$1,794	$1,338,594	$736	$(217,691)	$1,123,433	$21,369	$1,144,802

The accompanying notes are an integral part of this financial statement.
AMERICAN REALTY CAPITAL TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(27,929)	$(4,282)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	20,618	7,818
Amortization of intangibles	5,440	2,125
Amortization of deferred financing costs	3,312	628
Amortization of mortgage discounts and premiums, net	(36)	(44)
Amortization of restricted stock grants	13,123	355
Accretion of below-market lease liability	(76)	(76)
Loss on disposition of property	—	44
Unrealized loss (gain) on derivative instruments	4,046	(142)
Equity in income of unconsolidated joint venture	(22)	(24)
Changes in assets and liabilities:
Prepaid expenses and other assets	11,571	(4,047)
Accounts payable and accrued expenses	4,628	1,451
Deferred rent and other liabilities	(134)	(376)
Net cash provided by operating activities	34,541	3,430

Cash flows from investing activities:
Investment in real estate and other assets	(16,105)	(380,568)
Distributions from unconsolidated joint venture	209	207
Proceeds from disposition of real estate and other assets	—	581
Net cash used in investing activities	(15,896)	(379,780)

Cash flows from financing activities:
Proceeds from mortgage notes payable	—	155,430
Payments on mortgage notes payable	(814)	(1,222)
Payments on revolving credit facilities	(10,000)	—
Payments on long-term notes payable	—	(70)
Distributions to non-controlling interest holders	(508)	(506)
Proceeds from issuance of common stock, net	—	226,222
Repurchase of fractional shares	(126)	—
Payments of financing costs	(2,108)	(8,957)
Payments of costs for equity transactions	(3,085)	—
Dividends paid	(24,401)	(6,470)
Redemptions paid	(2,740)	(364)
Restricted cash	(52)	(115)
Net cash provided by (used in) financing activities	(43,834)	363,948
Net decrease in cash and cash equivalents	(25,189)	(12,402)
Cash and cash equivalents, beginning of period	33,329	31,985
Cash and cash equivalents, end of period	$8,140	$19,583

Supplemental Disclosures:
Cash paid for interest	$6,397	$5,813
Cash paid for income taxes	583	492
Non-Cash Investing and Financing Activities:
Common stock issued through distribution reinvestment plan	9,589	4,904
Mortgages assumed in real estate acquisitions	—	12,430
Common stock to be repurchased, inclusive of accrued fees and expenses	228,972	—

The accompanying notes are an integral part of these financial statements.

AMERICAN REALTY CAPITAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
(Unaudited)

Note 1 — Organization

American Realty Capital Trust, Inc. (the "Company"), incorporated in August 2007, is a Maryland corporation that qualifies as a real estate investment trust ("REIT") for federal income tax purposes. The Company was formed to acquire a diversified portfolio of commercial real estate, primarily freestanding single tenant properties net leased to credit worthy tenants on a long-term basis. In January 2008, the Company commenced an initial public offering ("IPO") on a "best efforts" basis to sell up to 150.0 million shares of common stock offered at a price of $10.00 per share, subject to certain volume and other discounts. In March 2008, the Company commenced real estate operations. The Company's IPO closed in July 2011 and the Company operated as a non-traded REIT through February 29, 2012.

Effective as of March 1, 2012, the Company internalized the management services previously provided by American Realty Capital Advisors, LLC (the "Former Advisor") and its affiliates, as a result of which the Company became a self-administered REIT managed full-time by its own management team (the "Internalization"). Concurrent with the Internalization, the Company listed its common stock on The NASDAQ Global Select Market ("NASDAQ") under the symbol "ARCT" (the "Listing").

To provide for an orderly transition in conjunction with the Internalization and the Listing, the Company and American Realty Capital Operating Partnership, L.P. (the "OP") entered into an agreement, effective as of March 1, 2012, with the Former Advisor, a wholly-owned subsidiary of AR Capital, LLC ("ARC") that managed the day-to-day business and affairs of the Company prior to the Internalization, to terminate the Advisory Agreement and provide for certain transitional services by our Former Advisor to the Company. See Note 12 — Related Party Transactions and Arrangements.

In connection with the Listing, the Company offered to purchase up to $220.0 million in shares of common stock from its stockholders, pursuant to a modified "Dutch Auction" cash tender offer (the “Tender Offer”). As a result of the Tender Offer, the Company has accepted for purchase 21.0 million shares of its common stock at a purchase price of $10.50 per share, for an aggregate cost of $220.0 million, excluding fees and expenses relating to the Tender Offer. The Company purchased the 21.0 million tendered shares on April 4, 2012. See Note 8 — Common Stock.

Substantially all of the Company's business is conducted through the OP, a Delaware limited partnership. The Company is the sole general partner of the OP and owns a 99.99% partnership interest in the OP. The Former Advisor is the sole limited partner of the OP and owns 0.01%  partnership interest (non-controlling interest) in the OP. The limited partner interests have the right to convert OP units into cash or, at the Company's option, a corresponding number of shares of common stock, as allowed by the limited partnership agreement of the OP.

As of March 31, 2012, the Company owned 485 properties with 15.6 million square feet, 100% leased with a weighted average remaining lease term of 13.3 years. In constructing the portfolio, the Company has been committed to diversification (industry, tenant and geography).

Note 2 — Listing and Internalization

The Listing occurred on March 1, 2012. In addition, effective March 1, 2012, in connection with the Internalization, the Company provided the Former Advisor with notice of termination of the Advisory Agreement between the Company, the OP and the Former Advisor. For the three months ended March 31, 2012, the Company incurred $17.3 million of expenses that resulted from the Listing and Internalization. Of these expenses, $12.9 million related to the vesting of previously issued restricted shares that became fully vested upon the Listing of the Company, $3.3 million related to a contract termination fee paid to the Former Advisor to terminate the Advisory Agreement and $1.1 million related to other transition costs.

In conjunction with the Internalization, the Company paid the Former Advisor $5.5 million for certain tangible and intangible assets. This transaction was accounted for as a business combination, which requires the Company to allocate the $5.5 million first to the fair value of identifiable assets, with any excess amounts allocated to goodwill. In accordance with accounting guidance, the Company has one year to finalize the amounts allocated to the fair value of the assets it acquired and to goodwill. Any amounts allocated to identifiable assets, except for any indefinite or non-amortizing intangibles identified, will be depreciated or amortized in accordance with the Company's policy. Amounts allocated to goodwill will be periodically and at least annually evaluated for impairment. At March 31, 2012 the entire $5.5 million is recorded in prepaid expenses and other assets on the consolidated balance sheet. See Note 12 — Related Party Transactions and Arrangements.

Note 3 —Summary of Significant Accounting Policies

The financial statements of the Company included herein were prepared in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results for the entire year or any subsequent interim period. These financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2011, which are included in the Company’s Form 10-K filed with the SEC on February 15, 2012.

The Company’s significant accounting policies are described in Note 2 to the consolidated financial statements in the Company’s Form 10-K for the year ended December 31, 2011. There have been no material changes to these policies during the three months ended March 31, 2012, except for the following:

Deferred Offering Costs

Deferred offering costs represent professional fees, fees paid to various regulatory agencies, and other costs incurred in connection with registering to sell shares of the Company's common stock. As of March 31, 2012, the Company had deferred offering costs of $0.5 million, which were included with deferred costs, net on the accompanying consolidated balance sheet. These deferred offering costs will be charged to equity upon the completion of the Company's next public offering of common stock. If no offering commences in the near term, the $0.5 million will be charged off. As of December 31, 2011, the Company had no deferred offering costs.

Business Combination

The Company accounts for transactions that meet the definition of a business combination by recording the assets acquired and liabilities assumed at their fair value upon acquisition. Intangible assets are identified and recognized individually. If the purchase price plus the fair value of the liabilities assumed exceeds the fair value of the assets acquired, goodwill is recognized. The Company has a period, not to exceed one year, from the date of acquisition, to gather all facts that existed at the acquisition date in determining fair value. Any amounts allocated to identifiable assets, except for any indefinite or non-amortizing intangibles identified, will be depreciated or amortized in accordance with the Company's policy. Amounts allocated to goodwill will be periodically and at least annually evaluated for impairment.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board ("FASB") issued guidance that expands the existing disclosure requirements for fair value measurements, primarily for Level 3 measurements, which are measurements based on unobservable inputs such as the Company’s own data. This guidance was largely consistent with previous fair value measurement principles with few exceptions that did not result in a change in general practice. The guidance became effective for interim and annual reporting periods ending after December 15, 2011. The adoption of this guidance did not have a material impact on the Company’s financial position or results of operations as the guidance relates only to disclosure requirements.

In June 2011, the FASB issued guidance requiring entities to present items of net income and other comprehensive income either in one continuous statement - referred to as the statement of comprehensive income - or in two separate, but consecutive, statements of net income and other comprehensive income. The new guidance did not change which components of comprehensive income are recognized in net income or other comprehensive income, or when an item of other comprehensive income must be reclassified to net income. In December 2011, the FASB deferred certain provisions of this guidance related to the presentation of certain reclassification adjustments out of accumulated other comprehensive income, by component, in both the statement and the statement where the reclassification is presented. This guidance was applied prospectively and was effective for interim and annual periods ending after December 15, 2011. The adoption of this guidance did not have a material impact on the Company's financial position or results of operations but changed the location of the presentation of other comprehensive income to more closely associate the disclosure with net income.

In September 2011, the FASB issued guidance that allows entities to perform a qualitative analysis as the first step in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If it is determined that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then a quantitative analysis for impairment is not required. The guidance was effective for interim and annual impairment tests for fiscal periods beginning after December 15, 2011.  The adoption of this guidance did not have a material impact on the Company's financial position or results of operations.

Note 4 — Real Estate Investments

The following table presents the allocation of the assets acquired and liabilities assumed during the periods presented (amounts in thousands):

	Three Months Ended March 31,
	2012	2011
Real estate investments, at cost:
Land	$2,928	$73,524
Buildings, fixtures and improvements	6,230	273,578
Total tangible assets	9,158	347,102
Acquired intangibles:
In-place leases	1,413	45,565
Mortgage assumed	—	(12,430)
Mortgage discount (premium), net	—	331
Total assets acquired, net	$10,571	$380,568
Number of properties purchased	3	60

The Company acquires and operates commercial properties. All such properties may be acquired and operated by the Company alone or jointly with another party. As of March 31, 2012, all of the properties the Company owned were 100% leased. The Company acquired the following properties during the three months ended March 31, 2012 (dollar amounts in thousands other than annualized average rental income per square foot):

Property	Acquisition Date	No. of Buildings	Square Feet	Ownership Percentage	Remaining Lease Term(1)	Base Purchase Price(2)	Capitalization Rate(3)	Annualized Rental Income/NOI(4)

Portfolio as of Dec. 31, 2011		482	15,514,727	Various	13.3	$2,110,738	8.16%	$172,150

Acquisitions for the three months ended March 31, 2012:
Tractor Supply V	Jan. 2012	1	19,097	100%	13.7	4,280	8.27%	354
Tractor Supply VI	Jan. 2012	2	41,767	100%	10.4	6,291	8.52%	536
Total		485	15,575,591		13.3	$2,121,309	8.16%	$173,040
Annualized average rental income per square foot			$11.11
Other investments (5)						29,625
Total investment portfolio						$2,150,934

(1)
Remaining lease term as of March 31, 2012, in years. If the portfolio has multiple locations with varying lease expirations, remaining lease term is calculated on a weighted-average basis. Total remaining lease term is an average of the remaining lease term of the total portfolio.

(2)
Contract purchase price excluding acquisition and transaction-related costs. Acquisition and transaction-related costs include legal costs, acquisition fees paid to the Former Advisor and closing costs on the property.

(3)
Annualized rental income on a straight-line basis or annualized net operating income ("NOI"), as applicable, divided by base purchase price. Total capitalization rate is an average of the capitalization rate of the total portfolio.

(4)
Annualized rental income/NOI for net leases is projected rental income for 2012, including annualized rents for properties acquired in 2012, on a straight-line basis, as of March 31, 2012, which includes the effect of tenant concessions such as free rent, as applicable. For modified gross leased properties, amount is projected rental income for 2012 on a straight-line basis as of March 31, 2012, which includes the effect of tenant concessions such as free rent, as applicable, plus operating expense reimbursement revenue less property operating expenses.

(5)	Includes a $12.0 million investment in a joint venture and a $17.6 million investment (see Note 5 — Investment Securities)in the common stock of certain publicly traded REITs.

Future Lease Payments

The following table presents future minimum base rental cash payments due to the Company subsequent to March 31, 2012. These amounts exclude contingent rentals that may be collected from certain tenants based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes among other items (amounts in thousands):

Year	Future Minimum Base Rent Payments
April 1, 2012 to December 31, 2012	$126,225
2013	169,485
2014	171,826
2015	172,828
2016	172,863
Thereafter	1,498,257
Total	$2,311,484

Tenant Concentration

The following table lists tenants whose annualized rental income on a straight-line basis or NOI represented greater than 10% of consolidated annualized rental income as of March 31, 2012 and 2011:

	March 31, 2012	March 31, 2011
FedEx	17%	13%
Walgreens	10%	12%
CVS	*	10%
________________________________
* Tenant's annualized rental income on a straight-line basis or NOI was not greater than 10% of total annualized rental income for all the Company's properties as of the period specified.

The termination, delinquency or non-renewal of one of the above tenants may have a material adverse effect on revenues. No other tenant represented more than 10% of the annualized rental income for the periods presented.

Geographic Concentration

The following table lists the states where we have concentrations of properties whose annualized rental income on a straight-line basis or NOI represented greater than 10% of consolidated annualized rental income as of March 31, 2012 and 2011:

	March 31, 2012	March 31, 2011
New York	12%	*
________________________________
* Annualized rental income on a straight-line basis or NOI from properties located in this state was not greater than 10% of total annualized rental income for all the Company's properties as of the period specified.

No other state had properties that in total represented more than 10% of the annualized rental income for the periods presented.

Note 5 — Investment Securities

At March 31, 2012, the Company had investments in common stock with a fair value of $18.5 million. These investments are accounted for as available-for-sale investments and therefore increases or decreases in the fair value of these investments are recorded in accumulated other comprehensive income as a component of equity on the balance sheet unless the securities are considered to be permanently impaired at which time the losses would be reclassified to expense.

The following table details the unrealized gains and losses on investment securities as of the dates indicated (in thousands):

	March 31, 2012
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Common stock	$17,625	$1,246	$(327)	$18,544

	December 31, 2011
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Common stock	$17,625	$246	$(596)	$17,275

All unrealized losses had a holding period of less than twelve months.

Note 6 — Revolving Credit Facilities

In August 2011, the Company obtained a revolving credit facility with RBS Citizens, N.A. and a syndicate of financial institutions (the "RBS Facility") for an aggregate maximum principal amount of $115.0 million. In February 2012, the RBS Facility was amended, which increased the aggregate maximum principal amount to $220.0 million. In April 2012 the facility was again amended which increased the aggregate maximum principal amount to $330.0 million. Additionally, the amended RBS Facility has an accordion feature that allows it to be increased up to a maximum of $500.0 million under certain conditions. The proceeds of loans made under the RBS Facility may be used to finance the acquisition of net leased, investment or non-investment grade occupied properties or general corporate purposes. Up to $15.0 million of the facility is available for letters of credit. The RBS Facility matures in August 2014.

The facility bears interest at the rate of (i) LIBOR with respect to Eurodollar rate loans plus a margin 2.05% to 2.85%, depending on the Company's leverage ratio; and (ii) the greater of the federal funds rate plus 1.0% and the interest rate publicly announced by RBS Citizens, N.A. as its ‘‘prime rate’’ or ‘‘base rate’’ at such time with respect to base rate loans plus a margin of 1.25% to 1.75% depending on the Company's leverage ratio.

In the event of a default, RBS Citizens, N.A. has the right to terminate its obligations under the credit agreement, including the funding of future loans, and to accelerate the payment on any unpaid principal amount of all outstanding loans. The RBS Facility requires a fee of 0.15% on the unused balance if amounts outstanding under the facility are 50% or more of the total facility amount and 0.25% on the unused balance if amounts outstanding under the facility are 50% or less of the total facility amount. As of March 31, 2012, there were no amounts outstanding on this facility. The Company had letters of credit in the amount of $1.1 million under the RBS Facility at March 31, 2012. The effective annualized interest rate on the RBS Facility was 2.45% as of March 31, 2012.

The RBS Facility requires the Company to meet certain financial covenants, including the maintenance of certain financial ratios (such as specified debt to equity and debt service coverage ratios) as well as the maintenance of a minimum net worth.  As of March 31, 2012, the Company was in compliance with the debt covenants under the RBS Facility agreement.

In April 2012, the Company used $218.9 million of the RBS Facility to repurchase shares of the Company's common stock pursuant to the Tender Offer. The effective annualized interest rate on the RBS facility in April 2012 was 2.32% See Note 8 — Common Stock.

At March 31, 2012 and December 31, 2011, the Company had available a $10.0 million revolving unsecured line of credit bridge facility with an affiliated entity. There were no amounts outstanding under this facility at March 31, 2012 or December 31, 2011. There are no unused borrowing fees associated with this facility.

Note 7 — Mortgage Notes Payable

The Company’s mortgage notes payable consist of the following (dollar amounts in thousands):

	Encumbered Properties	Outstanding Loan Amount	Weighted Average Effective Interest Rate(1)	Weighted Average Maturity(2)
March 31, 2012	254	$673,164	5.27%	4.97
December 31, 2011	254	$673,978	5.27%	5.21

(1)
Mortgage notes payable have fixed rates or rates that are fixed through the use of interest rate hedging instruments. Effective interest rates range from 4.09% to 6.97% at March 31, 2012 and December 31, 2011.

(2)	Weighted average remaining years until maturity as of the periods presented.

The Company’s sources of mortgage loan financing generally require financial covenants, including restrictions on corporate guarantees, the maintenance of certain financial ratios (such as specified debt to equity and debt service coverage ratios) as well as the maintenance of a minimum net worth. As of March 31, 2012, the Company was in compliance with the debt covenants under the mortgage loan agreements.

In April 2012, through the OP, the Company entered into an agreement with Wells Fargo Bank, National Association ("Wells Fargo") for a senior secured interim term loan in the amount of up to $200.0 million (the “Interim Term Loan”). The Interim Term Loan bears interest at a floating rate based on the Company’s corporate leverage ratio and provides for monthly interest payments, with all principal outstanding being due on the maturity date in October 2012. The Interim Term Loan may be prepaid from time to time and at any time, in whole or in part, without premium or penalty, subject to reimbursement of certain costs and expenses. The Interim Loan will be repaid with a new five-year term loan that will bear interest at a floating rate based on the Company’s corporate leverage ratio for which Wells Fargo is the lead arranger.

In April, 2012, the Company drew down $200.0 million on the Interim Term Loan at an interest rate of 2.73%. Proceeds from the Interim Loan were used to prepay $161.2 million of the Company’s outstanding fixed rate mortgage indebtedness, related prepayment and other costs and to repay $23.8 million of the RBS Facility. As a result, the Company’s mortgage notes payable consisted of the following scheduled aggregate principal repayments subsequent to March 31, 2012 and April 30, 2012 (amounts in thousands):

	April 1, 2012 to December 31, 2012	2013	2014	2015	2016	Thereafter	Total
March 31, 2012	$2,494	$59,196	$33,749	$119,807	$283,768	$174,150	$673,164
Mortgage notes repaid in April 2012	—	(53,424)	—	(33,251)	(43,750)	(30,803)	(161,228)
April 30, 2012	$2,494	$5,772	$33,749	$86,556	$240,018	$143,347	$511,936

In connection with the Company's extinguishment of outstanding fixed rate indebtedness, the Company accrued $4.3 million of prepayment penalties and fees related to the termination of certain interest rate derivative arrangements that were associated with the mortgages that were prepaid and wrote off $2.3 million of related deferred financing costs during the three months ended March 31, 2012.
The Company’s mortgage notes payable consist of the following at after the prepayment of the mortgage notes in April 2012(dollar amounts in thousands):

	Encumbered Properties	Outstanding Loan Amount	Weighted Average Effective Interest Rate(1)	Weighted Average Maturity(1)
April 30, 2012	172	$511,936	5.22%	5.11

(1)	Weighted average remaining years until maturity as of the period presented.

Note 8 — Common Stock

The Company listed its common stock on NASDAQ under the symbol “ARCT” on March 1, 2012. As of March 31, 2012 and December 31, 2011, the Company had 179.4 million and 178.0 million shares of common stock outstanding, respectively.

On February 15, 2012, the Company announced its intention to offer to purchase its common stock in an amount up to $220.0 million from its stockholders, pursuant to the Tender Offer. As a result of the Tender Offer, on March 29, 2012, the Company accepted for purchase 21.0 million shares of its common stock at a purchase price of $10.50 per share, for an aggregate cost of $220.0 million, excluding fees and expenses relating to the Tender Offer. The $220.0 million accepted for repurchase was reclassified from equity to liabilities as of March 31, 2012. The Company incurred $12.0 million in costs for the Tender Offer, of which $9.0 million is accrued for at March 31, 2012. The Company purchased the 21.0 million tendered shares on April 4, 2012.

The Company's annualized dividend is $0.70 per share or $0.0583 per share per month, which is payable, but not guaranteed, monthly to stockholders of record at the close of business on the 8th day of each month and payable on the 15th day of such month.

Prior to February 2012, the Company had a Distribution Reinvestment Plan ("DRIP") whereby shareholders could elect to have their distributions reinvested in shares of common stock at $9.50 per share. In February 2012, at the time the Company announced its intention to list its common stock on NASDAQ, the DRIP was terminated. On a cumulative basis, 6.3 million shares were issued under the DRIP.

Prior to February 2012, the Company had a Share Repurchase Program ("SRP") whereby shareholders could sell their shares to the Company in limited circumstances. In February 2012, at the time the Company announced its intention to list its common stock on NASDAQ, the SRP was terminated. On a cumulative basis, 1.4 million shares were redeemed under the SRP.

Note 9 — Fair Value of Financial Instruments

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of March 31, 2012 and December 31, 2011, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

The following table presents information about the Company’s assets and liabilities (including derivatives that are presented net) measured at fair value on a recurring basis as of March 31, 2012 and December 31, 2011, aggregated by the level in the fair value hierarchy within which those instruments fall (amounts in thousands):

	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
March 31, 2012
Common stock	$18,544	$—	$—	$18,544
Interest rate swap and collar derivatives, net	$—	$8,125	$—	$8,125
December 31, 2011
Common stock	$17,275	$—	$—	$17,275
Interest rate swap and collar derivatives, net	$—	$8,602	$—	$8,602

A review of the fair value hierarchy classification is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain assets. There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the three months ended March 31, 2012.

The Company is required to disclose the fair value of financial instruments for which it is practicable to estimate that value. The fair value of short-term financial instruments such as cash and cash equivalents, restricted cash, other receivables, accounts payable and distributions payable approximates their carrying value on the consolidated balance sheet due to their short-term nature. The fair value of mortgage notes payable are obtained by calculating the present value at current market rates. The interest rate of the RBS Facility is determined by a variable market rate and the Company's leverage ratio, and has terms commensurate with the market; as such the outstanding balance on the facility approximates fair value.

The fair values of the Company’s financial instruments that are not reported at fair value on the consolidated balance sheet are reported below (amounts in thousands):

		Carrying Amount (1) at	Fair Value at	Carrying Amount (1) at	Fair Value at
	Level	March 31, 2012	March 31, 2012	December 31, 2011	December 31, 2011
Mortgage notes payable	3	$673,807	$692,091	$674,657	$687,481
Revolving credit facility	3	$—	$—	$10,000	$10,000

(1)	Carrying amount includes premiums and discounts on mortgage notes payable.

Note 10 — Derivatives and Hedging Activities

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

As of March 31, 2012, the Company had informed certain lenders of its intention to repay certain mortgage notes payable and terminate the related swap arrangements. Therefore, all interest rate hedging instruments associated with those mortgage notes payable were transferred from hedging instruments to derivatives not designated as hedging instruments and $4.5 million related to those derivatives previously recorded in other comprehensive income was reclassified to unrealized gain (loss) on derivative instruments on the accompanying consolidated statement of operations.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the balance sheets as of March 31, 2012 and December 31, 2011 (amounts in thousands):

	Balance Sheet Location	March 31, 2012	December 31, 2011
Derivatives designated as hedging instruments:
Interest Rate Collar and Swaps	Derivatives, at fair value	$(183)	$(7,702)
Derivatives not designated as hedging instruments:
Interest Rate Collar and Swaps	Derivatives, at fair value	$(7,942)	$(900)

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates that an additional $0.1 million will be reclassified from other comprehensive income as an increase to interest expense.

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

As of March 31, 2012, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (dollar amounts in thousands):

Interest Rate Derivative	Number of Instruments	Notional Amount
Interest Rate Swaps	1	$122
Interest Rate Collar	1	4,115

As of December 31, 2011, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (dollar amounts in thousands):

Interest Rate Derivative	Number of Instruments	Notional Amount
Interest Rate Swaps	10	$106,348
Interest Rate Collar	1	4,115

The table below details the location in the financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the three months ended March 31, 2012 and 2011 (amounts in thousands):

	Three Months Ended March 31,
	2012	2011
Amount of loss recognized in accumulated other comprehensive income as interest rate derivatives (effective portion)	$(487)	$154
Amount of loss reclassified from accumulated other comprehensive income into income as interest expense (effective portion)	$(5,010)	$(547)
Amount of gain (loss) recognized in income on derivative as loss on derivative instruments (ineffective portion and amount excluded from effectiveness testing)	$(4,432)	$(73)

Derivatives Not Designated as Hedging Instruments

Derivatives not designated as hedges are not speculative. These derivatives are used to manage the Company’s exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements to be classified as hedging instruments. These derivatives include the nine interest rate swaps related to the swap arrangements the Company plans to terminate as described above.

As of March 31, 2012, the Company had the following outstanding interest rate derivatives that were not designated as cash flow hedges in qualifying hedging relationships (dollar amounts in thousands):

Interest Rate Derivative	Number of Instruments	Notional Amount
Interest Rate Swaps	9	$105,981
Interest Rate Collar	1	22,550

As of December 31, 2011, the Company had the following outstanding interest rate derivatives that were not designated as cash flow hedges in qualifying hedging relationships (dollar amounts in thousands):

Interest Rate Derivative	Number of Instruments	Notional Amount
Interest Rate Collar	1	$22,680

The table below details the amount and location in the financial statements of the gain or loss recognized on derivatives not designated as hedging instruments for the three months ended March 31, 2012 and 2011 (amounts in thousands):

	Three Months Ended March 31,
	2012	2011
Location of Gain or (Loss) Recognized in Income on Derivative:
Interest expense	$—	$(2)
Gains (losses) on derivative instruments	$(44)	$142
Total	$(44)	$140

Credit-risk-related Contingent Features

The Company has agreements with each of its derivative counterparties that contain a provision where if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations.

As of March 31, 2012, the fair value of derivatives in a net liability position related to these agreements was $8.1 million. As of March 31, 2012, the Company has not posted any collateral related to these agreements and was not in breach of any agreement provisions. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value of $8.6 million at March 31, 2012.

Note 11 — Commitments and Contingencies

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

AMERICAN REALTY CAPITAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
(Unaudited)

Note 12 — Related Party Transactions and Arrangements

Effective as of March 1, 2012, the Company internalized the management services previously provided to it by the Former Advisor and its affiliates, concurrently with the Listing. The Former Advisor is wholly-owned by ARC. ARC is majority-owned and controlled by Nicholas S. Schorsch, the Company’s Chairman of the Board of Directors and William M. Kahane, the Company’s Chief Executive Officer, President and Director.

Amounts Paid or Accrued in Connection with Listing, Internalization and Tender Offer

Effective as of March 1, 2012, the Company and the OP entered into an Amendment and Acknowledgment of Termination of the Amended and Restated Advisory Agreement (the "Amendment and Acknowledgment of Termination") with the Former Advisor, a wholly-owned subsidiary of ARC that managed the day-to-day business and affairs of the Company prior to the Internalization. Pursuant to the Amendment and Acknowledgment of Termination, the Company and the OP provided the Former Advisor with notice of termination of that certain Amended and Restated Advisory Agreement, dated June 2, 2010, effective on April 30, 2012, in accordance with the terms thereof. The Company paid the Former Advisor a termination fee in the amount of $3.6 million on March 1, 2012.

In conjunction with the Internalization, the Company paid the Former Advisor $5.5 million for tangible and intangible assets. This transaction was accounted for as a business combination, which requires the Company to allocate the $5.5 million first to the fair value of identifiable assets, with any excess amounts allocated to goodwill. In accordance with accounting guidance, the Company has one year to finalize the amounts allocated to the fair value of the assets it acquired and to goodwill.

In addition to the amount paid for tangible and intangible assets, $3.2 million was paid to the Former Advisor for cost reimbursements related to amounts incurred by the Former Advisor on the Company's behalf for the Listing, Tender Offer and registration statement that was withdrawn. As of March 31, 2012, the Company has unpaid balances owed to the Former Advisor and its affiliates of $0.5 million for costs reimbursements.

Fees Paid in Connection With the Operations of the Company

Prior to the Internalization on March 1, 2012, the Company paid fees to the Former Advisor and its affiliates as described below. Subsequent to March 1, 2012 the Company is no longer obligated to pay fees to the Former Advisor.

Pursuant to the Advisory Agreement, the Former Advisor received an acquisition fee of 1.0% of the contract purchase price of each acquired property and was reimbursed for acquisition costs incurred in the process of acquiring properties. In no event could the total of all acquisition and advisory fees and acquisition expenses payable with respect to a particular investment exceed 4% of the contract purchase price.

The Company paid the Former Advisor an annual fee of up to 1% of the contract purchase price of each property based on assets held by the Company on the measurement date, adjusted for appropriate closing dates for individual property acquisitions.

For the management and leasing of its properties, the Company paid to an affiliate of its Former Advisor a property management fee of (a) 2% of gross revenues from its single tenant properties and (b) 4% of gross revenues from its multi-tenant properties, plus, in each case, market-based leasing commissions applicable to the geographic location of the property. The Company also reimbursed the affiliate costs of managing the properties. The affiliate could have also received a fee for the initial leasing of newly constructed properties, which would generally equal one month’s rent. In the unlikely event that the affiliate assisted a tenant with tenant improvements, a separate fee could have been charged to, and payable by, the Company. This fee could not have exceeded 5% of the cost of the tenant improvements. The aggregate of all property management and leasing fees paid to its affiliates plus all payments to third parties for such fees could not have exceeded the amount that other nonaffiliated management and leasing companies generally charge for similar services in the same geographic location as determined by a survey of brokers and agents in such area.

AMERICAN REALTY CAPITAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
(Unaudited)

The Company was required to reimburse its Former Advisor’s costs of providing administrative services, subject to the limitation that it would not have reimbursed its Former Advisor for any amount by which its operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of (a) 2% of average invested assets, or (b) 25% of net income other than any additions to reserves for depreciation, bad debt or other similar non-cash reserves and excluding any gain from the sale of assets for that period. Additionally, the Company would not have reimbursed the Former Advisor for personnel costs in connection with services for which the Former Advisor received acquisition fees or real estate commissions. No such fees were incurred or paid for the three months ended March 31, 2012 or 2011.

The Company was required to pay the Former Advisor a financing coordination fee for services in connection with the origination or refinancing of any debt that the Company obtained and used to acquire properties or to make other permitted investments, or that was assumed, directly or indirectly, in connection with the acquisition of properties, equal to 1% of the amount available and/or outstanding under such financing, subject to certain limitations.

The following tables detail amounts paid and reimbursed to affiliates as well as amounts contractually due to the Former Advisor which were forgiven in connection with the operations-related services described above (amounts in thousands):

	Three Months Ended March 31,
	2012		2011
	Paid	Forgiven	Paid	Forgiven
One-time fees:
Acquisition fees and related cost reimbursements	$682	$—	$6,214	$—
Financing coordination fees and related cost reimbursements	1,050	—	1,860	—
Other expense reimbursements	27	—	—	—
On-going fees:
Asset management fees	3,486	—	600	1,864
Property management and leasing fees	585	—	—	389
Total operational fees and reimbursements	$5,830	$—	$8,674	$2,253

Fees Paid in Connection with the Liquidation or Listing of the Company’s Real Estate Assets

The Company was obligated to pay a brokerage commission on the sale of property, not to exceed the lesser of one-half of reasonable, customary and competitive real estate commission or 3% of the contract price for property sold (inclusive of any commission paid to outside brokers), in each case, payable to the Former Advisor if the Former Advisor or its affiliates, as determined by a majority of the independent directors, provided a substantial amount of services in connection with the sale.

The Company was obligated to pay a subordinated participation in the net proceeds of the sale of real estate assets of 15% of remaining net proceeds after return of capital contributions plus payment to investors of a 6% cumulative, non-compounded return on the capital contributed by investors in the IPO. The Company cannot assure that it will provide this 6% return. No such fees were incurred or paid for the three months ended March 31, 2012 or 2011 and no such fees will be paid in the future.

In connection with the Listing, ARC will be entitled to a subordinated incentive listing fee equal to 15% of the amount, if any, by which (a) the market value of the Company's common stock, based on the average market value of the shares issued and outstanding at listing over the 30 trading days beginning August 18, 2012, which is the 180th day after the shares were first listed on NASDAQ plus distributions paid by the Company, from an after May 21, 2008 and prior to such listing, exceeds (b) the sum of the total amount of capital raised from stockholders during the IPO and the amount of cash flow necessary to generate a 6.0% annual cumulative, non-compounded return to such stockholders through the date of listing. To the extent such fee is earned, payment will initially be in the form of a three year promissory note bearing interest at the applicable federal rate established by the Internal Revenue Service on the date of issuance, payable quarterly in arrears. In the event the subordinated incentive listing fee is earned, at maturity and at the option of the holder, such note can be paid in cash or converted into shares of the Company's common stock, the number of which will be based on the valuation described above, if such conversion occurs. The Company has the option to prepay the note in cash at any time.

AMERICAN REALTY CAPITAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
(Unaudited)

The following table details amounts paid to affiliates in connection with the sale of property (amounts in thousands):

	Three Months Ended March 31,
	2012	2011
Real estate commissions	$—	$19

Fees Paid in Connection with Common Stock Offering

Realty Capital Securities, LLC (the “Dealer Manager”), which is wholly-owned by ARC, was the dealer manager for the IPO. In connection with its services as dealer manager, the Dealer Manager received selling commissions of 7% of the gross offering proceeds from the sale of the Company’s common stock (as well as sales of long-term notes and exchange transactions) from the IPO before reallowance of commissions earned by participating broker-dealers. In addition, the Dealer Manager received dealer manager fees of 3% of the gross offering proceeds from the IPO before reallowance to participating broker-dealers. No selling commissions or dealer manager fees were paid to the Dealer Manager with respect to shares sold under the DRIP. As no proceeds were raised during the three months ended March 31, 2012, no selling commissions or dealer manager fees were paid to the Dealer Manager for such period. The Company incurred total commissions to the Dealer Manager of $22.0 million during the three months ended March 31, 2011.

Prior to the termination of the IPO, the Company reimbursed the Former Advisor up to 1.5% of the gross offering proceeds from the IPO. The following table details the results of such activities related to offering costs reimbursed to the Former Advisor (amounts in thousands):

	Three Months Ended March 31,
	2012	2011
Offering expense reimbursements	—	870

The Company issued all shares authorized under the IPO and closed the IPO on July 18, 2011. Shares of the Company's common stock were issued under the DRIP until February 2012 when the DRIP was terminated.
Financing

The OP entered into an agreement with the principals of the Former Advisor whereby the OP can obtain up to $10.0 million of bridge equity from the principals from time to time as needed to provide short-term bridge equity for property acquisitions or for general working capital purposes. Such bridge equity advances need to be satisfied within a one year period and will accrue an interest rate of 8%. There were no amounts outstanding under this facility as of March 31, 2012 or December 31, 2011. There was no interest expense for this facility during the three months ended March 31, 2012 or 2011.

The Company has a $0.4 million letter of credit from its revolving credit facility, which was used as a security deposit on rented office space for the Former Advisor.

Common Stock Investment

In September 2011, the Company purchased 0.3 million shares of common stock in an initial public offering of an affiliated public company, valued at $3.2 million at March 31, 2012. The aggregate fair value of all investment securities owned by the Company was $18.5 million at March 31, 2012.

AMERICAN REALTY CAPITAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
(Unaudited)

Investment in Unconsolidated Joint Venture

In December 2010, the Company entered into a joint venture agreement with an affiliate and an unrelated third party investor to invest in a portfolio of five retail condominium units. The Company’s initial investment in this joint venture was $12.0 million and a 1.0% fee was paid to the Company by the affiliate. For the three months ended March 31, 2012, the Company’s share of the net profit on the property was $22,000. In addition, the Company received cash distributions of $0.2 million for the three months ended March 31, 2012. No fees were paid to the Former Advisor in connection with this agreement. In April 2012, $5.0 million of this investment was redeemed.

Note 13 — Economic Dependency

Under various agreements, prior to Internalization, the Company had engaged the Former Advisor and its affiliates to provide certain services, for a fee, that were essential to the Company, including asset management services, supervision of the management and leasing of properties owned by the Company, asset acquisition and disposition decisions, the sale of shares of the Company’s common stock available for issue, as well as other administrative responsibilities for the Company including accounting services and investor relations.

As a result of these relationships, the Company was dependent upon the Former Advisor and its affiliates prior to Internalization. As of March 1, 2012, the Company became a self-administered REIT and therefore the Company no longer relies on the Former Advisor and its affiliates to provide the Company with these services. The Company may from time to time engage the Former Advisor for legal, information technology or other support services for which it will pay market rates. The Company does not expect the costs of these services to be material to the Company's results of operations.

Note 14 — Share-Based Compensation

Annual Incentive Compensation

In March 2012, the Company adopted an Annual Incentive Compensation Plan, or AICP under which the Company's executives, employees and non-employee directors selected by the Company's compensation committee will be eligible to earn annual performance-based bonus awards from a pool established each fiscal year that will be funded via both a discretionary component and a formulaic component. Funding of the discretionary component will be subject to the annual approval of the Company's compensation committee based upon an assessment of corporate and individual performance relative to certain performance criteria and objectives to be determined by the Company's Board of Directors. For fiscal 2012, the maximum size of the AICP pool will be calculated as the sum of:

•	Discretionary Component: an amount equal to up to 0.5% of the Company's stockholder's book equity on March 1, 2012; and

•	Formulaic Component: an amount equal to 20% of the Company's annualized FFO in excess of 6.0% of the Company's market capitalization as of March 1, 2012.

Any performance-based awards earned under the AICP and allocated to participants may be divided into the following three separate incentive compensation components, with payment of each conditioned on the participant's continued employment or continued service with the Company through the applicable payment date: cash bonus payable in the year; a deferred cash bonus; and in the form of restricted stock payable in the following year to the extent shares are available for issuance under the Company's equity incentive plans. Any deferred cash bonus and restricted stock will vest, and be paid in the case of the deferred cash bonus, subject to the participant's continued employment or continued service with the Company, in three substantially equal installments over a three year period. To the extent shares are not available under the Company's equity incentive plans, the equity bonus will be paid as a deferred cash bonus.

As of March 31, 2012, 70% of the fiscal 2012 AICP pool has been allocated. The remaining 30% will be allocated to the Company's other executives and employees at the discretion of the Company's senior management. Of the allocated Fiscal 2012 ACIP pool, 50% is payable as a cash bonus in 2013, 25% as a deferred cash bonus and 25% as restricted stock.

Long-Term Equity Performance Compensation

In March 2012, the Company  adopted a performance-based multi-year Outperformance Plan, or OPP, in which the Company's executive officers, Chairman and other select key employees will participate. Participants will be able to potentially earn additional compensation only upon the attainment of stockholder value creation targets.

Under the OPP, participants will be eligible to earn performance-based bonus awards equal to a percentage of a pool that will be funded up to a maximum award opportunity equal to 5% of the Company's equity market capitalization upon the listing of the Company's common stock on NASDAQ (the “OPP Cap”). Subject to the OPP Cap, the pool will equal an amount to be determined based on the Company's achievement of total return to stockholders (including both share price appreciation and common stock distributions), or Total Return, for the three-year performance period consisting of:

•	Absolute Component: 4% of any excess Total Return attained above an absolute hurdle of 7% per annum, non-compounded (i.e., a Total Return threshold of 21% for the performance period); and

•
Relative Component:  4% of any excess Total Return attained above the Total Return for the performance period of a peer group comprised of the following companies: CapLease, Inc.; Entertainment Properties Trust, Inc.; Getty Realty Corporation; Lexington Realty Trust; National Retail Properties, Inc. and Realty Income Corporation.

In order to further ensure that the interests of participants in the OPP are aligned with the Company's investors, the Relative Component is subject to a ratable sliding scale factor as follows:

•	100% will be earned if the Company attains a cumulative Total Return of 6% per annum or higher, non-compounded (i.e., attainment of a Total Return threshold of 18% for the performance period);

•	50% will be earned if the Company attains a cumulative Total Return of 0%;

•	0% will be earned if we attain a cumulative Total Return of less than 0%; and

•	A percentage from 50% to 100% calculated by linear interpolation will be earned if the Company's cumulative Total Return is between 0% and 6% per annum.

For each year during the performance period a portion of the OPP Cap equal to a maximum of up to 1% of the Company's equity market capitalization upon the listing of the Company's common stock on NASDAQ will be “locked-in” for funding of the OPP pool based upon the attainment of pro-rata performance of the performance hurdles set forth above for the applicable year. In addition, a portion of the OPP Cap equal to a maximum of up to 2.5% of the Company's equity market capitalization upon the listing of the Company's common stock on NASDAQ will be “locked-in” for funding of the OPP pool based upon the attainment of cumulative pro-rata performance of the performance hurdles set forth above over years one and two of the performance period, which if achieved, will supersede and negate any prior “locked-in” portion based upon performance in years one and two of the performance period (i.e., a maximum award opportunity equal to a maximum of up to 2.5% of the Company's equity market capitalization upon the listing of the Company's common stock on NASDAQ may be “locked-in” through the end of the second year of the performance period).

Following the performance period, the Absolute Component and the Relative Component will be calculated separately and then added together to determine the aggregate OPP pool, which will be the lesser of the sum of the two components and the OPP Cap. At March 31, 2012, 70% of the pool has been allocated. The remaining 30% will be allocated to the Company's other executives and employees at the discretion of the Company's senior management.

Any awards earned under the OPP will be issued in the form of LTIP Units which represent units of partnership interest that are structured as a profits interest in the Company's operating partnership. Subject to the participant's continued employment or service through each vesting date, a portion of any LTIP Units earned will vest on the last day of the performance period and the remainder will vest over a two year period thereafter. This vesting period is intended to create, in the aggregate, up to a five-year retention period with respect to the participants in the Company's OPP.

Stock Option Plan

The Company has a stock option plan (the “Plan”), which authorizes the grant of nonqualified stock options to the Company’s independent directors, subject to the absolute discretion of the Board of Directors and the applicable limitations of the Plan. The exercise price for all stock options granted under the Plan was fixed at $10.00 per share until the termination of the IPO, and thereafter the exercise price for stock options granted to its independent directors will be equal to the fair market value of a share on the last business day preceding the annual meeting of stockholders. As of March 31, 2012 and December 31, 2011, the Company had granted options to purchase 27,000 shares at $10.00 per share, each with a two year vesting period and an expiration of 10 years. A total of 1.0 million shares have been authorized and reserved for issuance under the Plan.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. During the three months ended March 31, 2012 and 2011, no options were forfeited or exercised, and no shares became vested. As of March 31, 2012 and December 31, 2011, unvested options to purchase 9,000 shares at $10.00 per share remained outstanding with a weighted average contractual remaining life of 7.0 and 7.3 years, respectively.

If the adoption of the Company's 2012 Equity Incentive Plan (the "Equity Plan") is approved by the Company's stockholders, the Plan will be terminated an no future awards thereunder will be made.

Restricted Share Plan

On January 22, 2010, the Board of Directors adopted an employee and director incentive restricted share plan (the “RSP”). The RSP provided for the automatic grant of 3,000 restricted shares of common stock to each of the independent directors, without any further action by the Company's Board of Directors or the stockholders, on the date of each annual stockholder's meeting. Restricted stock issued to independent directors will vest over a five-year period following the first anniversary of the date of grant in increments of 20% annually. The RSP provides the Company with the ability to grant awards of restricted shares to the Company's directors, officers and employees, employees of entities that provide services to the Company, directors of the entities that provide services to the Company, certain of its consultants or to entities that provide services to the Company. The total number of common shares reserved for issuance under the RSP is equal to 1.0% of the Company's authorized shares, or 2.4 million shares. Upon the listing of the Company's common shares on NASDAQ on March 1, 2012, the automatic grant of 3,000 restricted shares to members of the Board of Directors was canceled.

Restricted share awards entitle the recipient to common shares from the Company under terms that provide for vesting over a specified period of time or upon attainment of pre-established performance objectives. Shares issued under the RSP vest immediately upon a change of control of the Company or sale of the Company's assets. Such awards would typically be forfeited with respect to the unvested shares upon the termination of the recipient's employment or other relationship with the Company. Restricted shares may not, in general, be sold or otherwise transferred until restrictions are removed and the shares have vested. Holders of restricted shares may receive cash distributions prior to the time that the restrictions on the restricted shares have lapsed. Any distributions payable in common shares shall be subject to the same restrictions as the underlying restricted shares.

Prior to March 31, 2012, 18,000 shares were granted to independent directors and 1.5 million shares were issued to the Former Advisor. Upon the listing of the Company's common stock on March 1, 2012, all unvested restricted shares that had previously been granted became fully vested. For the three months ended March 31, 2012, the Company recognized $12.9 million of share based compensation expense for the vesting of shares that took place upon the Listing, and $0.3 million was recognized in general and administrative expenses related to the scheduled vesting of shares.

If the adoption of the Company's 2012 Equity Plan is approved by the Company's stockholders, the RSP will be terminated and no future awards thereunder will be made.

Note 15 — Net Loss Per Share

The following is a summary of the basic and diluted net loss per share computation for the three months ended March 31, 2012 and 2011 (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2012	2011
Net loss attributable to stockholders	$(28,073)	$(4,520)
Less: distributions paid on unvested restricted stock	(250)	(242)
	$(28,323)	$(4,762)
Weighted average common shares outstanding	178,245,822	72,741,135
Net loss per share attributable to stockholders, basic and diluted	$(0.16)	$(0.07)

As of March 31, 2012, 27,000 stock options and no restricted shares were outstanding; as of March 31, 2011, 27,000 stock options and 1.4 million unvested restricted shares were outstanding. These items were not included in the calculation of diluted earnings per share since the effect of their inclusion would have been anti-dilutive.

Note 16 — Non-controlling Interests

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

The following table summarizes the activity related to investment arrangements with unaffiliated third parties (dollars in thousands):

							Distributions
							Three Months Ended March 31,
Property/ Portfolio Name	No. of Buildings	Investment Date	Net Investment Amount	Third Party Ownership Percentage	Total Assets Subject to Investment Agreement	Total Liabilities Subject to Investment Agreement	2012	2011
Walgreens	1	Jul. 2009	$1,068	44%	$3,438	$1,550	$(20)	$(20)
FedEx/ PNC Bank	2	Jul. 2009 to Jan. 2010	2,002	49%	11,169	8,907	(42)	(42)
PNC Bank	1	Sep. 2009	444	35%	3,281	2,295	(9)	(9)
CVS	3	Jan. 2010 to Mar. 2010	2,577	49%	10,518	6,650	(49)	(49)
Rickett Benckiser	1	Feb. 2010	2,400	15%	27,994	14,664	(51)	(51)
FedEx III	1	Apr. 2010	3,000	15%	30,963	15,000	(64)	(62)
BSFS	6	Jun. 2010 to Sep. 2010	6,468	49%	11,869	—	(128)	(127)
Brown Shoe/Payless	2	Oct. 2010	6,000	9%	64,430	28,200	(135)	(133)
Jared Jewelry	1	May 2010	500	25%	1,559	—	(10)	(13)
Total	18		$24,459		$165,221	$77,266	$(508)	$(506)

Note 17 — Subsequent Events

The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q, and determined that there have been no events that have occurred that would require adjustments to our disclosures in the consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the accompanying financial statements of American Realty Capital Trust, Inc. and the notes thereto. As used herein, the terms "we," "our" and "us" refer to American Realty Capital Trust, Inc., a Maryland corporation, and, as required by context, American Realty Capital Operating Partnership, L.P., a Delaware limited partnership, which we refer to as the "OP," and to their subsidiaries. Prior to March 1, 2012, American Realty Capital Trust, Inc. was externally managed by American Realty Capital Advisors, LLC, a Delaware limited liability company (the "Former Advisor").

Forward-Looking Statements

Certain statements included in this Quarterly Report on Form 10-Q are forward-looking statements. Those statements include statements regarding the intent, belief or current expectations of American Realty Capital Trust, Inc. (the "Company," "we," "our" or "us") and members of our management team, as well as the assumptions on which such statements are based, and generally are identified by the use of words such as "may," "will," "seeks," "anticipates," "believes," "estimates," "expects," "plans," "intends," "should" or similar expressions. Actual results may differ materially from those contemplated by such forward-looking statements. Further, forward-looking statements speak only as of the date they are made, and we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time, unless required by law.

The following are some of the risks and uncertainties, although not all risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:

•	The competition for the type of properties we desire to acquire may cause our distributions and the long-term returns of our investors to be lower than they otherwise would be.

•	We depend on tenants for our revenue, and, accordingly, our revenue is dependent upon the success and economic viability of our tenants.

•	Increases in interest rates could increase the amount of our debt payments and limit our ability to pay distributions to our stockholders.

•	We may not generate cash flows sufficient to pay our distributions to stockholders, and as such we may be forced to borrow at higher rates to fund our operations.

•	We may be unable to pay or maintain cash distributions or increase distributions over time.

•	We are subject to risks associated with the significant dislocations and liquidity disruptions currently existing or occurring in the United States credit markets.

•	We may fail to continue to qualify as a real estate investment trust for U.S. federal income tax purposes ("REIT").

•	We may not derive the expected benefits from the Internalization (as defined herein) or may not derive them in the expected amount of time.

All forward-looking statements should be read in light of the risks identified in Part II, Item 1A of this Quarterly Report on Form 10-Q.

Overview

We are Maryland corporation, incorporated on August 17, 2007, that has elected to be taxed as a REIT beginning with the taxable year ended December 31, 2008. As a REIT, we generally are not subject to corporate-level income taxes. To maintain our REIT status, we are required, among other requirements, to distribute annually at least 90% of our “REIT taxable income,” as defined by the Internal Revenue Code of 1986, as amended (the “Code”), to our stockholders. If we fail to qualify as a REIT in any taxable year, we would be subject to federal income tax on our taxable income at regular corporate tax rates.

We were formed to acquire a diversified portfolio of commercial real estate, primarily freestanding single tenant properties net leased to creditworthy tenants on a long-term basis. In January 2008, we commenced an initial public offering ("IPO") on a "best efforts" basis to sell up to 150.0 million shares of common stock offered at a price of $10.00 per share, subject to certain volume and other discounts. In March 2008, we commenced real estate operations. Our IPO closed in July 2011 and we operated as a non-traded REIT through February 29, 2012.

Effective as of March 1, 2012, we internalized the management services previously provided to us by the Former Advisor and its affiliates, as a result of which we became a self-administered REIT managed full-time by our own management team (the "Internalization"). Concurrent with the Internalization, we listed our common stock on The NASDAQ Global Select Market ("NASDAQ") under the symbol "ARCT" (the "Listing").

To provide for an orderly transition in conjunction with the Internalization and Listing, we and the OP entered into an agreement, effective as of March 1, 2012, with our Former Advisor, a wholly-owned subsidiary of AR Capital, LLC ("ARC") that managed our day-to-day business and affairs prior to the Internalization, to terminate the Advisory Agreement and provide for certain transitional services by our Former Advisor to us. See Note 12 — Related Party Transactions and Arrangements to the consolidated financial statements elsewhere in this report.

In connection with the Listing, we offered to purchase up to $220.0 million in shares of common stock from our stockholders, pursuant to a modified "Dutch Auction" cash tender offer (the "Tender Offer"). As a result of the Tender Offer, we have accepted for purchase 21.0 million shares of our common stock at a purchase price of $10.50 per share, for an aggregate cost of $220.0 million, excluding fees and expenses relating to the Tender Offer. We purchased the 21.0 million tendered shares on April 4, 2012. See Note 8 — Common Stock to the consolidated financial statements elsewhere in this report.

Substantially all of our business is conducted through the OP, a Delaware limited partnership. We are the sole general partner of the OP and own a 99.99% partnership interest in the OP. Our Former Advisor is the sole limited partner of the OP and owns 0.01%  partnership interest (non-controlling interest) in the OP. The limited partner interests have the right to convert OP units into cash or, at our option, a corresponding number of shares of common stock, as allowed by the limited partnership agreement of the OP.

As of March 31, 2012, we owned 485 properties with 15.6 million square feet, 100% leased with a weighted average remaining lease term of 13.3 years. In constructing the portfolio, we have been committed to diversification (industry, tenant and geography).

Our strategy is to own properties leased to investment grade and other creditworthy tenants. As of March 31, 2012, 71% of our annualized rental income on a straight-line basis, including annualized rents for properties acquired in 2012, is derived from investment grade tenants, as determined by major credit rating agencies, and 92% of our annualized rental income on a straight-line basis, including annualized rents for properties acquired in 2012, is derived from tenants that are rated by major credit rating agencies. In April 2012, Dollar General Corp.'s credit rating was upgraded to investment grade. As a result, as of April 30, 2012, 75% of our annualized rental income on a straight-line basis, including annualized rents for properties acquired in 2012, is derived from investment grade tenants, as determined by major credit rating agencies.

Real estate-related investments may be higher-yield and higher-risk investments than real properties, if we elect to acquire such investments. The real estate-related investments in which we may invest include: (i) mortgage loans; (ii) equity securities such as common stocks, preferred stocks and convertible preferred securities of real estate companies; (iii) debt securities, such as mortgage-backed securities, commercial mortgages, mortgage loan participations and debt securities issued by other real estate companies; and (iv) certain types of illiquid securities, such as mezzanine loans and bridge loans. Since our inception, we have not acquired any real estate-related investments, other than investments in common stock of other REITs.

Expenses Related to the Listing and Internalization

The Listing occurred on March 1, 2012. In addition, effective as of March 1, 2012, in connection with the Internalization, we provided the Former Advisor with notice of termination of the Advisory Agreement between us, the OP and the Former Advisor.

For the three months ended March 31, 2012, we recognized $17.3 million of costs related to items that resulted from the Listing and Internalization.

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

We present the operations related to properties that have been sold or properties that are intended to be sold as discontinued operations in the statement of operations for all periods presented. Properties that are intended to be sold are designated as “held for sale” on the balance sheet.

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

Above-market and below-market in-place lease values for owned properties are recorded based on the present value (using an interest rate that reflects the risks associated with the leases acquired) of the difference between the contractual amounts to be paid pursuant to the in-place leases and management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. The capitalized above-market lease intangibles are amortized as a decrease to rental income over the remaining term of the lease. The capitalized below-market lease values are amortized as an increase to rental income over the remaining term and any fixed rate renewal periods provided within the respective leases. In determining the amortization period for below-market lease intangibles, we initially will consider, and evaluate on a quarterly basis, the likelihood that a lessee will execute the renewal option. The likelihood that a lessee will execute the renewal option is determined by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located.

The aggregate value of intangible assets related to customer relationships, as applicable, is measured based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with the tenant. Characteristics considered by us in determining these values include the nature and extent of our existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals, among other factors.

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

We record all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether we have elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Derivatives may also be designated as hedges of the foreign currency exposure of a net investment in a foreign operation. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that is attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. We may enter into derivative contracts that are intended to economically hedge certain risks, even though hedge accounting does not apply or we elect not to apply hedge accounting.

Deferred Offering Costs

Deferred offering costs represent professional fees, fees paid to various regulatory agencies, and other costs incurred in connection with registering to sell shares of the Company's common stock. As of March 31, 2012, we had deferred offering costs of $0.5 million, which were included with deferred costs, net on the accompanying consolidated balance sheet. These deferred offering costs will be charged to equity upon the completion of our next public offering of common stock. If no offering commences in the near term, the $0.5 million will be charged off. As of December 31, 2011, we had no deferred offering costs.

Business Combination

We account for transactions that meet the definition of a business combination by recording the assets acquired and liabilities assumed at their fair value upon acquisition. Intangible assets are identified and recognized individually. If the purchase price plus the fair value of the liabilities assumed exceeds the fair value of the assets acquired, goodwill is recognized. We have a period, not to exceed one year, from the date of acquisition, to gather all facts that existed at the acquisition date in determining fair value. Any amounts allocated to identifiable assets will be depreciated in accordance with our policy. Amounts allocated to goodwill will be periodically and at least annually evaluated for impairment.

Recently Issued Accounting Pronouncements

Recently issued accounting pronouncements are described in Note 3 —Summary of Significant Accounting Policies to our consolidated financial statements.

Results of Operations

As of March 31, 2012, we owned 485 properties that were 100% leased, compared to 318 properties at March 31, 2011. Accordingly, our results of operations for the three months ended March 31, 2012, as compared to the three months ended March 31, 2011, reflect significant increases in most categories.

Comparison of Three Months Ended March 31, 2012 to Three Months Ended March 31, 2011

Rental Income

Rental income increased $23.4 million to $44.1 million for the three months ended March 31, 2012, compared to $20.7 million for the three months ended March 31, 2011. The increase in rental income was driven by our acquisition of $861.8 million of net leased properties subsequent to March 31, 2011, with total square footage of 7.4 million square feet. These properties were acquired at an average 8.1% capitalization rate, defined as annualized rental income divided by base purchase price. Annualized rental income for net leases represents projected rental income for 2012, including annualized rents for properties acquired in 2012, on a straight-line basis as of March 31, 2012, which includes the effect of tenant concessions such as free rent, as applicable. For modified gross leased properties, annualized rental income represents projected rental income for 2012 on a straight-line basis as of March 31, 2012, which includes the effect of tenant concessions such as free rent, as applicable, plus operating expense reimbursement revenue less property operating expenses.

Our properties are primarily leased from 10 to 30 years primarily to investment grade tenants, as determined by major credit rating agencies. All properties were 100% leased in both periods. During the three months ended March 31, 2012 and 2011, we experienced no property vacancy, tenant turnover, lease renegotiation or major capital expenditures. In addition, until 2011, all of the properties we owned were leased on a net basis where tenants are responsible for property operating expenses. Cash same store rents on the 259 properties held for the full period in both years increased $0.9 million to $30.8 million, compared to $29.9 million for the three months ended March 31, 2012 and 2011, respectively. Annualized average rental income per square foot was $11.11 at March 31, 2012 compared to $12.67 at March 31, 2011.

Operating Expense Reimbursements

Operating expense reimbursements increased $1.4 million to $1.5 million for the three months ended March 31, 2012, compared to $0.1 million for three months ended March 31, 2011. Operating expense reimbursements represent reimbursements for taxes, property maintenance and other charges contractually due from tenants per their respective lease agreements. The increase in operating expense reimbursements was driven by our larger real estate portfolio, including properties with modified gross leases.

Acquisition and Transaction Related Costs

Acquisition and transaction related costs decreased $6.5 million to $0.6 million for the three months ended March 31, 2012, compared to $7.1 million for the three months ended March 31, 2011. The decrease in costs was primarily related to a decrease in the number of properties acquired in the three months ended March 31, 2012 compared to 2011. The Company closed its IPO in July 2011 and has been acquiring properties on a more limited basis since that time.

Property Expenses

Property expenses increased $2.5 million to $2.7 million for the three months ended March 31, 2012, compared to $0.2 million for three months ended March 31, 2011. Property expenses mainly represent real estate taxes, ground lease rent, insurance and repairs and maintenance expenses. Until 2011, all of the properties we owned were leased on a net basis where tenants are responsible for property operating expenses. The increase in property expenses was driven by our larger real estate portfolio, including properties with modified gross leases.

Fees to Affiliate

Asset Management Fee:

Prior to Internalization, our Former Advisor was entitled to fees for the management of our day-to-day operations and our properties, as well as fees for purchases and sales of properties. The Former Advisor was paid $3.6 million during three months ended March 31, 2012 for fees incurred in January and February 2012. The Former Advisor was paid $0.6 million for fees incurred during the three months ended March 31, 2011.
The Former Advisor elected to waive $1.9 million of asset management fees for the three months ended March 31, 2011.

Property Management Fee:

Prior to the Internalization, our former property manager, an affiliate of our Former Advisor, was entitled to fees to manage and lease our properties. The former property manager was paid $0.6 million during three months ended March 31, 2012 for fees incurred in January and February 2012. The former property manager elected to waive $0.4 million of property management fees for the three months ended March 31, 2011.

Incentive Listing Fee:

In connection with the Listing, ARC will be entitled to a subordinated incentive listing fee equal to 15% of the amount, if any, by which (a) the market value of our common stock, based on the average market value of the shares issued and outstanding at listing over the 30 trading days beginning August 18, 2012, which is the 180th day after the shares were first listed on NASDAQ plus distributions paid by us, from an after May 21, 2008 and prior to such listing, exceeds (b) the sum of the total amount of capital raised from stockholders during the IPO and the amount of cash flow necessary to generate a 6.0% annual cumulative, non-compounded return to such stockholders through the date of listing. To the extent such fee is earned, payment will initially be in the form of a three year promissory note bearing interest at the applicable federal rate established by the Internal Revenue Service on the date of issuance, payable quarterly in arrears. In the event the subordinated incentive listing fee is earned, at maturity and at the option of the holder, such note can be paid in cash or converted into shares of the our common stock, the number of which will be based on the valuation described above, if such conversion occurs. We have the option to prepay the note in cash at any time.

General and Administrative Expenses

General and administrative expenses increased $2.0 million to $2.5 million for the three months ended March 31, 2012, compared to $0.5 million for the three months ended March 31, 2011. The increase in general and administrative expenses primarily related to salaries and benefits of $1.0 million, state income taxes of $0.6 million, and professional fees of $0.4 million.

Depreciation and Amortization Expense

Depreciation and amortization expense increased $16.2 million to $26.1 million for the three months ended March 31, 2012, compared to $9.9 million for the three months ended March 31, 2011. The increase in depreciation and amortization expense was the result of our acquisition of real estate subsequent to March 31, 2011. These properties were placed into service when acquired and are being depreciated for the period held.

Expenses Related to the Listing and Internalization

As a result of the Listing and Internalization, we incurred certain expenses totaling $17.3 million for the three months ended March 31, 2012. Of these expenses, $12.9 million related to the vesting of previously issued restricted shares that became fully vested upon the Listing of the Company, $3.3 million related to contract termination fees paid to the Former Advisor to terminate the advisory services agreement with us and $1.1 million related to transition costs.

Interest Expense

Interest expense increased $3.1 million to $9.9 million for the three months ended March 31, 2012, compared to $6.8 million for the three months ended March 31, 2011. The increase in interest expense was mainly the result of a higher debt balance due to the financing of a portion of our property acquisitions. The average first mortgage debt balance for the three months ended March 31, 2012 and 2011 was $673.6 million and $437.0 million, respectively. The increase in the average mortgage debt balance was partially offset by a decrease in the average interest rate on debt to 5.27% at March 31, 2012 from 5.44% at March 31, 2011.

Our interest expense in future periods will vary based on our level of future borrowings, which will depend on the cost of borrowings and the opportunity to acquire real estate assets that meet our investment objectives.

Extinguishment of Debt

We incurred $6.6 million of expenses during the three months ended March 31, 2012 in connection with our extinguishment of outstanding fixed rate mortgage note indebtedness of $161.2 million, for which we had made an irrevocable election to prepay in March 2012. Of these expenses, $4.3 million related to prepayment fees and derivative instrument termination fees and $2.3 million resulted from the write-off of related deferred financing costs.

Equity in Income of Unconsolidated Joint Venture

Equity in income of unconsolidated joint venture decreased $2,000 to $22,000 for the three months ended March 31, 2012, compared to $24,000 for the three months ended March 31, 2011. This income represents our share of the profit and loss in a joint venture real estate investment with an affiliated entity.

Other Income (Loss), Net

We had other income, net of $0.3 million for the three months ended March 31, 2012, as compared to other loss, net of $0.1 million for the three months ended March 31, 2011. This increase in other income, net primarily related to $0.3 million in dividend income from our investment securities, of which he had none at March 31, 2011.

Unrealized Loss on Derivative Instruments

Unrealized loss on the fair value of derivative instruments was $4.0 million for the three months ended March 31, 2012 compared to a gain of $0.1 million for the three months ended March 31, 2011. In March 2012, we reclassified $4.5 million from other comprehensive income for derivative instruments related to mortgages for which we had made an irrevocable election to prepay. This was partially offset by a $0.5 million change in the fair value of derivative instruments. For the three months ended March 31, 2011, the unrealized gain was related to marking our derivative instruments to fair value.

Loss on Disposition of Property

Loss on the disposition of property of $44,000 for the three months ended March 31, 2011 was realized from the sale of a property leased to PNC Bank in January 2011.

Cash Flows for the Three Months Ended March 31, 2012

During the three months ended March 31, 2012, net cash provided by operating activities was $34.5 million. The level of cash flows provided by operating activities is affected by acquisition and transaction costs incurred and the timing of interest payments and amount of borrowings outstanding during the period. It is also affected by the receipt of scheduled rent payments. Net cash provided by operating activities primarily relates to net loss adjusted for non-cash items of $18.5 million, a decrease in prepaid expenses and other assets of $11.6 million and an increase in accounts payable and accrued expenses of $4.6 million, partially offset by a decrease in deferred rent and other liabilities of $0.1 million due to the timing of the receipt of rental payments.

Net cash used in investing activities during the three months ended March 31, 2012 was $15.9 million. Cash used in investing activities was related to $16.1 million for acquisitions, partially offset by $0.2 million of distributions received from an unconsolidated joint venture during the three months ended March 31, 2012.

Net cash used in financing activities totaled $43.8 million during the three months ended March 31, 2012. Cash used in financing activities primarily relates to distributions to common stockholders of $24.4 million, payments on revolving credit facilities of $10.0 million, payments for common stock redemptions of $2.7 million, payments of financing costs of $2.1 million, the payment of mortgage notes payable of $0.8 million, and distributions to non-controlling interest holders of $0.5 million.

Cash paid for interest during the three months ended March 31, 2012 was $6.4 million.

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

Net cash used in investing activities during the three months ended March 31, 2011 was $379.8 million, principally related to $380.6 million for acquisitions completed during the three months ended March 31, 2011, partially offset by $0.6 million received from disposition of real estate and $0.2 million of distributions from a joint venture.

Net cash provided by financing activities totaled $363.9 million during the three months ended March 31, 2011. Cash provided by financing activities in 2011 was used for property acquisitions. Cash provided by financing activities were mainly due to proceeds from the issuance of our common stock of $226.2 million, the net proceeds from mortgage notes payable after principal repayments of $154.2 million, partially offset by payments of deferred financing costs of $8.9 million, distributions to common stockholders of $6.5 million, distributions to non-controlling interest holders of $0.5 million, payments for common stock redemptions of $0.4 million, the repayment of long-term notes payable of $0.1 million and increases in restricted cash of $0.1 million.

Cash paid for interest during the three months ended March 31, 2011 was $5.8 million.

Liquidity and Capital Resources

On March 1, 2012, we successfully listed our common stock on NASDAQ under the symbol “ARCT.”

Our principal demands for funds will continue to be for property acquisitions, either directly or through investment interests, for the payment of operating expenses, distributions to our investors, and for the payment of principal and interest on our outstanding indebtedness. We expect to meet our future short-term operating liquidity requirements through net cash provided by our current property operations. Management expects that our properties will generate sufficient cash flow to cover all operating expenses and the payment of a monthly distribution. The majority of our long-term, net leases contain contractual rent escalations during the primary term of the lease. Other potential future sources of capital include proceeds from secured or unsecured financings from banks or other lenders, proceeds from offerings, proceeds from the sale of properties and undistributed funds from operations. With the stabilization of the investment portfolio, we expect to significantly increase the amount of cash flow generated from operating activities in future periods.  Such increased cash flow will positively impact the amount of funds available for dividends.

As of March 31, 2012, we had $8.1 million of cash and cash equivalents and $18.5 million of marketable securities on hand.

Acquisitions

Generally, cash needs for property acquisitions will be met through proceeds from the sale of common stock through additional offerings, mortgage financings, financings with our revolving credit facility or other loan arrangements. We may also from time to time enter into other agreements with third parties whereby third parties will make equity investments in specific properties or groups of properties that we acquire. Investors should be aware that after a purchase contract that contains specific terms is executed, the property will not be purchased until the successful completion of due diligence and negotiation of final binding agreements. During this period, we may decide to temporarily invest cash and cash equivalents from the proceeds from common stock offerings or other sources in certain investments that could yield lower returns than the properties. These lower returns may affect our ability to make distributions.

Funds from Operations and Adjusted Funds from Operations

 Due to certain unique operating characteristics of real estate companies, as discussed below, the National Association of Real Estate Investment Trusts, Inc. ("NAREIT"), an industry trade group, has promulgated a measure known as funds from operations ("FFO"), which we believe to be an appropriate supplemental measure to reflect the operating performance of a REIT. The use of FFO is recommended by the REIT industry as a supplemental performance measure. FFO is not equivalent to our net income or loss as determined under accounting principles generally accepted in the United States of America ("GAAP").

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

The historical accounting convention used for real estate assets requires straight-line depreciation of buildings and improvements, which implies that the value of real estate assets diminishes predictably over time, especially if such assets are not adequately maintained or repaired and renovated as required by relevant circumstances and/or is requested or required by lessees for operational purposes in order to maintain the value disclosed. We believe that, since real estate values historically rise and fall with market conditions, including inflation, interest rates, the business cycle, unemployment and consumer spending, presentations of operating results for a REIT using historical accounting for depreciation may be less informative. Historical accounting for real estate involves the use of GAAP. Any other method of accounting for real estate such as the fair value method cannot be construed to be any more accurate or relevant than the comparable methodologies of real estate valuation found in GAAP. Nevertheless, we believe that the use of FFO, which excludes the impact of real estate related depreciation and amortization, provides a more complete understanding of our performance to investors and to management, and when compared year over year, reflects the impact on our operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses, and interest costs, which may not be immediately apparent from net income. We also add back to net income deriving FFO certain costs associated with the Listing and Internalization and mortgage prepayment as these expenses and losses do not properly reflect our operating performance for the current period. However, FFO and adjusted funds from operations ("AFFO"), as described below, should not be construed to be more relevant or accurate than the current GAAP methodology in calculating net income or in its applicability in evaluating our operating performance. The method utilized to evaluate the value and performance of real estate under GAAP should be construed as a more relevant measure of operational performance and considered more prominently than the non-GAAP FFO and AFFO measures and the adjustments to GAAP in calculating FFO and AFFO.

We consider FFO, and AFFO, which is FFO as adjusted to exclude acquisition-related fees and expenses, amortization of above-market lease assets and liabilities, amortization of deferred financing costs, straight-line rent, non-cash mark-to-market adjustments, amortization of restricted stock, non-cash compensation and non-recurring gains and losses, or AFFO, useful indicators of the performance of a REIT. Because FFO calculations exclude such factors as depreciation and amortization of real estate assets and gains or losses from sales of operating real estate assets (which can vary among owners of identical assets in similar conditions based on historical cost accounting and useful-life estimates), they facilitate comparisons of operating performance between periods and between other REITs in our peer group. Accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves.

Additionally, we believe that AFFO, by excluding acquisition-related fees and expenses, amortization of above-market lease assets and liabilities, amortization of deferred financing costs, straight-line rent, non-cash mark-to-market adjustments, amortization of restricted stock, non-cash compensation and non-recurring gains and losses, provides information consistent with management's analysis of the operating performance of the properties. By providing AFFO, we believe we are presenting useful information that assists investors and analysts to better assess the sustainability of our operating performance. Further, we believe AFFO is useful in comparing the sustainability of our operating performance with the sustainability of the operating performance of other real estate companies, including exchange-traded and non-traded REITs.

As a result, we believe that the use of FFO and AFFO, together with the required GAAP presentations, provide a more complete understanding of our performance relative to our peers and a more informed and appropriate basis on which to make decisions involving operating, financing, and investing activities.

FFO and AFFO are non-GAAP financial measures and do not represent net income as defined by GAAP. FFO and AFFO do not represent cash flows from operations as defined by GAAP, are not indicative of cash available to fund all cash flow needs and liquidity, including our ability to pay distributions and should not be considered as alternatives to net income, as determined in accordance with GAAP, for purposes of evaluating our operating performance. Other REITs may not define FFO in accordance with the current NAREIT definition (as we do) or may interpret the current NAREIT definition differently than we do and/or calculate AFFO differently than we do. Consequently, our presentation of FFO and AFFO may not be comparable to other similarly titled measures presented by other REITs.

The below table reflects the items deducted or added to net income (loss) in our calculation of FFO and AFFO for the three months ended March 31, 2012 and 2011 (in thousands). Items are presented net of non-controlling interest portions where applicable.

	Three Months Ended March 31,
	2012	2011
Net loss attributable to stockholders (in accordance with GAAP)	$(28,073)	$(4,520)
Non-cash mark-to-market adjustments	4,046	(142)
Expenses related to the listing and internalization	17,269	—
Expenses related to the extinguishment of debt	6,626	—
Depreciation and amortization	25,778	9,711
Loss on disposition of property	—	44
Other non-cash losses	—	102
FFO	25,646	5,195
Acquisition fees and expenses	641	7,132
Amortization of above-market lease assets and liabilities	(76)	(76)
Amortization of deferred financing costs	948	628
Straight-line rent	(1,961)	(1,141)
Non-cash compensation	507	355
AFFO	$25,705	$12,093

Dividends

The amount of dividends payable to our stockholders is determined by our Board of Directors and is dependent on a number of factors, including funds available for distribution, financial condition, capital expenditure requirements, as applicable, and annual distribution requirements needed to qualify and maintain our status as a REIT under the Code. Operating cash flows available to pay dividends are expected to increase with the stabilization of our investment portfolio.

On February 15, 2012, our Board of Directors authorized and we declared an annual dividend of $0.70 per share beginning March 2012. The Company’s dividend will be paid monthly to stockholders of record at the close of business on the 8th day of each month payable on the 15th day of such month. Prior to the Listing, we paid our dividends on a daily accrual basis, at a rate equivalent to $0.70 per share per year.

During the three months ended March 31, 2012, dividends paid totaled $33.7 million, inclusive of $9.6 million of shares of common stock issued under the DRIP, and excluding $0.3 million paid on unvested restricted stock grants. Dividend payments are dependent on the availability of funds. Our Board of Directors may reduce the amount of dividends paid or suspend dividend payments at any time and therefore dividend payments are not assured.

The following table shows the sources for the payment of distributions to common stockholders for the three months ended March 31, 2012 (dollars in thousands):

	Three Months Ended
	March 31, 2012
	Distribution	Percentage of Distribution
Distributions:
Distributions paid in cash	24,125
Distributions reinvested (1)	$9,589
Total distributions	$33,714
Source of distributions:
Cash flows provided by operations (2)	$24,125	72%
Proceeds from issuance of common stock	—	—%
Common stock issued under the DRIP	$9,589	28%
Total sources of distributions	$33,714	100%
Cash flows provided by operations (GAAP basis) (3)	$34,541
Net loss attributable to stockholders (in accordance with GAAP)	$(28,073)
__________________________

(1)	Distributions reinvested pursuant to the DRIP, which do not impact our cash flows.

(2)	Distributions paid from cash provided by operations are derived from cash flows from operations (GAAP basis) for the three months ended March 31, 2012.

(3)	Includes the impact of expensing acquisition and transaction related costs as incurred of $0.6 million for the three months ended March 31, 2012.

For the years ended December 31, 2011, 2010, 2009 and 2008, 94.1%, 84.8%, 57.3% and 100.0% of the amounts distributed by us were paid from cash flow from operations, respectively, with the balance coming from the proceeds from our IPO.

Loan Obligations

The payment terms of our loan obligations vary. In general, interest only amounts are payable monthly with all unpaid principal and interest due at maturity. Some of our loan agreements stipulate that we comply with specific reporting and financial covenants mainly related to debt coverage ratios and loan to value ratios. Each loan that has these requirements has specific ratio thresholds that must be met. As of March 31, 2012, we were in compliance with the debt covenants under our loan agreements.

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

As of March 31, 2012, we had non-recourse mortgage indebtedness secured by real estate of $673.2 million. As of March 31, 2012, our leverage ratio was 31.5% (defined as mortgage indebtedness divided by real estate investments, at cost) or 31.1% including cash and cash equivalents of $8.1 million. Our mortgage indebtedness bore a weighted average interest rate of 5.27% per annum and had a weighted average maturity of 5.0 years. Our net debt-to-annualized EBITDA ratio (excluding charges related to the Listing, Internalization and mortgage prepayment was 4.3 at March 31, 2012. We may in the future incur additional mortgage debt on the properties we currently own or use long-term non-recourse financing to acquire additional properties in the future.

We have a revolving credit facility with RBS Citizens, N.A. and a syndicate of financial institutions (the "RBS Facility") for an aggregate maximum principal amount $220.0 million. In April 2012 the RBS Facility was amended, which increased the aggregate maximum principal amount to $330.0 million. Additionally, the amended RBS Facility has an accordion feature that allows it to be increased up to a maximum of $500.0 million under certain conditions. The proceeds of loans made under the RBS Facility may be used to finance the acquisition of net leased, investment or non-investment grade occupied properties or general corporate purposes. Up to $15.0 million of the facility is available for letters of credit. The RBS Facility matures in August 2014 and there are two one-year extensions.

The facility bears interest at the rate of (i) LIBOR with respect to Eurodollar rate loans plus a margin 2.05% to 2.85%, depending on our leverage ratio; and (ii) the greater of the federal funds rate plus 1.0% and the interest rate publicly announced by RBS Citizens, N.A. as its ‘‘prime rate’’ or ‘‘base rate’’ at such time with respect to base rate loans plus a margin of 1.25% to 1.75% depending on our leverage ratio.

In the event of a default, RBS Citizens, N.A. has the right to terminate its obligations under the credit agreement, including the funding of future loans, and to accelerate the payment on any unpaid principal amount of all outstanding loans. The RBS Facility requires a fee of 0.15% on the unused balance if amounts outstanding under the facility are 50% or more of the total facility amount and 0.25% on the unused balance if amounts outstanding under the facility are 50% or less of the total facility amount. As of March 31, 2012, there were no amounts outstanding on this facility. We had letters of credit in the amount of $1.1 million under the RBS Facility at March 31, 2012. The interest rate on the RBS Facility was 2.45% as of March 31, 2012.

In April 2012, we repaid $161.2 million of mortgage notes payable. The mortgages encumbered 82 properties and bore a weighted average effective interest rate of 5.43%. The mortgage notes payable were repaid with the proceeds from a short-term loan ("Interim Term Loan") from Wells Fargo Bank, National Association ("Wells Fargo") at an effective rate of 2.73%. In addition, we drew $218.9 million from the RBS Facility, which we used to purchase 21.0 million shares of common stock pursuant to the Tender Offer. The effective interest rate on the RBS Facility was 2.32% in April 2012. We have engaged Wells Fargo to syndicate a 5-year term loan that will replace the Interim Term Loan.

The weighted average effective interest rate on the $907.1 million of outstanding debt after the mortgage prepayments and draws on the RBS and the Interim Term Loan was 4.05%.

We may, with approval from our independent Directors, seek to borrow short-term capital that, combined with secured mortgage financing, exceeds our targeted leverage ratio. Such short-term borrowings may be obtained from third parties on a case-by-case basis as acquisition opportunities present themselves simultaneous with our capital raising efforts. We view the use of short-term borrowings as an efficient and accretive means of acquiring real estate in advance of raising equity capital. Accordingly, we can take advantage of buying opportunities as we expand our fund raising activities. As additional capital is obtained, these short-term borrowings will be repaid. As of March 31, 2012, we have an unused short-term equity line available to us from a related party entity that allows us to draw a maximum of $10.0 million. As of March 31, 2012, there was no amount outstanding on this revolving credit facility.

Contractual Obligations

The following is a summary of our contractual obligations as of March 31, 2012 (in thousands):

	Total	April 1, 2012 to December 31, 2012	2013 – 2014	2015 – 2016	Thereafter
Principal payments due on mortgage notes payable (1)	$673,164	$2,494	$92,945	$403,575	$174,150
Interest payments due on mortgage notes payable (1)	$177,415	$26,712	$66,570	$41,473	$42,660

(1)	Excludes the effect of the repayment of $161.2 million of mortgage notes payable and the draws on the revolving credit facility and the Interim Term Loan in April 2012 described above.

Election as a REIT

We elected to be taxed as a REIT under Sections 856 through 860 of the Code commencing with our taxable year ended December 31, 2008. If we continue to qualify for taxation as a REIT, we generally will not be subject to federal corporate income tax to the extent we distribute our REIT taxable income to our stockholders, and so long as we distribute at least 90% of our REIT taxable income. REITs are subject to a number of other organizational and operational requirements. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property, and federal income and excise taxes on our undistributed income. We believe we are organized and operating in such a manner as to qualify to be taxed as a REIT for the taxable year ending December 31, 2012.

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

Related-Party Transactions and Agreements

Prior to the Internalization, we had agreements with ARC and its wholly-owned affiliates, whereby we paid certain fees or reimbursements to our Former Advisor or its affiliates for acquisition fees and expenses, organization and offering costs, sales commissions, dealer manager fees, asset and property management fees and reimbursement of operating costs. See Note 11 to our consolidated financial statements included in this report for a discussion of the various related-party transactions, agreements and fees.

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

As of March 31, 2012, our debt included fixed-rate debt, excluding debt that has interest rates that are fixed with the use of derivative instruments, with a carrying value of $585.7 million, including discounts and premiums, and a fair value of $604.0 million. Changes in market interest rates on our fixed rate debt impact fair value of the debt, but they have no impact on interest incurred or cash flow. For instance, if interest rates rise 100 basis points and our fixed rate debt balance remains constant, we expect the fair value of our debt to decrease, the same way the price of a bond declines as interest rates rise. The sensitivity analysis related to our fixed-rate debt assumes an immediate 100 basis point move in interest rates from their March 31, 2012 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed rate debt by $28.6 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed-rate debt by $30.7 million.

As of March 31, 2012, our debt included variable-rate mortgage notes payable with a carrying value of $88.1 million. Interest rate volatility associated with this variable-rate mortgage debt has been mitigated by the use of hedge instruments entered into simultaneously when the corresponding mortgage note was executed. The sensitivity analysis related to our variable-rate debt assumes an immediate 100 basis point move in interest rates from their March 31, 2012 levels, with all other variables held constant. A 100 basis point increase or decrease in variable interest rates on our variable-rate notes payable would increase or decrease our interest expense by $0.9 million annually.

These amounts were determined by considering the impact of hypothetical interest rate changes on our borrowing costs, and, assume no other changes in our capital structure.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

In accordance with Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q and determined that the disclosure controls and procedures are effective.

No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended March 31, 2012 that has materially affected, or is reasonable likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

As of the end of the period covered by this Quarterly Report on Form 10-Q, we are not a party to, and none of our properties are subject to, any material pending legal proceedings.

Item 1A. Risk Factors

There have been no material changes from the risk factors set forth in our December 31, 2011 Annual Report on Form 10-K filed with the SEC on February 15, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds of Registered Securities

None.

Item 3. Defaults Upon Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The exhibits listed on the Exhibit Index (following the signatures section of this report) are included, or incorporated by reference, in this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

American Realty Capital Trust, Inc.
By:	/s/ William M. Kahane
William M. Kahane
Chief Executive Officer, President and Director (Principal Executive Officer)

By:	/s/ Brian D. Jones
Brian D. Jones
Chief Financial Officer and Treasurer (Principal Financial Officer)

Date: May 7, 2012

EXHIBIT INDEX

The following documents are filed as part of this quarterly report:

Exhibit No.	Description
10.36 (1)	First Amendment to Credit Agreement dated as of February 28, 2012 between American Realty Capital Operating Partnership, L.P., American Realty Capital Trust, Inc. and RBS Citizens, N.A.
10.37 (1)	Amended and Restated Note dated as of February 28, 2012 between American Realty Capital Operating Partnership, L.P., American Realty Capital Trust, Inc. and Capital One, National Bank
10.38 (1)	Note dated as of February 28, 2012 between American Realty Capital Operating Partnership, L.P., American Realty Capital Trust, Inc. and Raymond James Bank, N.A.
10.39 (1)	Amended and Restated Note dated as of February 28, 2012 between American Realty Capital Operating Partnership, L.P., American Realty Capital Trust, Inc. and RBS Citizens Bank
10.40 (2)
Second Amendment to Credit Agreement, dated April 16, 2012, by and among American Realty Capital Operating Partnership, LP, American Realty Capital Trust, Inc., RBS Citizens, N.A., and the lenders party thereto

10.41 (2)	Term Loan Agreement, dated April 16, 2012, by and among American Realty Capital Operating Partnership, LP, American Realty Capital Trust, Inc. and Wells Fargo Bank, National Association
10.42 (2)	Note, dated April 16, 2012, issued by American Realty Capital Operating Partnership, LP in favor of Wells Fargo Bank, National Association
10.43 (2)	Parent Guaranty Agreement, dated April 16, 2012, between American Realty Capital Trust, Inc. and Wells Fargo Bank, National Association
10.44 (2)	Subsidiary Guaranty Agreement, dated April 16, 2012, between Wells Fargo Bank, National Association and the subsidiaries of American Realty Capital Operating Partnership, LP party thereto
31.1 *	Certification required by Rule 13a-14(a) or Rule 15d-14(a)*
31.2 *	Certification required by Rule 13a-14(a) or Rule 15d-14(a)*
32.1 *	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and section 1350 of Chapter 63 of Title 18 of the U.S. Code (18 U.S.C. 1350)*
101 *
XBRL (eXtensible Business Reporting Language). The following materials from American Realty Capital Trust, Inc.'s Quarterly Report on Form 10-Q for the three months ended March 31, 2012, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Loss, (iii) the Consolidated Statement of Changes in Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements. As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purpose of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

*	Filed herewith.

(1)	Filed as an exhibit to a Current Report on Form 8-K filed with the SEC on March 1, 2012.

(2)	Filed as an exhibit to a Current Report on Form 8-K filed with the SEC on April 18, 2012.