Form 10-K/A
period 2011-12-31
American Realty Capital Trust, Inc.
filed 2012-05-11
CIK 1410997

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to __________
Commission file number: 001-35439

AMERICAN REALTY CAPITAL TRUST, INC.
(Exact name of registrant as specified in its charter)

Maryland	71-1036989
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

405 Park Avenue, New York, New York	10022
(Address of principal executive offices)	(Zip Code)

(646) 937-6900
(Registrant’s telephone number, including area code)

Name each exchange on which registered: NASDAQ Global Select Market

Securities registered pursuant to section 12(b) of the Act: Common Stock, $0.01 par value per share (Title of class)
Securities registered pursuant to section 12(g) of the Act: None

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant as of June 30, 2011, the last business day of the registrant's most recently completed second fiscal quarter, was $1.5 billion (which includes shares sold pursuant to the registrant's initial public offering of shares of its common stock and shares of common stock sold pursuant to the registrant's distribution reinvestment plan) based on a per share value of $10.00 (or $9.50 for shares issued under the distribution reinvestment plan). While there was no established public market for the registrant's shares of common stock, at such time, the registrant has completed its on-going initial public offering of its shares of common stock pursuant to its registration statement on Form S-11 (File No. 333-145949), which shares were being sold at $10.00 per share, with discounts available for certain categories of purchasers.

The number of outstanding shares of the registrant’s common stock on May 11, 2012 was 158,474,862 shares.

AMERICAN REALTY CAPITAL TRUST, INC.
FORM 10-K/A
Year Ended December 31, 2011

i

EXPLANATORY NOTE
American Realty Capital Trust, Inc. (referred to herein as “us,” “we,” or the “Company”) filed an Annual Report on Form 10-K for the year ended December 31, 2011 on February 16, 2012 (the “Original Filing”), pursuant to which it incorporated by reference into Part III thereof portions of its definitive Proxy Statement for its 2012 Annual Meeting of Stockholders (the “Proxy Statement”) to be subsequently filed with the Securities and Exchange Commission (the “SEC”). The Company has determined to amend the Original Filing to include the Part III information in this Amendment No. 1 on Form 10-K/A (this “Amendment”), rather than incorporating it into the Original Filing by reference to the Proxy Statement. Accordingly, Part III of the Original Filing is hereby amended and restated in its entirety as set forth below. In addition, the Company is (i) adding a new risk factor not included in the Original Filing with respect to a term loan entered into by the Company on April 16, 2012 relating to the maturity of such term loan on October 16, 2012, (ii) updating certain other information to reflect events that occurred after the date of the Original Filing, (iii) correcting certain typographical errors made in the Original Filing, (iv) making changes as a result of certain comments received from the SEC on March 12, 2012 in connection with a Registration Statement on Form S-11 (No. 333-179533) that was filed by the Company with the SEC on February 15, 2012 and subsequently withdrawn on March 29, 2012, which comments are applicable to information contained in the Original Filing, (v) making certain updates related to the foregoing changes to the Original Filing, and (vi) including certain currently dated certifications in accordance with the rules of the SEC.
Except as set forth above, we have not modified or updated disclosures presented in the Original Filing to reflect events or developments that have occurred after the date of the Original Filing. Among other things, forward-looking statements made in the Original Filing have not been revised to reflect events, results or developments that have occurred or facts that have become known to us after the date of the Original Filing (other than as discussed above), and such forward-looking statements should be read in their historical context. Accordingly, this Amendment should be read in conjunction with the Original Filing and our other filings made with the SEC subsequent to the filing of the Original Filing.

Forward-Looking Statements
Certain statements included in this Annual Report on Form 10-K/A are forward-looking statements. Those statements include statements regarding the intent, belief or current expectations of the Company and members of our management team, as well as the assumptions on which such statements are based, and generally are identified by the use of words such as “may,” “will,” “seeks,” “anticipates,” “believes,” “estimates,” “expects,” “plans,” “intends,” “should” or similar expressions. Actual results may differ materially from those contemplated by such forward-looking statements. Further, forward-looking statements speak only as of the date they are made, and we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time, unless required by law.

Statements regarding the following subjects may be impacted by a number of risks and uncertainties which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements:

•	our business and investment strategy;

•	our ability to renew leases as they expire;

•	the performance and economic condition of our tenants;

•	our ability to make additional investments in a timely manner or on acceptable terms;

•
current credit market conditions and our ability to obtain long-term financing for our property investments in a timely manner and on terms that are consistent with what we project when we invest in the property;

ii

•	the effect of general market, real estate market, economic and political conditions, including the recent economic slowdown and dislocation in the global credit markets;

•	our ability to make scheduled payments on our debt obligations;

•	our ability to generate sufficient cash flows to make dividends to our stockholders;

•	the degree and nature of our competition;

•	the availability of qualified personnel;

•	our ability to maintain our qualification as a real estate investment trust for U.S. federal income tax purposes (“REIT”);

•	we may not derive the expected benefits from the Internalization (as defined below) or may not derive them in the expected amount of time; and

•	other subjects referenced in this prospectus, including those set forth under the caption “Risk Factors.”

All forward-looking statements should be read in light of the risks identified in Part I, Item IA of this Annual Report on Form 10-K/A.

iii

PART I

Item 1A. Risk Factors.

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

We acquire and intend to continue to acquire primarily freestanding, single tenant retail properties net leased primary to investment grade and other credit tenants. The acquisition of properties entails various risks, including the risks that our investments may not perform as we expect, that we may be unable to quickly and efficiently integrate our new acquisitions into our existing operations and that our cost estimates for bringing an acquired property up to market standards may prove inaccurate. Further, we face significant competition for attractive investment opportunities from other well-capitalized real estate investors, including both publicly-traded REITs and private institutional investment funds, including AR Capital, LLC ("ARC"), our sponsor, and its affiliates and other REITs and funds sponsored and/or advised by ARC or its affiliates, and these competitors may have greater financial resources than us and a greater ability to borrow funds to acquire properties. This competition increases as investments in real estate become increasingly attractive relative to other forms of investment. As a result of competition, we may be unable to acquire additional properties as we desire or the purchase price may be significantly elevated. In addition, we expect to finance future acquisitions through a combination of borrowings under our revolving credit facility, proceeds from equity and/or debt offerings by us or our operating partnership, American Realty Capital Operating Partnership, L.P. (the "Operating Partnership"), or its subsidiaries and proceeds from property contributions and divestitures which may not be available and which could adversely affect our cash flows. Any of the above risks could adversely affect our financial condition, results of operations, cash flows and ability to pay distributions on, and the market price of, our common stock.

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

Our success depends to a significant degree upon the continued contributions of certain key personnel including, but not limited to, William M. Kahane and Brian D. Jones, each of whom would be difficult to replace. While we are a party to employment contracts with Messrs. Kahane and Jones, they may nevertheless cease to provide services to us at any time. If any of our key personnel were to cease employment with us, our operating results could suffer. Our ability to retain our management group or to attract suitable replacements should any members of the management group leave is dependent on the competitive nature of the employment market. The loss of services from key members of the management group or a limitation in their availability could adversely impact our financial condition and cash flows. Further, such a loss could be negatively perceived in the capital markets. We have not obtained and do not expect to obtain “key person” life insurance on any of our key personnel. We also believe that, as we expand, our future success depends, in large part, upon our ability to hire and retain highly skilled managerial, investment, financing, operational and marketing personnel. Competition for such personnel is intense, and we cannot assure you that we will be successful in attracting and retaining such skilled personnel.

Our acquisition activities are largely dependent on external capital, and our operating results and financial condition could be adversely affected if we do not continue to have access to capital on favorable terms.

As a REIT, we must meet certain annual distribution requirements, which we expect generally to be satisfied by distributing substantially all of our net operating cash flow. Consequently, we are largely dependent on external capital to fund our acquisition activities. We had been accessing public equity capital through our prior continuous public offering on a "best efforts" basis (our "IPO"), the proceeds of which we have used to acquire properties. Our ability to access capital in this manner, or at all, is dependent upon a number of factors, including general market conditions and competition from other real estate companies. To the extent that capital is not available to acquire our target properties, profits may not be realized or their realization may be delayed, which could result in an earnings stream that is less predictable than some of our competitors and result in us not meeting our projected earnings and distributable cash flow levels in a particular reporting period. Failure to meet our projected earnings and distributable cash flow levels in a particular reporting period could have an adverse effect on our financial condition and on the market price of our common stock.

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

While we no longer bear the external costs of the various fees and expenses previously paid to American Realty Capital Advisors, LLC (our "Former Advisor") as a result of becoming self-advised, net income per share and FFO per share in the near term may decrease as a result of the the internalization of management services previously provided by our Former Advisor and its affiliates (the "Internalization"), due to increased expenses related to being self-advised, including expenses for compensation and benefits of our officers and other employees, which previously were paid by our Former Advisor. Therefore, the exact amount of future fees that we would pay to our Advisor and its affiliates cannot reasonably be estimated. If the expenses we assume as a result of the Internalization are higher than we anticipate, our net income per share and FFO per share may be lower as a result of the Internalization than it otherwise would have been, potentially causing our net income per share and FFO per share to decrease.

We may become increasingly leveraged to the extent ARC or its affiliate earns a subordinated incentive listing fee in connection with the listing of our common stock on NASDAQ.

On March 1, 2012, our board of directors (the "Board or the "Board of Directors") approved a form of promissory note (the “Note”) that, if earned, may be issued by the Company to ARC in connection with the listing of the Company's common stock on the NASDAQ Stock Market (“NASDAQ”). The Note, if issued, will bear interest at the applicable federal rate established by the Internal Revenue Service on the date of issuance, payable quarterly in arrears. The principal amount of the Note will be an amount equal to 15.0% of the amount, if any, by which (a) the market value of the Company's common stock, based on the average market value of the shares issued and outstanding at listing over the 30 trading days beginning August 18, 2012, which is the 180th day after shares of the Company's common stock were first listed on NASDAQ plus distributions paid by the Company from and after May 21, 2008 and prior to such listing, exceeds (b) the sum of the total amount of capital raised from stockholders during our IPO and the amount of cash flow necessary to generate a 6.0% annual cumulative, non-compounded return to such stockholders through the date of listing. ARC has the right to require that the Company prepay the outstanding principal amount of the Note with the net cash proceeds from any asset sale by the Company or the Operating Partnership. The Note will mature on the third anniversary of the date it is issued, subject to ARC's right to convert any unpaid portion of the Note into shares of the Company's common stock on or after the maturity date. The number of shares of common stock that will be issued upon such conversion will be valued at the average market value of the Company's common stock over the 30 trading days beginning August 18, 2012. In the event that the fee is earned, which will likely occur only to the extent the market value of our common stock for this purpose exceeds $9.81 per share, we will incur additional leverage in an amount equal to the amount of the fee. By way of example, if the market value of our common stock for this purpose is $11.50 per share, such fee would equal $45.1 million and such fee would increase by approximately $6.7 million in respect of each $0.25 increase in the value of each share of our common stock above such $11.50 threshold. If such subordinated incentive listing fee is earned, any cash generated from property sales will be required to amortize such note until it is paid in full, therefore potentially reducing dividends to our stockholders. In addition, the Note, if issued, will impact our leverage ratio and our revolving credit facility which would negatively impact our borrowing capacity under such facility. Further, if ARC or its affiliate elects to convert at maturity any unpaid portion of the Note into shares of our common stock, the number of our shares that will be issued upon such conversion will be valued for this purpose at the average market value of our shares over the 30 trading days beginning 180 days after our shares are first listed. If such conversion occurs, our net income per share and FFO per share may decrease as a result of such conversion.

In connection with the Internalization, we became exposed to risks to which we have not historically been exposed.

The Internalization exposed us to risks to which we had not historically been exposed. Excluding the effect of the eliminated asset management and other fees previously paid to our Former Advisor and its affiliates, our direct overhead, on a consolidated basis, will increase as a result of becoming self-advised. If we fail to raise and/or invest additional capital, or if the performance of our properties declines, we may not be able to cover this new overhead. Prior to the Internalization, the responsibility for such overhead was borne by our Former Advisor.

Prior to the Internalization, we did not have separate facilities, communications and information systems nor directly employ any employees. As a result of the Internalization, we now lease office space, pay for the costs of our communications and information systems and directly employ eleven persons who were associated with our Advisor or its affiliates. Our business is highly dependent on communications and information systems. Any failure or interruption of our systems could cause delays or other problems in our securities trading activities, which could have a material adverse effect on our operating results and negatively affect the market price of our common stock and our ability to pay dividends to our stockholders. Additionally, as a direct employer, we will be subject to those potential liabilities that are commonly faced by employers, such as workers disability and compensation claims, potential labor disputes and other employee-related liabilities and grievances, and we will bear the costs of the establishment and maintenance of such plans.

We may be unable to pay or maintain distributions or increase distributions over time.

As a growing company, to date we have funded our monthly distributions to investors with available cash flows and, to a lesser extent, with proceeds from the issuance of common stock. There are many factors that can affect the availability and timing of cash distributions to stockholders. Distributions will be based principally on cash available from our operations, but we may be required to borrow funds, utilize proceeds from public and/or private offerings or sell assets to fund these distributions. The amount of cash available for distributions is affected by many factors, such as our ability to buy properties, rental income from these properties and our operating expense levels, compliance with applicable debt covenants, as well as many other variables. In addition, our Board of Directors, in its discretion, may retain any portion of such cash for working capital. Actual cash available for distributions may vary substantially from estimates. Additionally, our ability to make distributions may be limited by our revolving credit facility, pursuant to which our distributions may not exceed the greater of (i) 95% of our FFO and (ii) the amount of distributions required to be paid by us to qualify as a REIT. We cannot assure you that we will be able to pay or maintain our historic level of distributions or that distributions will increase over time. We cannot give any assurance that rents from the properties we acquire will increase or that future acquisitions of real properties or other investments will increase our cash available for distributions to stockholders. Our actual results may differ significantly from the assumptions used by our Board of Directors in establishing the distribution rate to stockholders. We may not have sufficient cash from operations to make a distribution required to qualify for or maintain our REIT status or to avoid corporate taxes by distributing 100% of our REIT taxable income (which does not equal net income, as calculated in accordance with GAAP) determined without regard to the deduction for dividends paid and excluding net capital gain. We may pay distributions from unlimited amounts of any source, including borrowing funds, using proceeds from public and/or private offerings, issuing additional securities or selling assets. We have not established any limit on the amount of proceeds from public and/or private offerings that may be used to fund distributions, except in accordance with our organizational documents and Maryland law. Distributions from the proceeds of public and/or private offerings or from borrowings also could reduce the amount of capital we ultimately invest in properties and other permitted investments. This, in turn, could adversely impact our operations and the market price of our common stock.

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

Although we became self-advised in connection with the Internalization, we are still subject to certain conflicts of interest. Certain of our affiliates, including ARC and its affiliates and other REITs and funds sponsored and/or advised by ARC or its affiliates, could seek to acquire properties that could satisfy our acquisition criteria. As such, we may encounter situations where we would be bidding against an affiliate or teaming with an affiliate for a joint bid.

Our Chief Executive Officer has competing demands on his time and attention.

William M. Kahane, our Chief Executive Officer, owns, directly or indirectly, substantial equity interests in ARC, the parent company of the sponsor and/or external advisor for each other REIT and fund sponsored and/or advised by ARC or its affiliates, and has similar ownership of, and serves as a manager for, other affiliates of ARC.

Our Chief Executive Officer and our Chairman of the Board have conflicts of interest resulting from their relationships with ARC.

William M. Kahane, our President, Chief Executive Officer and Director, and Nicholas S. Schorsch, our Chairman of the Board, each own, directly or indirectly, substantial equity interests in ARC and its affiliates, certain of which are companies that sponsor and/or advise other REITs and are entitled to receive fees and distributions in connection with such management, including asset management fees, acquisition fees, financing fees, disposition fees and incentive fees and distributions upon the sale or listing of such REITs. Additionally, Mr. Schorsch is the Chief Executive Officer and Chairman of the Board of eight other REITs, three of which invest in single tenant, freestanding commercial real estate, as we do. In addition, we expect Mr. Schorsch and ARC to form other REITs that will also invest in our target properties. Any of these relationships could result in various conflicts of interest and decisions that are not in the best interests of our stockholders.

We may invest in, or co-invest with, our affiliates.

We may invest in, or co-invest with, joint ventures or other programs sponsored by affiliates of two of our directors, Messrs. Kahane and Schorsch, including those pursuant to our joint ventures with other REITs sponsored by ARC. A majority of our disinterested directors, including a majority of our disinterested Independent Directors, must approve any such transaction and Messrs. Kahane and Schorsch will each abstain from voting as directors on any transactions we enter into with their affiliates. Management's recommendation to our Independent Directors may be affected by its relationship with one or more of the co-venturers and may be more beneficial to the other programs than to us. In addition, we may not seek to enforce the agreements relating to such transactions as vigorously as we otherwise might because of our desire to maintain our relationships with these directors.

Our UPREIT structure may result in potential conflicts of interest.

We may issue additional common units of limited partnership interest in our Operating Partnership ("OP units") in the future in connection with the acquisition of additional properties. Persons holding OP units have the right to vote on certain amendments to the limited partnership agreement of our Operating Partnership, as well as on certain other matters. Persons holding such voting rights may exercise them in a manner that conflicts with the interests of our stockholders. Furthermore, circumstances may arise in the future when the interest of limited partners in our Operating Partnership may conflict with the interests of our stockholders. For example, the timing and terms of dispositions of properties held by our Operating Partnership may result in tax consequences to certain limited partners and not to our stockholders. In addition, an affiliate of Messrs. Schorsch and Kahane, that is a limited partner in our Operating Partnership, has a deficit repayment obligation of up to $10.0 million that is payable upon liquidation of our Operating Partnership to the extent of a deficit in such limited partner's capital account at such time. The existence of this repayment obligation could create a disincentive for Messrs. Schorsch and Kahane to enter into transactions that would result in a liquidation of our Operating Partnership.

We may have increased exposure to liabilities from litigation as a result of our Operating Partnership's participation in Section 1031 Exchange Programs.

An affiliate of ARC has developed Section 1031 Exchange Programs, which seek to facilitate real estate acquisitions for persons, or 1031 Participants, who seek to reinvest proceeds from a real estate sale and qualify that reinvestment for like-kind exchange treatment under Section 1031 of the Code. A Section 1031 Exchange Program may involve a private placement of co-tenancy interests in real estate. As of December 31, 2011, our Operating Partnership has engaged in six Section 1031 Exchange Programs, two of which are co-tenancy interests in real estate, raising aggregate proceeds of $15.2 million. There are significant tax and securities disclosure risks associated with these private placement offerings of co-tenancy interests to 1031 Participants. For example, in the event that the Internal Revenue Service, or the IRS, conducts an audit of the purchasers of co-tenancy interests and successfully challenges the qualification of the transaction as a like-kind exchange, purchasers of co-tenancy interests may file a lawsuit against the entity offering the co-tenancy interests and its sponsors. Any amounts we are required to expend for any such litigation claims may reduce the amount of funds available for distribution to you. In addition, disclosure of any such litigation may limit our future ability to raise additional capital through the sale of stock or borrowings and the market price of our common stock.

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

General Real Estate Related Risks

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

Risks Related to Our Debt Financing

We have substantial amounts of indebtedness outstanding, which may affect our ability to make distributions, may expose us to interest rate fluctuation risk and may expose us to the risk of default under our debt obligations.

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

We recently entered into a senior secured interim term loan that is maturing in the short-term, which loan we may not be able to refinance upon maturity.
On April 16, 2012, through our Operating Partnership, we entered into a term loan agreement led by Wells Fargo Bank, National Association (“Wells Fargo”) for a senior secured interim term loan in the amount of up to $200 million (the “Interim Loan”). The Interim Loan matures on October 16, 2012. On April 16, 2012, the Company drew down the full amount of the Interim Loan to prepay approximately $161.2 million of the Company's outstanding fixed rate mortgage indebtedness, related prepayment and other costs, and for general working capital purposes.

Although we intend to repay the Interim Loan at maturity with the proceeds from a future syndicated loan led by Wells Fargo, given current economic conditions, including, but not limited to, the current limitation on the availability of credit and related adverse conditions, in the global financial markets, we may not be able to refinance the Interim Loan on favorable terms, or at all. If we are not able to refinance the Interim Loan, we could face substantial liquidity problems and might be required to dispose of material assets to meet our debt service and other obligations with respect thereto. Certain agreements governing our indebtedness restrict our ability to dispose of assets and use the proceeds from any such dispositions. We cannot assure you we will be able to consummate those sales, or if we do, what the timing of the sales will be, whether the proceeds that we realize will be adequate to meet debt service obligations with respect to the Interim Loan when due or whether we would receive fair value for such assets. As a result, our business, financial condition, results of operations, cash flow, per share trading price of our common stock and ability to make distributions to our stockholders may be materially and adversely affected.

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

Unless both Messrs. Schorsch and Kahane remain as members of our Board of Directors, we will be in default under our revolving credit facility and Interim Term Loan.

Our revolving credit facility and Interim Term Loan provide that we would be in default upon a change of control. A change of control is defined as, among other things, Messrs. Schorsch and Kahane ceasing to be members of our Board of Directors, without being replaced by a director acceptable to the lenders of such loans in their sole discretion, and without regard to such cessation resulting from death, disability, retirement or termination from their positions for cause of either Mr. Schorsch or Mr. Kahane. If such an event were to occur, we would be required to repay the indebtedness under the revolving credit facility and Interim Term Loan to avoid foreclosure on the equity interests of our property subsidiaries which secure these facilities. If the equity interests of any of our property subsidiaries are foreclosed upon, the amount of our distributable cash flows and our financial condition would be materially and adversely affected. Additionally, the presence of this provision in the credit agreement for our revolving credit facility and Interim Term Loan may delay, defer or prevent a change of control transaction that might involve a premium price for our common stock or otherwise be in the best interest of our stockholders.

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

We may change our investment and financing strategies and enter into new lines of business at any time without the consent of our stockholders, which could result in our making investments and engaging in business activities that are different from, and possibly riskier than, the investments and businesses described in this Annual Report on Form 10-K/A. A change in our investment strategy or our entry into new lines of business may increase our exposure to interest rate and other risks of real estate market fluctuations.

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

As of May 11, 2012, we had 158.5 million shares of common stock outstanding. All of these shares are freely tradable, although our affiliates are subject to certain volume limitations on trading under the federal securities laws. Neither we nor any third party have any control over the timing or volume of these sales. Prior to the Listing, our shares of common stock were not listed on any national exchange, and the ability of stockholders to liquidate their investments was limited. Subsequent to the Listing, a large volume of sales of these shares could decrease the prevailing market prices of our common stock and could impair our ability to raise additional capital through the sale of equity securities in the future. Even if a substantial number of sales are not affected, the mere perception of the possibility of these sales could depress the market price of our common stock and have a negative effect on our ability to raise capital in the future. In addition, anticipated downward pressure on our common stock price due to actual or anticipated sales of common stock from this market overhang could cause some institutions or individuals to engage in short sales of our common stock, which may itself cause the price of our stock to decline.

The market price of our common stock may be highly volatile and could be subject to wide fluctuations.

The market price of our common stock may be highly volatile and could be subject to wide fluctuations. Some of the factors that could negatively affect our stock price include:

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

A REIT may own up to 100% of the stock of one or more TRSs. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. A corporation of which a TRS directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a TRS. Overall, no more than 25% of the gross value of a REIT's assets may consist of stock or securities of one or more TRS. A TRS may hold assets and earn income that would not be qualifying assets or income if held or earned directly by a REIT, including gross income from operations pursuant to management contracts. Accordingly, we may use TRSs generally to hold properties for sale in the ordinary course of a trade or business or to hold assets or conduct activities that we cannot conduct directly as a REIT. For example, our existing TRS owns American Realty Capital Properties, LLC (our "Former Property Manager"). A TRS will be subject to applicable U.S. federal, state, local and foreign income tax on its taxable income. In addition, the rules, which are applicable to us as a REIT, also impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm's-length basis.

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

(4)
Annualized rental income/NOI for net leases is rental income projected for 2012 on a straight-line basis for properties held as of December 31, 2011, which includes the effect of tenant concessions such as free rent, as applicable. For modified gross leased properties amount is rental income on a straight-line basis as of December 31, 2011, which includes the effect of tenant concessions such as free rent, as applicable, plus operating expense reimbursement revenue less property operating expenses.

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

(1)
Annualized rental income/NOI for net leases is rental income projected for 2012 on a straight-line basis for properties held as of December 31, 2011, which includes the effect of tenant concessions such as free rent, as applicable. For modified gross leased properties amount is rental income on a straight-line basis as of December 31, 2011, which includes the effect of tenant concessions such as free rent, as applicable, plus operating expense reimbursement revenue less property operating expenses.

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

(1)
Annualized rental income/NOI for net leases is rental income projected for 2012 on a straight-line basis for properties held as of December 31, 2011, which includes the effect of tenant concessions such as free rent, as applicable. For modified gross leased properties amount is rental income on a straight-line basis as of December 31, 2011, which includes the effect of tenant concessions such as free rent, as applicable, plus operating expense reimbursement revenue less property operating expenses.

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

(2)
Annualized rental income/NOI for net leases is rental income projected for 2012 on a straight-line basis for properties held as of December 31, 2011, which includes the effect of tenant concessions such as free rent, as applicable.

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

(2)
Annualized rental income/NOI for net leases is rental income projected for 2012 on a straight-line basis for properties held as of December 31, 2011, which includes the effect of tenant concessions such as free rent, as applicable. For modified gross leased properties amount is rental income on a straight-line basis as of December 31, 2011, which includes the effect of tenant concessions such as free rent, as applicable, plus operating expense reimbursement revenue less property operating expenses.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Pursuant to our IPO, which closed in July 2011, we sold shares of our common stock to the public at a price of $10.00 per share and at $9.50 per share pursuant to our distribution reinvestment plan. On March 1, 2012, the Company listed its common stock on NASDAQ under the symbol "ARCT" (the "Listing").

Holders

As of May 10, 2012, we had 158.5 million shares of common stock outstanding held by a total of approximately 37,000 stockholders.

Distributions

We have elected to qualify as a REIT for federal income tax purposes commencing with our taxable year ended December 31, 2008. As a REIT, we are required to distribute at least 90% of our REIT taxable income to our stockholders annually. Our distributions are paid on a monthly basis as directed by our Board of Directors. Monthly cash distributions are paid based on daily record and distribution declaration dates so our investors will be entitled to be paid distributions beginning on the day that they are admitted as stockholders. All distributions are recorded as a reduction of stockholders' equity. From a tax perspective, 100%, 99.2% and 100% of the amounts distributed by us during the years ended December 31, 2011, 2010 and 2009, respectively, represent a return of capital. Accordingly, such distributions are deferred for the purpose of being subject to income tax. During the years ended December 31, 2011, 2010 and 2009, distributions totaled $86.6 million, $20.7 million and $3.2 million, respectively, inclusive of $39.1 million, $9.3 million and $1.3 million shares of common stock issued under the DRIP, respectively. As of December 31, 2011, cash used to pay our distributions is generated from cash received from operating activities (as reported on a GAAP basis). We have paid distributions to our stockholders each month since our initial distribution payment. Distribution payments are dependent on the availability of funds. Our Board of Directors may reduce the amount of distributions paid or suspend distribution payments at any time and therefore distribution payments are not assured.

The following is a chart of quarterly distributions declared and paid during the years ended December 31, 2011 and 2010 and to the date of this Annual Report of Form 10-K/A (in thousands):

	Total Distributions Paid	Total Distributions Paid in Cash	Total Distributions Paid Through the DRIP
2012:
1st Quarter, 2012	$33,714	$24,125	$9,589
2nd Quarter, 2012	9,244	9,244	—
	$42,958	$33,369	$9,589
2011:
1st Quarter, 2011	$11,129	$6,225	$4,904
2nd Quarter, 2011	16,703	9,333	7,370
3rd Quarter, 2011	28,000	15,270	12,730
4th Quarter, 2011	30,765	16,696	14,069
Total 2011	$86,597	$47,524	$39,073

2010:
1st Quarter, 2011 (1)	$3,228	$1,821	$1,407
2nd Quarter, 2011	3,845	2,119	1,726
3rd Quarter, 2011	5,680	3,096	2,584
4th Quarter, 2011	7,976	4,375	3,601
Total 2011	$20,729	$11,411	$9,318

(1)Includes the special distribution paid on January 19, 2010 to stockholders of record as of December 31, 2009.

We, our Board of Directors and our Former Advisor have shared a similar philosophy with respect to paying distributions. Distributions should principally be derived from cash flows generated from real estate operations. In order to improve our operating cash flows and our ability to pay distributions from operating cash flows, our Former Advisor, a related party agreed to waive certain fees including asset management and property management fees. The Company owed the Former Advisor an annualized asset management fee of up to 1.0% based on the aggregate contract purchase price of all properties. During the years ended December 31, 2011and 2010 the Company paid asset management fees to the Former Advisor of $5.6 million and $1.4 million, respectively. The Former Advisor has elected to waive the remainder of its asset management fee through December 31, 2011. Such fees waived during the years ended December 31, 2011and 2010 were $9.7 million and $4.0 million, respectively. The fees that were waived relating to the activity during 2011 and 2010 are not deferrals and accordingly, will not be paid by the Company. Because the Former Advisor waived certain fees that we owed, cash flow from operations that would have been paid to the Former Advisor was available to pay distributions to our stockholders.

In connection with the Internalization, terminated the advisory agreement with our Former Advisor, without payment or penalty in connection with such termination (other than the prepayment of $3.6 million in respect of the 60 day notice period (constituting 1.00% per annum (prorated for 60 days) of our average unadjusted book value of our real estate assets)).

On March 1, 2012, the Board approved the Note, which, if earned, may be issued by the Company to ARC in connection with the listing of the Company's common stock on NASDAQ. The Note, if issued, will bear interest at the applicable federal rate established by the Internal Revenue Service on the date of issuance, payable quarterly in arrears. The principal amount of the Note will be an amount equal to 15.0% of the amount, if any, by which (a) the market value of the Company's common stock, based on the average market value of the shares issued and outstanding at listing over the 30 trading days beginning August 18, 2012, which is the 180th day after shares of the Company's common stock were first listed on NASDAQ plus distributions paid by the Company from and after May 21, 2008 and prior to such listing, exceeds (b) the sum of the total amount of capital raised from stockholders during the Company's IPO and the amount of cash flow necessary to generate a 6.0% annual cumulative, non-compounded return to such stockholders through the date of listing. ARC has the right to require that the Company prepay the outstanding principal amount of the Note with the net cash proceeds from any asset sale by the Company or the Operating Partnership. The Note will mature on the third anniversary of the date it is issued, subject to ARC's right to convert any unpaid portion of the Note into shares of the Company's common stock on or after the maturity date. The number of shares of the Company's common stock that will be issued upon such conversion will be valued at the average market value of the Company's common stock over the 30 trading days beginning August 18, 2012.

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

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)
	(a)
Equity Compensation Plans approved by security holders	27,000	$10.00	973,000
Equity Compensation Plans not approved by security holders	1,509,000	N/A	891,000
Total	1,536,000	$10.00	1,864,000

Restricted Share Plan

In January 2010, the Board of Directors adopted our Restricted Share Plan. The Restricted Share Plan provides for the automatic grant of 3,000 restricted shares of common stock to each of the independent directors, without any further action by the Board of Directors or the stockholders, on the date of each annual stockholder's meeting. Restricted stock issued to independent directors will vest over a five-year period following the first anniversary of the date of grant in increments of 20% annually. The Restricted Share Plan provides us with the ability to grant awards of restricted shares to our directors, officers and employees, employees of entities that provide services to us, directors of entities that provide services to us, certain of our consultants or to entities that provide services to us. The total number shares of common stock reserved for issuance under the Restricted Share Plan is equal to 18,480,000, or 7.7%, of our authorized shares of common stock.

Restricted share awards entitle the recipient to common stock under terms that provide for vesting over a specified period of time or upon attainment of pre-established performance objectives. Such awards would typically be forfeited with respect to the unvested shares upon the termination of the recipient's employment or other relationship with us. Restricted shares may not, in general, be sold or otherwise transferred until restrictions are removed and the shares have vested. Holders of restricted shares may receive cash distributions prior to the time that the restrictions on the restricted shares have lapsed. Any distributions payable in common stock will be subject to the same restrictions as the underlying restricted shares. As of December 31, 2011, 9,000 shares had been issued to independent directors under the Restricted Share Plan at a fair value of $10.00 per share. The fair value of the shares will be expensed ratably over the five-year vesting period. For the year ended December 31, 2011, expense of $11,250 was recorded for the director restricted shares.

In June 2010, our independent directors approved and authorized the issuance of up to 1,500,000 restricted shares of common stock to our Former Advisor equaling 1% of the shares registered in connection with our IPO (excluding shares of common stock registered for issuance pursuant to the distribution reinvestment plan), subject to certain terms and conditions. On September 13, 2010, our Former Advisor granted 1,400,000 restricted shares to key executives. Of the total restricted shares granted, 50% vest over a five year period commencing with the two year anniversary of the grant date and remaining 50% vest only to the extent our net asset value plus distributions paid to stockholders equals 106% of the original selling price of our common stock. For the year ended December 31, 2011, $420,000 of expense was recorded for these restricted shares. All of the shares granted under the Restricted Share Plan prior to March 1, 2012 vested upon the Listing.

Use of Proceeds from Sales of Registered Securities and Unregistered Sales of Equity Securities

On January 25, 2008, our registration statement on Form S-11 (File No. 333-145949) with respect to our IPO, covering a public offering of up to 150.0 million shares of common stock, initially at $10.00 per share, for an aggregate offering price of up to $1.5 billion, was declared effective under the Securities Act. The IPO commenced on January 25, 2008.

The Company’s affiliated Dealer Manager received selling commissions of 7% of the gross offering proceeds from the sale of the Company’s common stock (as well as sales of long-term notes and exchange transactions) in the IPO before reallowance of commissions earned by participating broker-dealers. The Dealer Manager re-allowed 100% of commissions earned to participating broker-dealers. In addition, the Dealer Manager received dealer manager fees of 3% of the gross offering proceeds in the IPO before reallowance to participating broker-dealers. No selling commissions or dealer-manager fees are paid to the Dealer Manager with respect to shares sold under the DRIP.

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

The Company agreed to reimburse the Former Advisor up to 1.5% of its gross offering proceeds in our IPO. The following table details the results of such activities related to organizational and offering costs reimbursed to the Former Advisor (amounts in thousands):

	Year Ended December 31,
	2011	2010	2009
Organizational and offering expense reimbursements	$5,949	$4,378	$5,617

Through December 31, 2011, the net offering proceeds to us from our IPO, after deducting the total expenses paid as described above, were $1.5 billion including net offering proceeds from our distribution reinvestment plan of $49.9 million and the effect of common stock redemptions of $13.5 million. We have used the net proceeds from our IPO to purchase or fund $2.2 billion of real estate investments, including acquisition fees and closing costs.

During the years ended December 31, 2011, 2010 and 2009, we did not sell any equity securities that were not registered under the Securities Act.

Share Repurchase Program

Our Board of Directors had adopted a share repurchase program (“SRP”) that enabled our stockholders to sell their shares to us in limited circumstances. Our SRP permitted investors to sell their shares back to us after they have held them for at least one year, subject to the significant conditions and limitations described below.

We terminated the SRP as of March 1, 2012.
In order to provide stockholders with the benefit of interim liquidity, stockholders who had held their shares for at least one year and who had purchased their shares from us or received the shares through a non-cash transaction, not in the secondary market, could have presented all or a portion consisting of the holder’s shares to us for repurchase at any time in accordance with the procedures outlined below. At that time, we could have, subject to the conditions and limitations described below, redeemed the shares presented for repurchase for cash to the extent that we had sufficient funds available to us to fund such repurchase. We did not pay to our Board of Directors our Former Advisor or its affiliates any fees to complete any transactions under our SRP.

During the term of the IPO and any subsequent public offering of our shares, the purchase price per share depended on the length of time investors had held such shares as follows: after one year from the purchase date — 96.25% of the amount they had actually paid for each share; and after two years from the purchase date — 97.75% of the amount they had actually paid for each share; and after three years from the purchase date — 100% of the amount they had actually paid for each share; (in each case, as adjusted for any stock distributions, combinations, splits, recapitalizations and the like with respect to our common stock). At any time we were engaged in an offering of shares, the per share price for shares purchased under our repurchase plan was always equal to or lower than the applicable per share offering price. Thereafter, the per share purchase price was based on the greater of $10.00 or the then-current net asset value of the shares as determined by our Board of Directors (as adjusted for any stock distributions, combinations, splits, recapitalizations and the like with respect to our common stock). Our Board of Directors announced any purchase price adjustment and the time period of its effectiveness as a part of its regular communications with our stockholders. Our Board of Directors used the following criteria for determining the net asset value of the shares: value of our assets (estimated market value) less the estimated market value of our liabilities, divided by the number of shares. The Board, with advice from the Former Advisor, (i) made internal valuations of the market value of its assets based upon the current capitalization rates of similar properties in the market, recent transactions for similar properties acquired by the Company and any extensions, cancellations, modifications or other material events affecting the leases, changes in rents or other circumstances related to such properties, (ii) reviewed internal appraisals prepared by the Former Advisor following standard commercial real estate appraisal practice and (iii) every three years or earlier, in rotation had all of the properties appraised by an external appraiser. Upon the death or disability of a stockholder, upon request, we waived the one-year holding requirement. Shares repurchased in connection with the death or disability of a stockholder were repurchased at a purchase price equal to the price actually paid for the shares during the IPO, or if not engaged in the IPO, the per share purchase price will be based on the greater of $10.00 or the then-current net asset value of the shares as determined by our Board of Directors (as adjusted for any stock distributions, combinations, splits, recapitalizations and the like with respect to our common stock). In addition, we waived the holding period in the event of a stockholder’s bankruptcy or other exigent circumstances.

On November 12, 2008, our Board of Directors modified the SRP to fund purchases under the SRP, not only from the DRIP, but also from operating funds of the Company. Accordingly, purchases under the SRP, subject to the terms of the SRP, were able to be funded from the proceeds from the sale of shares under the DRIP, from proceeds of the sale of shares in a public offering, and with other available allocated operating funds. However, purchases under the SRP were limited in any calendar year to 5% of the weighted average number of shares outstanding during the prior year.

We redeemed our shares on the last business day of the month following the end of each quarter. Requests for repurchases must be received on or prior to the end of the quarter in order for us to repurchase the shares as of the end of the next month. Investors were able to withdraw their requests to have their shares repurchased at any time prior to the last day of the applicable quarter. Shares presented for repurchase continued to earn daily distributions up to and including the repurchase date.

If we were able to purchase all shares presented for repurchase in any quarter, based upon insufficient cash available and the limit on the number of shares we may redeem during any calendar year, we would attempt to honor repurchase requests on a pro rata basis; provided, however, that we may give priority to the redemption of a deceased or disabled stockholder’s shares. We treated the unsatisfied portion of the repurchase request as a request for repurchase the following quarter. At such time, investors could then (1) withdraw their request for repurchase at any time prior to the last day of the new quarter or (2) without instructions to withdraw their request we would honor their request at such time, if, any, when sufficient funds become available. Such pending requests would generally be honored on a pro rata basis. We determined whether we had sufficient funds available as soon as practicable after the end of each quarter, but in any event prior to the applicable payment date. In addition the Board of Directors could reject a request for redemption at any time.

Our Board of Directors could have chosen to amend, suspend or terminate our SRP upon 30 day notice at any time. Additionally, we discontinued sales under the DRIP on March 1, 2012 in conjunction with the Listing. Because the repurchase of shares was partially funded with the net proceeds we received from the sale of shares under the DRIP, the discontinuance or termination of the DRIP could have adversely affect our ability to purchase shares under the SRP. We would have notified investors of such developments: (i) in the annual or quarterly reports mentioned above, or (ii) by means of a separate mailing to investors, accompanied by disclosure in a current or periodic report under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). During the IPO, we would have also include this information in a prospectus supplement or post-effective amendment to the registration statement, as then required under federal securities laws.

The shares we purchased under our SRP would be canceled and returned to the status of authorized but unissued shares. We did not intend to resell such shares to the public unless such resale was first registered with the SEC under the Securities Act and under appropriate state securities laws or otherwise conducted in compliance with such laws.

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

Overview

We are a Maryland corporation, incorporated on August 17, 2007, that has elected to be taxed as a REIT beginning with the taxable year ended December 31, 2008. As a REIT, we generally are not subject to corporate-level income taxes. To maintain our REIT status, we are required, among other requirements, to distribute annually at least 90% of our “REIT taxable income,” as defined by the Internal Revenue Code of 1986, as amended (the “Code”), to our stockholders. If we fail to qualify as a REIT in any taxable year, we would be subject to federal income tax on our taxable income at regular corporate tax rates.
We were formed to acquire a diversified portfolio of commercial real estate, primarily freestanding single tenant properties net leased to creditworthy tenants on a long-term basis. In January 2008, we commenced our IPO, subject to certain volume and other discounts. In March 2008, we commenced real estate operations. Our IPO closed in July 2011 and we operated as a non-traded REIT through February 29, 2012.
Effective as of March 1, 2012, we internalized the management services previously provided to us by the American Realty Capital Advisors, LLC (the"Former Advisor"), and as a result, we became a self-administered real estate investment trust ("REIT") managed full time by our own management team (the"Internalization"). Concurrent with the Internalization, we completed the listing of our common stock on the NASDAQ Global Select Market ("NASDAQ") under the symbol "ARCT" (the "Listing").
To provide for an orderly transition in conjunction with the Internalization and Listing, we and American Realty Capital Operating Partnership, LP (the "OP") entered into an agreement, effective as of March 1, 2012, with our Former Advisor, a wholly-owned subsidiary of ARC that managed our day-to-day business and affairs prior to the Internalization, to terminate the Advisory Agreement and provide for certain transitional services by our Former Advisor to us.
In connection with the Listing, we offered to purchase up to $220.0 million in shares of common stock from our stockholders, pursuant to a modified "Dutch Auction" cash tender offer (the "Tender Offer"). On March 1, 2012 we successfully completed the Tender Offer having accepted for purchase 20.95 million shares of our common stock at a purchase price of $10.50 per share, for an aggregate cost of $220.0 million, excluding fees and expenses relating to the Tender Offer.
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

As of December 31, 2011, we owned 482 properties with 15.5 million square feet, 100% leased with a weighted average remaining lease term of 13.5 years. In constructing our portfolio, we are committed to diversification (industry, tenant and geography). As of December 31, 2011, rental revenues derived from investment grade tenants, as rated by major rating agencies, represented 71.6% of annualized rental income projected for 2012 on a straight-line basis for properties held as of December 31, 2011. Our strategy encompasses receiving the majority of our revenue from investment grade tenants.

Real estate-related investments are higher-yield and higher-risk investments than real properties, if we elect to acquire such investments. The real estate-related investments in which we may invest include: (i) mortgage loans; (ii) equity securities such as common stocks, preferred stocks and convertible preferred securities of real estate companies; (iii) debt securities, such as mortgage-backed securities, commercial mortgages, mortgage loan participations and debt securities issued by other real estate companies; and (iv) certain types of illiquid securities, such as mezzanine loans and bridge loans. While we may invest in any of these real estate-related investments, our Board of Directors has elected to suspend all activities relating to acquiring real estate-related investments, except for selected investments in common stock of publicly traded companies, for an indefinite period based on the current adverse climate affecting the capital markets. Since our inception, we have not acquired any real estate-related investments, other than investments in common stock of other REITs.

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

During the years ended December 31, 2011 and 2010, we experienced no property vacancy, tenant turnover, lease renegotiations or major capital expenditures. In addition, until 2011 all of the properties we owned were leased on a net basis where tenants were responsible for operating expenses. Cash same store rents on the 126 properties we owned for the full period for both years increased $0.2 million or 1% for the year ended December 31, 2011 from the year ended December 31, 2010. The increase was due to contractual rental increases as specified in the properties leases.

Operating Expense Reimbursements

Operating expense reimbursements were $4.3 million for the year ended December 31, 2011. Operating expense reimbursements represent reimbursements for taxes, property maintenance and other charges contractually due from tenants per their respective lease agreements. There were no property operating expense reimbursements for the year ended December 31, 2010. Until 2011 all of the properties we owned were leased on a net basis where tenants were responsible for operating expenses.

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

Fees to Affiliate

Asset Management Fee:

Prior to the Internalization, our Former Advisor was entitled to fees for the management of our day-to-day operations and our properties, as well as fees for purchases and sales of properties. The Former Advisor was paid $5.6 million and $1.4 million for the years ended December 31, 2011 and 2010, respectively, and had elected to waive $9.7 million and $4.0 million of asset management fees for the years ended December 31, 2011 and 2010, respectively. On June 7, 2011, the agreement with the Former Advisor was amended such that now our Board of Directors, subject to the Former Advisor’s approval, on a prospective basis, could have elected to pay an amount equivalent to the waived fees in performance based restricted shares. The Board of Directors did not make such election prior to the termination of the advisory agreement as described below and therefore additional performance based restricted shares will not be issued.

In connection with the Internalization, we terminated the advisory agreement with our Former Advisor subject to a 60 day notice period (subject to our right to extend this agreement for three consecutive one month periods), without payment or penalty in connection with such termination (other than the prepayment of $3.6 million in respect of the 60 day notice period (constituting 1.00% per annum (prorated for 60 days) of our average unadjusted book value of our real estate assets)).

On March 1, 2012, the Board approved the Note, which, if earned, may be issued by the Company to ARC in connection with the listing of the Company's common stock on NASDAQ. The Note, if issued, will bear interest at the applicable federal rate established by the Internal Revenue Service on the date of issuance, payable quarterly in arrears. The principal amount of the Note will be an amount equal to 15.0% of the amount, if any, by which (a) the market value of the Company's common stock, based on the average market value of the shares issued and outstanding at listing over the 30 trading days beginning August 18, 2012, which is the 180th day after shares of the Company's common stock were first listed on NASDAQ plus distributions paid by the Company from and after May 21, 2008 and prior to such listing, exceeds (b) the sum of the total amount of capital raised from stockholders during the Company's IPO and the amount of cash flow necessary to generate a 6.0% annual cumulative, non-compounded return to such stockholders through the date of listing. ARC has the right to require that the Company prepay the outstanding principal amount of the Note with the net cash proceeds from any asset sale by the Company or the Operating Partnership. The Note will mature on the third anniversary of the date it is issued, subject to ARC's right to convert any unpaid portion of the Note into shares of the Company's common stock on or after the maturity date. The number of shares of the Company's common stock that will be issued upon such conversion will be valued at the average market value of the Company's common stock over the 30 trading days beginning August 18, 2012.

Property Management Fee:

Prior to the Internalization, our Former Property Manager had elected to waive the property management fees payable to it for the years ended December 31, 2011 and 2010 in order to improve our working capital. Such fees represent amounts that, had they not been waived, would have been paid to our Former Property Manager to manage and lease our properties. For the years ended December 31, 2011 and 2010, we would have incurred property management fees of $2.4 million and $0.8 million, respectively, had the fees not been waived.

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

Fees to Affiliate

Asset Management Fee:

Prior to the Internalization, our Former Advisor was entitled to fees for the management of our day-to-day operations and our properties, as well as fees for purchases and sales of properties. The Former Advisor has elected to waive all but $1.4 million and $0.1 million of asset management fees for the years ended December 31, 2010 and 2009, respectively. For the years ended December 31, 2010 and 2009, we would have incurred additional asset management fees of $4.0 million and $1.8 million, respectively, had they not been waived.

Property Management Fee:

Prior to the Internalization, our Former affiliated Property Manager had elected to waive the property management fees payable to it for the years ended December 31, 2010 and 2009 in order to improve our working capital. Such fees represent amounts that, had they not been waived, would have been paid to our Former Property Manager to manage and lease our properties. For the years ended December 31, 2010 and 2009, we would have incurred property management fees of $0.8 million and $0.3 million, respectively, had the fees not been waived.

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

Our interest expense in future periods will vary based on our level of future borrowings, which will depend on the level of proceeds raised in offerings, the cost of borrowings, and the opportunity to acquire real estate assets which meet our investment objectives.

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

Our principal demands for funds will continue to be for property acquisitions, either directly or through investment interests, for the payment of operating expenses, distributions to our investors, and for the payment of principal and interest on our outstanding indebtedness. Generally, cash needs for property acquisitions will be met through proceeds from the sale of common stock through public and/or private offerings, mortgage financings and financings with our revolving credit facility. We may also from time to time enter into other agreements with third parties whereby third parties will make equity investments in specific properties or groups of properties that we acquire.

We expect to meet our future short-term operating liquidity requirements through a combination of net cash provided by our current property operations and the operations of properties to be acquired in the future. Management expects that our properties will generate sufficient cash flow to cover all operating expenses and the payment of a monthly distribution. The majority of our long-term, triple net leases contain contractual rent escalations during the primary term of the lease. Other potential future sources of capital include proceeds from secured or unsecured financings from banks or other lenders, proceeds from public or private offerings, proceeds from the sale of properties and undistributed funds from operations.

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

As of December 31, 2011, there were no additional shares available for issuance under the IPO registration statement excluding shares available to be issued under the DRIP.

Effective March 1, 2012, the SRP and DRIP were terminated.

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

Acquisitions

Generally, cash needs for property acquisitions will be met through proceeds from the sale of common stock through public and private offerings, mortgage financings, financings with our revolving credit facility or other loan arrangements. We may also from time to time enter into other agreements with third parties whereby third parties will make equity investments in specific properties or groups of properties that we acquire. Investors should be aware that after a purchase contract is executed that contains specific terms the property will not be purchased until the successful completion of due diligence and negotiation of final binding agreements. During this period, we may decide to temporarily invest cash and cash equivalents in certain investments that could yield lower returns than the properties. These lower returns may affect our ability to make distributions.

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

We, our Board of Directors and Former Advisor have shared a similar philosophy with respect to paying our distributions. The distributions should principally be derived from cash flows generated from real estate operations. During the years ended December 31, 2011, 2010, 2009 and 2008, approximately 94%, 85%, 57%, and 100%, respectively, of the amounts distributed by us were paid from cash flow from operations, with the balance coming from debt financing or proceeds from our IPO. In order to improve our operating cash flows and our ability to pay distributions from operating cash flows, our Former Advisor, a related party, agreed to waive certain fees including asset management and property management fees. For the year ended December 31, 2011, we incurred asset management fees to the Former Advisor of $5.6 million. The Former Advisor has elected to waive the remainder of its asset management fee and its entire property management fee, and will determine if a portion or all of such fees will be waived in subsequent periods on a quarter-to-quarter basis. Such fees waived during the year ended December 31, 2011 were $9.7 million and $2.4 million, respectively. The fees that were waived relating to the activity during 2011 are not deferrals and accordingly, will not be paid. Because the Former Advisor waived certain fees that we owed, cash flow from operations that would have been paid to the Former Advisor was available to pay distributions to our stockholders. In connection with the Internalization, we plan to agree with the Former Advisor that the Former Advisor will not receive the following fees permitted to be paid to it under our charter: a disposition fee on the sale of a property; incentive fees (other than the subordinated incentive listing fee, as described below); acquisition fees; and termination fees. Neither us nor the Operating Partnership will pay any termination fee to the Former Advisor, the Former Property Manager, AR Capital, LLC or any of their respective affiliates in connection the internalization.

In connection with the Internalization, we will terminate the advisory agreement with our advisor, without payment or penalty in connection with such termination (other than the prepayment of $3.6 million in respect of the 60 day notice period (constituting 1.00% per annum (prorated for 60 days) of our average unadjusted book value of our real estate assets)).

On March 1, 2012, the Board approved the Note, which, if earned, may be issued by the Company to ARC in connection with the listing of the Company's common stock on NASDAQ. The Note, if issued, will bear interest at the applicable federal rate established by the Internal Revenue Service on the date of issuance, payable quarterly in arrears. The principal amount of the Note will be an amount equal to 15.0% of the amount, if any, by which (a) the market value of the Company's common stock, based on the average market value of the shares issued and outstanding at listing over the 30 trading days beginning August 18, 2012, which is the 180th day after shares of the Company's common stock were first listed on NASDAQ plus distributions paid by the Company from and after May 21, 2008 and prior to such listing, exceeds (b) the sum of the total amount of capital raised from stockholders during the Company's IPO and the amount of cash flow necessary to generate a 6.0% annual cumulative, non-compounded return to such stockholders through the date of listing. ARC has the right to require that the Company prepay the outstanding principal amount of the Note with the net cash proceeds from any asset sale by the Company or the Operating Partnership. The Note will mature on the third anniversary of the date it is issued, subject to ARC's right to convert any unpaid portion of the Note into shares of the Company's common stock on or after the maturity date. The number of shares of the Company's common stock that will be issued upon such conversion will be valued at the average market value of the Company's common stock over the 30 trading days beginning August 18, 2012.

The following table shows the sources for the payment of distributions to common stockholders for the year ended December 31, 2011 (dollars in thousands):

	Three Months Ended		Three Months Ended		Three Months Ended		Three Months Ended
	March 31, 2011		June 30, 2011		September 30, 2011		December 31, 2011		Total
	Distribution	Percentage of Distribution	Distribution	Percentage of Distribution	Distribution	Percentage of Distribution	Distribution	Percentage of Distribution	Distribution	Percentage of Distribution
Distributions:
Distributions in cash	$6,225		$9,333		$15,270		$16,696		$47,524
Distributions reinvested (1)	4,904		7,370		12,730		14,069		39,073
Total distributions	$11,129		$16,703		$28,000		$30,765		$86,597
Source of distributions:
Cash flows provided by operations (2)	$3,430	31%	$9,333	56%	$15,270	55%	$16,696	54%	$44,729	52%
Proceeds from issuance of common stock	2,795	25%	—	—	—	—	—	—	2,795	3%
Common stock issued under DRIP	4,904	44%	7,370	44%	12,730	46%	14,069	46%	39,073	45%
Total sources of distributions	$11,129	100%	$16,703	100%	$28,000	100%	$30,765	100%	$86,597	100%
Cash flows provided by operations (GAAP basis) (3)	$3,430		$10,502		$29,575		$6,018		$49,525
Net loss (in accordance with GAAP)	$(4,521)		$(9,518)		$(5,661)		$(5,376)		$(25,076)
__________________________

(1)	Distributions reinvested pursuant to the DRIP, which do not impact our cash flows.

(2)	Distributions paid from cash provided by operations are derived from cash flows from operations (GAAP basis) for the year ended December 31, 2011.

(3)	Includes the impact of expensing acquisition and related transaction costs as incurred of $30.0 million for the year ended December 31, 2011.

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

Our IPO offering price was not established on an independent basis and bears no relationship to the net value of our assets. Further, even without depreciation in the value of our assets, the other factors described above with respect to the dilution in the value of our common stock are likely to cause our offering price to be higher than the amount you would receive per share if we were to liquidate at this time.

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

As of December 31, 2011, we had non-recourse mortgage indebtedness secured by real estate of $674.0 million. As of December 31, 2011, our leverage ratio was 31.7% (defined as mortgage indebtedness divided by real estate investments, at cost)or 30.1% including cash and cash equivalents of $33.3 million. Our debt to earnings before interest taxes, depreciation and amortization ("EBITDA") ratio was 8.4:1. Our mortgage indebtedness bore a weighted average interest rate of 5.27% per annum and had a weighted average maturity of 5.2 years. We may in the future incur additional mortgage debt on the properties we currently own or use long-term non-recourse financing to acquire additional properties in the future.

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

Related-Party Transactions and Agreements

We have entered into agreements with ARC and its wholly-owned affiliates, whereby we pay certain fees or reimbursements to our Former Advisor or its affiliates for acquisition fees and expenses, organization and offering costs, sales commissions, dealer manager fees, asset and property management fees and reimbursement of operating costs. See Note 11 to our consolidated financial statements included in this report for a discussion of the various related-party transactions, agreements and fees.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.
Our Directors

The table set forth below lists the names and ages of each of the directors as of the date of this Annual Report on Form 10-K/A and the position and office that each director currently holds with the Company:

Name	Age	Position
William M. Kahane	64	President, Chief Executive Officer and Director
Nicholas S. Schorsch	51	Chairman of the Board of Directors
Leslie D. Michelson	61	Independent Director
William G. Stanley	56	Independent Director
Robert H. Burns	82	Independent Director

Business Experience of Directors

Nicholas S. Schorsch

Nicholas S. Schorsch has served as the chairman of the Board of Directors of our Company since August 2007. Mr. Schorsch served as the chief executive officer of our Company, our Former Advisor and Former Property Manager from our formation in August 2007 until March 2012. Since October 2009, Mr. Schorsch has also served as chairman of the Board and chief executive officer of American Realty Capital New York Recovery REIT, Inc. (“NYRR”). Since November 2009, he served as the chief executive officer of the property manager and advisor of NYRR. Mr. Schorsch has been the chief executive officer of the Phillips Edison - ARC Shopping Center REIT, Inc. (“PE-ARC”) advisor since its formation in December 2009. Mr. Schorsch has been the chairman and chief executive officer of American Realty Capital - Retail Centers of America, Inc. (“ARC RCA”) and the chief executive officer of ARC RCA's advisor since their formation in July and May 2010, respectively. Mr. Schorsch has been the chairman and chief executive officer of American Realty Capital Healthcare Trust Inc. (“ARC HT”) and the chief executive officer of the ARC HT advisor and property manager since their formation in August 2010. Mr. Schorsch has been the chairman and chief executive officer of American Realty Capital Daily Net Asset Value Trust, Inc. (“ ARC DNAV”) and the chief executive officer of the advisor and property manager of ARC DNAV since their formation in September 2010. Mr. Schorsch has served as the chairman and chief executive officer of American Realty Capital Trust III, Inc. (“ARCT III”) and the chief executive officer of its advisor and property manager since their formation in October 2010. Mr. Schorsch has also been the chairman and chief executive officer of American Realty Capital Properties, Inc. (“ARCP”) since its formation in December 2010, and the chief executive officer of its advisor since its formation in November 2010. Mr. Schorsch also has been the chairman and chief executive officer of American Realty Capital Global Daily Net Asset Value Trust, Inc. (“ARC Global DNAV”) and the chief executive officer of the ARC Global DNAV advisor and the ARC Global DNAV property manager since their formation in July 2011, July 2011 and January 2012, respectively. Mr. Schorsch also has been the chairman and chief executive officer of American Realty Capital Trust IV, Inc. (“ARCT IV”), the ARCT IV advisor and the ARCT IV property manager since their formation in February 2012. Mr. Schorsch also has been the interested director and chief executive officer of Business Development Corporation of America, Inc. (“BDCA”) since its formation in May 2010.

Prior to his current position with our Company, from September 2006 to July 2007, Mr. Schorsch was chief executive officer of an affiliate, American Realty Capital, a real estate investment firm. Mr. Schorsch founded and formerly served as president, chief executive officer and vice chairman of American Financial Realty Trust (“AFRT”) from its inception as a REIT in September 2002 until August 2006. AFRT was a publicly traded REIT that invested exclusively in offices, operation centers, bank branches, and other operating real estate assets that are net leased to tenants in the financial service industry, such as banks and insurance companies.

From 1995 to September 2002, Mr. Schorsch served as chief executive officer and president of American Financial Resource Group (“AFRG”), AFRT's predecessor, a private equity firm founded for the purpose of acquiring operating companies and other assets in a number of industries. Through AFRG and its successor corporation, AFRT, Mr. Schorsch executed in excess of 1,000 acquisitions acquiring businesses and real estate property with transactional value of approximately $5.0 billion. In 2003, Mr. Schorsch received an Entrepreneur of the Year award from Ernst & Young LLP. Prior to AFRG, Mr. Schorsch served as president of Thermal Reduction, a non-ferrous metal product manufacturing business. He successfully built the business through mergers and acquisitions and ultimately sold his interests to Corrpro (NYSE) in 1994. Mr. Schorsch attended Drexel University.

We believe that Mr. Schorsch's current experience as chairman and chief executive officer, as applicable, of NYRR, ARC RCA, ARC HT, ARC DNAV, ARCP, ARCT III, BDCA, ARC Global DNAV and ARCT IV and his previous experience as president, chief executive officer and vice chairman of AFRT, and his significant real estate acquisition experience make him well qualified to serve as our chairman of the Board.

William M. Kahane

Mr. Kahane has served as an executive officer of our Company, our Former Advisor and our Former Property Manager from their formation in August 2007 and a director of our Company since its formation August 2007. He was appointed as the chief executive officer of our Company in March 2012 following the Company's internalization of the management services previously provided to it by our Former Advisor and its affiliates (the “Internalization). He has been active in the structuring and financial management of commercial real estate investments for over 35 years. William M. Kahane has served as a director of ARC RCA since its formation in July 2010 and, until March 2012, he served as president and chief operating officer of ARC RCA and the ARC RCA advisor from their formation in July 2010 and May 2010, respectively. Mr. Kahane also has been a director of PE-ARC and the president, chief operating officer and treasurer of the PE-ARC advisor since their formation in December 2009. Mr. Kahane also served as a an executive officer of ARCT III, the ARCT III advisor and the ARCT III property manager from their formation in October 2010 until March 2012. Mr. Kahane currently serves as a director of ARC HT since its formation in August 2010 and also served as an executive officer of ARC HT, the ARC HT advisor and the ARC HT property manager from their formation in August 2010 until March 2012. Mr. Kahane served as a director and executive officer of ARC DNAV and an executive officer of the ARC DNAV advisor and the ARC DNAV property manager from their formation in September 2010 until March 2012. Mr. Kahane has served as a director of NYRR since their formation in October 2009 and served as the president and treasurer of NYRR from October 2009 until March 2012 and the NYRR advisor and NYRR property manager from their respective formations in November 2009 until March 2012. Mr. Kahane served as a director and executive officer of ARCP and an executive officer of the ARCP advisor from their formation in December 2010 and November 2010, respectively, until March 2012. Mr. Kahane also has been an interested director of BDCA from their formation in May 2010 and, until March 2012, was chief operating officer. Mr. Kahane served as president of BDCA from their formation in May 2010 until March 2012. Mr. Kahane has served as a member of the investment committee of Aetos Capital Asia Advisors, a $3 billion series of opportunistic funds focusing on assets primarily in Japan and China, since 2008.
Mr. Kahane began his career as a real estate lawyer practicing in the public and private sectors from 1974 - 1979. From 1981 - 1992, Mr. Kahane worked at Morgan Stanley & Co., specializing in real estate, becoming a managing director in 1989. In 1992, Mr. Kahane left Morgan Stanley to establish a real estate advisory and asset sales business known as Milestone Partners which continues to operate and of which Mr. Kahane is currently the chairman. Mr. Kahane worked very closely with Mr. Schorsch while a trustee at AFRT (April 2003 to August 2006), during which time Mr. Kahane served as chairman of the finance committee of AFRT's board of trustees. Mr. Kahane has been a managing director of GF Capital Management & Advisors LLC, a New York-based merchant banking firm, where he has directed the firm's real estate investments since 2001. GF Capital offers comprehensive wealth management services through its subsidiary TAG Associates LLC, a leading multi-client family office and portfolio management services company with approximately $5 billion of assets under management. Mr. Kahane also was on the board of directors of Catellus Development Corp., a NYSE growth-oriented real estate development company, where he served as chairman. Mr. Kahane received a B.A. from Occidental College, a J.D. from the University of California, Los Angeles Law School and an MBA from Stanford University's Graduate School of Business. We believe that Mr. Kahane's current experience as a director of ARC RCA, PE-ARC, ARC HT, NYRR and BDCA, his prior experience as an executive officer of ARC-RCA, ARC HT, ARC DNAV, NYRR, BDCA, ARCT III and ARCP, his prior experience as chairman of the board of Catellus Development Corp. and his significant investment banking experience in real estate make him well qualified to serve as a member of our Board of Directors.

Leslie D. Michelson

Leslie D. Michelson was appointed as an independent director of our Company on January 22, 2008. Mr. Michelson also has served as an independent director of BDCA and ARC HT since January 2011. Mr. Michelson was appointed as an independent director of ARC RCA in March 2012. Mr. Michelson served as an independent director of DNAV from August 2011 until February 2012 and as an independent director of NYRR from October 2009 until August 2011. Mr. Michelson has served as the chairman and chief executive officer of Private Health Management, a retainer-based primary care medical practice management company since April 2007. Mr. Michelson served as vice chairman and chief executive officer of the Prostate Cancer Foundation, the world's largest private source of prostate cancer research funding, from April 2002 until December 2006 and currently serves on its board of directors. Mr. Michelson served on the board of directors of Catellus Development Corp. from 1997 until 2004 when the company was sold to ProLogis. Mr. Michelson was a member of the Audit Committee of the board of directors for 5 years and served at various times as the chairman of the Audit Committee and the Compensation Committee. From April 2001 to April 2002, he was an investor in, and served as an advisor or director of, a portfolio of entrepreneurial healthcare, technology and real estate companies. From March 2000 to August 2001, he served as chief executive officer and as a director of Acurian, Inc., an Internet company that accelerates clinical trials for new prescription drugs. From 1999 to March 2000, Mr. Michelson served as an adviser of Saybrook Capital, LLC, an investment bank specializing in the real estate and health care industries. From June 1998 to February 1999, Mr. Michelson served as chairman and co-chief executive officer of Protocare, Inc., a manager of clinical trials for the pharmaceutical industry and disease management firm. From 1988 to 1998, he served as chairman and chief executive officer of Value Health Sciences, Inc., an applied health services research firm he co-founded. Mr. Michelson has been a director of Nastech Pharmaceutical Company Inc., a NASDAQ-traded biotechnology company focused on innovative drug delivery technology, from 2004 to 2008, of Highlands Acquisition Company, an AMEX-traded special purpose acquisition company, from 2007 to 2009, and of G&L Realty Corp., a NYSE-traded medical office building REIT from 1995 to 2001, and of Landmark Imaging, a privately held diagnostic imaging and treatment company from 2007 to 2010. Also since June 2004 and through the present, he has been and is a director and vice chairman of ALS-TDI, a philanthropy dedicated to curing Amyotrophic Lateral Sclerosis (ALS), commonly known as Lou Gehrig's disease. Mr. Michelson received his B.A. from The Johns Hopkins University in 1973 and a J.D. from Yale Law School in 1976.

We believe that Mr. Michelson's current experience as a director of ARC RCA, BDCA and ARC HT, his previous experience as a member of the board of directors of Catellus Development Corp. and his legal education make him well qualified to serve as a member of our Board of Directors.

William G. Stanley

William G. Stanley was appointed as an independent director of our Company on January 22, 2008. Mr. Stanley has also served as an independent director of NYRR since October 2009, BDCA since January 2011 and ARC RCA since February 2011. Mr. Stanley is the founder and managing member of Stanley Laman Securities, LLC, a FINRA member broker-dealer, since 2004, and the founder and president of The Stanley-Laman Group, Ltd (“SLG”), a registered investment advisor for high net worth clients since 1997. Mr. Stanley serves on the Advisory Board of Highland Capital's, High Cap Group. Highland Capital is a wholly owned subsidiary of National Financial Partners (NYSE:NFP). The Stanley-Laman Group has two separate groups within the organization, the Planning Group and the Investment Management Group. The Planning Group represents high worth families and family offices specializing in business continuity and estate planning using propriety computer models and tax planning techniques that have been researched, applied and refined over 30 years. SLG represents some of the wealthiest families in the world and has recently expanded its planning practice to international client matters. The Investment Management Group manages portfolios using proprietary trading and security selection techniques along with a global economic research. SLG acts as a separate account manager for other financial advisors nationally through Charles Schwab's Institutional Separate Account Manager Platform. Mr. Stanley has earned designations as a Chartered Financial Consultant, Chartered Life Underwriter, and received his Masters Degree in Financial Services from the American College in 1997. Mr. Stanley served as an auditor for General Electric Capital from 1977 to 1979 and as a registered representative for Capital Analysts, Inc. of Radnor, Pennsylvania, a national investment advisory firm that specialized in sophisticated planning for high net worth individuals from 1979 to 1991. Mr. Stanley received a B.A. from Concord University and a Masters of Financial Services from The American College. He has also received the following designations: Chartered Life Underwriter from The American College; Chartered Financial Consultant from The American College.

We believe that Mr. Stanley's current experience as a director of NYRR, BDCA and ARC RCA as well as his significant background in finance makes him well qualified to serve on our Board of Directors.

Robert H. Burns

Robert H. Burns was appointed as an independent director of our Company on January 22, 2008. Mr. Burns has also served as an independent director of NYRR since October 2009 and ARCT III from January 2011 to March 2012. Mr. Burns was appointed as an independent director of ARC HT in March 2012. Mr. Burns is a hotel industry veteran with an international reputation and over thirty years of hotel, real estate, food and beverage and retail experience. He founded and built the luxurious Regent International Hotels brand, which he sold in 1992. From 1970 to 1992, Mr. Burns served as chairman and chief executive officer of Regent International Hotels, where he was personally involved in all strategic and major operating decisions. Mr. Burns and his team of professionals performed site selection, obtained land use and zoning approvals, performed all property due diligence, financed each project by raising both equity and arranging debt, oversaw planning, design and construction of each hotel property, and managed each asset. Each Regent hotel typically contained a significant food and beverage element and high-end retail component, frequently including luxury goods such as clothing, jewelry, as well as retail shops. In fact, Mr. Burns is extremely familiar with the retail landscape as his flagship hotel in Hong Kong was part of a mixed-use complex anchored by a major enclosed shopping center connected to the Regent Hong Kong. Mr. Burns opened the first Regent hotel in Honolulu, Hawaii, in 1970. From 1970 to 1979, the company opened and managed a number of prominent hotels, but gained truly international recognition in 1980 with the opening of The Regent Hong Kong, which brought a new dimension in amenities and service to hotels in the city and attracted attention throughout the world. In all, Mr. Burns developed over 18 major hotel projects including the Four Seasons Hotel in New York City, the Beverly Wilshire Hotel in Beverly Hills, the Four Seasons Hotel in Milan, Italy, and the Four Seasons Hotel in Bali, Indonesia. Mr. Burns currently serves as chairman of Barings' Chrysalis Emerging Markets Fund, a position he has held since 1991, and as a director of Barings' Asia Pacific Fund, a position he has held since 1986. Additionally, he has been a member of the executive committee of the board of directors of Jazz at Lincoln Center in New York City since 2000. He also chairs the Robert H. Burns Foundation which he founded in 1992. The Robert H. Burns Foundation funds the education of Asian students at American schools. Mr. Burns frequently lectures at Stanford Business School. Mr. Burns served as a faculty member at the University of Hawaii from 1963 to 1994 and as president of the Hawaii Hotel Association from 1968 to 1970. Mr. Burns began his career in Sheraton's Executive Training Program in 1958, and advanced within Sheraton and then within Westin Hotels from 1962 to 1963. He later spent eight years with Hilton International Hotels from 1963 to 1970. Mr. Burns graduated from the School of Hotel Management at Michigan State University in 1958 and the University of Michigan's Graduate School of Business in 1960 after serving three years in the U.S. Army in Korea. For the past five years Mr. Burns has devoted his time to owning and operating Villa Feltrinelli on Lago di Garda, in Northern Italy, a small, luxury hotel, and working on developing hotel projects in Asia, focusing on Vietnam and China.

We believe that Mr. Burns' current experience as a director of NYRR and ARC HT, his previous experience as a director of ARCT III and his experience as a real estate developer for over 40 years, during which he developed over eighteen 18 major hotel projects, make him well qualified to serve as a member of our Board of Directors.
Information About the Board of Directors and its Committees

The Board of Directors ultimately is responsible for the management and control of our business and operations.

The Board of Directors held a total of 47 meetings during the fiscal year ended December 31, 2011 and took action by written consent on 33 occasions. Each incumbent director attended at least 75% of (1) the total number of meetings of the Board of Directors and (2) the total number of meetings of all committees of our Board of Directors on which the director served (during the periods that he or she served), in each case during the fiscal year ended December 31, 2011.

The Board of Directors has approved and organized an audit committee, a nominating and corporate governance committee, a compensation committee, and a conflicts committee.
Leadership Structure of the Board of Directors

Nicholas S. Schorsch serves as our chairman of the Board and William M. Kahane serves as our president and chief executive officer. As chief executive officer, Mr. Kahane is responsible for the daily operations of the Company and implementing the Company's business strategy. The Board of Directors may modify this structure to best address the Company's circumstances for the benefit of its stockholders when appropriate.

Although each of Leslie D. Michelson, William G. Stanley and Robert H. Burns are independent directors, the Board has not appointed a lead independent director at this time. Leslie D. Michelson serves as the audit committee's financial expert. Additionally, as members of the Board of Directors are elected annually, the Board believes that its existing corporate governance practices ensure appropriate management accountability to the Company's stockholders.

Oversight of Risk Management

The Board of Directors and its committees have an active role in overseeing the management of risks applicable to the Company. The entire Board is actively involved in overseeing risk management for the Company through its approval of all property acquisitions, assumptions of debt and its oversight of the Company's executive officers and, prior to the Internalization, the Former Advisor. The audit committee oversees management of accounting, financial, legal and regulatory risks. The nominating and corporate governance committee manages risks associated with independence of the members of the Board. The conflicts committee is responsible for reviewing and approving all transactions with affiliated parties and resolving other conflicts of interest between the Company and its subsidiaries, on the one hand, and ARC, or any executives or directors, or their respective affiliates, on the other hand.
Audit Committee

The Board of Directors established an audit committee in January 2008. During 2011, the audit committee met four times. The charter of the audit is available to any shareholder who sends a request to American Realty Capital Trust, Inc., 405 Park Avenue, New York, NY 10022. The Audit Committee Charter is also available on the Company's website at http://www.arctreit.com by clicking on “Amended and Restated Audit Committee Charter”. Our Audit Committee consists of Messrs. Leslie D. Michelson, William G. Stanley and Robert H. Burns, each of whom is “independent” within the meaning of the applicable (i) provisions set forth in the Charter and (ii) requirements set forth in the Exchange Act and the applicable SEC rules. Mr. Michelson is the chair of the audit committee and the Board has determined that Mr. Michelson is qualified as an audit committee financial expert as defined in Item 407(d)(5) of Regulation S-K and the rules and regulations of the SEC.

Each of the audit committee members is an independent director and “financially literate” under the meaning of the applicable rules of NASDAQ, as well as under the meaning of the applicable (i) provisions set forth in the Charter and (ii) requirements set forth in the Exchange Act and the applicable SEC rules.

The audit committee assists our Board of Directors in overseeing:

•	our financial reporting, auditing and internal control activities, including the integrity of our financial statements;

•	our compliance with legal and regulatory requirements;

•	the independent auditor's qualifications and independence; and

•	the performance of our internal audit function and independent auditor.

The audit committee is also responsible for engaging our independent registered public accounting firm, reviewing with the independent registered public accounting firm the plans and results of the audit engagement, approving professional services provided by the independent registered public accounting firm, reviewing the independence of the independent registered public accounting firm, considering the range of audit and non-audit fees and reviewing the adequacy of our internal accounting controls.

During the fiscal year ended December 31, 2011, all of the members of the audit committee voted to approve the filing of the Company's Annual and Quarterly Reports.

The audit committee's report on our financial statements for the fiscal year ended December 31, 2011 is discussed below under the heading “Audit Committee Report.”

Nominating and Corporate Governance Committee

The Company has a standing nominating and corporate governance committee currently composed of all members of the Board. Mr. Michelson is the chair of our nominating and corporate governance committee. During 2011, the nominating and corporate governance committee met once. The Board adopted a Charter for the Nominating and Corporate Governance Committee in January 2008 which was amended and restated in February 2012. The nominating and corporate governance committee charter is available on the Company's website at http://www.arctreit.com by clicking on “Amended and Restated Nominating and Corporate Governance Committee Charter.” We have not adopted a specific policy regarding the consideration of director nominees recommended to our nominating and corporate governance committee by stockholders. The nominating and corporate governance committee is responsible for the following:

•	providing counsel to the Board of Directors with respect to the organization, function and composition of the Board of Directors and its committees;

•	overseeing the self-evaluation of the Board of Directors and the Board of Director's evaluation of management;

•	periodically reviewing and, if appropriate, recommending to the Board of Directors changes to, our corporate governance policies and procedures; and

•	identifying and recommending to the Board of Directors potential director candidates for nomination.

Compensation Committee

The Board of Directors established a compensation committee on February 20, 2012. The compensation committee is comprised of Leslie D. Michelson, William G. Stanley and Robert H. Burns, each of whom is an independent director. Mr. Michelson is the chair of our compensation committee. The charter of the compensation committee is available to any shareholder who sends a request to American Realty Capital Properties, Inc., 405 Park Avenue, 15th Floor, New York, NY 10022. The compensation committee charter is also available on the Company's website at http://www. arctreit.com by clicking on “Compensation Committee Charter.” In addition, all of the members of our compensation committee are "non-employee directors" within the meaning of the rules of Section 16 of the Exchange Act and "outside directors" for purposes of Section 162(m) the Code. During 2011, the compensation committee met once.The principal functions of the compensation committee are to:

•	approve and evaluate all compensation plans, policies and programs as they affect the Company's executive officers;

•	review and oversee management's annual process, if any, for evaluating the performance of our senior officers and review and approve on an annual basis the remuneration of our senior officers;

•
oversee our equity incentive plans, including, without limitation, the issuance of stock options, restricted shares of common stock, restricted stock units, dividend equivalent shares and other equity-based awards;

•	assist the Board of Directors and the chairman in overseeing the development of executive succession plans; and

•	determine from time to time the remuneration for our non-executive directors.

Conflicts Committee

The Company has a standing conflicts committee which consists of Leslie D. Michelson, William G. Stanley and Robert H. Burns, each of whom is an independent director. Mr. Michelson is the chair of our conflicts committee. The Board adopted a charter of the conflicts committee in January 2008. The charter of the conflicts committee is available on the Company's website at http://www.arctreit.com by clicking on “Conflicts Committee Charter.”

The primary purpose of the conflicts committee is to approve transactions, and resolve other conflicts of interest, between the Company and its subsidiaries, on the one hand, and ARC or any executives or directors, or their respective affiliates, on the other hand. The conflicts committee is responsible for reviewing and approving all transactions with affiliated parties, all purchase or leases of properties from or sales or leases to an affiliate, and reviewing and approving all agreements and amendments to agreements between the Company and affiliates, including ARC and its subsidiaries.

The conflicts committee reviews our policies and reports to confirm that they are being followed by us and are in the best interests of our stockholders.

Certain of the factors considered by the conflicts committee are set forth in the financial statements (including the notes thereto) and Management's Discussion and Analysis of Financial Condition and Results of Operations above. The conflicts committee reviewed the material transactions between ARC, our Former Advisor and their respective affiliates, on the one hand, and us, on the other hand, which occurred during the fiscal year ended December 31, 2011. The conflicts committee has determined that all our transactions and relationships with ARC, Former Advisor and their respective affiliates during the fiscal year ended December 31, 2011 were fair and were approved in accordance with the policies referenced in “Certain Relationships and Related Transactions” below.
Director Independence

The Board of Directors has considered the independence of each director in accordance with the elements of independence set forth in the listing standards of NASDAQ. Based upon information solicited from each nominee, the Board of Directors has affirmatively determined that Leslie D. Michelson, William G. Stanley and Robert H. Burns have no material relationship with the Company (either directly or as a partner, stockholder or officer of an organization that has a relationship with the Company) and are “independent” within the meaning of NASDAQ's director independence standards. There are no familial relationships between any of our directors and executive officers.
Our Executive Officers

The table set forth below lists the names and ages of each of the executive officers as of the date of this Annual Report on Form 10-K/A and the position and office that each executive officer currently holds with the Company:

Name	Age	Principal Occupation and Positions Held
William M. Kahane	64	President, Chief Executive Officer and Director
Brian D. Jones	43	Chief Financial Officer and Treasurer
Susan E. Manning	52	Chief Accounting Officer and Secretary

Please see the section entitled “Business Experience of Directors” on page 56 for biographical information about Mr. Kahane.
Business Experience of Executive Officers

Brian D. Jones

Brian D. Jones was appointed as the chief financial officer and treasurer of our Company in March 2012. Mr. Jones, 43, has also served as senior vice president, managing director and head of Investment Banking at Realty Capital Securities, LLC and ARC from September 2010 through February 2012. Prior to joining Realty Capital Securities, LLC and ARC, Mr. Jones was a director in the real estate investment banking group at Robert W. Baird & Co. from February 2008 through August 2010. From January 2005 through November 2007, Mr. Jones was an executive director in the real estate investment banking group at Morgan Stanley & Co. Prior to that, Mr. Jones worked in the real estate investment banking group at RBC Capital Markets from February 2004 through February 2005. From October 1997 through February 2001, Mr. Jones worked in the real estate investment banking group at PaineWebber. He also founded in February 2001 and operated through February 2004 an independent financial consulting firm focused on strategic advisory and private capital raising for real estate investment firms. From September 1990 to October 1997, Mr. Jones worked in the real estate tax advisory group at Coopers & Lybrand, LLP, where he was a manager focused on REIT and partnership tax structuring. Mr. Jones is responsible for the accounting, finance and reporting functions at the Company. He has more than 17 years of experience advising public and private real estate companies and executing a broad range of complex strategic and capital markets transactions, including approximately $9 billon of capital markets transactions, $10 billion of real estate acquisitions and dispositions and $35 billion of corporate mergers and acquisitions. Mr. Jones is a Certified Public Accountant, licensed in California since 1993, and is a member of CSCPA, ULI and NAREIT. Mr. Jones also has Series 7, 24 and 63 licenses. Mr. Jones received a B.S. with honors in Agricultural and Managerial Economics from the University of California at Davis and an M.S. in Taxation from Golden State University.

Susan E. Manning

Susan E. Manning, 52, was appointed as the chief accounting officer and secretary in March 2012. She has also served as our Controller from September 2009, served as the Controller of Business Development Corporation of America from its inception in May 2010 through February 2012, served as the Controller of American Realty Capital Trust III, Inc. from its inception in October 2010 through February 2012, served as the Controller of American Realty Capital Properties, Inc. from its inception in December 2010 through February 2012, and served as the Controller of American Realty Capital New York Recovery REIT, Inc. from its inception in October 2009 to September 2010. Prior to joining ARC and its affiliates, from March 2006 to May 2009, Ms. Manning was the Controller at Luminent Mortgage Capital, Inc., a mortgage REIT with a $10.0 billion investment portfolio. From May 2003 to February 2006, Ms. Manning was a vice president at MBNA Corp., a credit card issuer with over $62 billion in assets where she coordinated accounting and reporting with the company's international subsidiaries. From September 1998 to May 2003, Ms. Manning was a vice president at American Business Financial Services, a publicly traded mortgage company where she was responsible for financial reporting and accounting policy. From September 1990 to September 1998, Ms. Manning was an audit manager for Ernst and Young, LLP. Ms. Manning is a Certified Public Accountant and has an M.B.A. from Saint Joseph's University.
CODE OF ETHICS

The Board of Directors has adopted a code of business conduct and ethics effective as of February 20, 2012 (the “Code of Ethics”) that applies to our officers, directors and employees of the Company or its subsidiaries. Among other matters, the Code of Ethics is designed to deter wrongdoing and to promote:

•	honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

•	full, fair, accurate, timely and understandable disclosure in our SEC reports and other public communications;

•	compliance with applicable governmental laws, rules and regulations;

•	prompt internal reporting of violations of the code to appropriate persons identified in the code; and

•	accountability for adherence to the code.

The Code of Ethics is available on the Company's website at http://www.arctreit.com by clicking on “Code of Ethics.” You may also obtain a copy of the Code of Ethics without charge by writing to our secretary at: American Realty Capital Trust, Inc., 405 Park Avenue, New York, NY 10022, Attention: Susan E. Manning. A waiver of the Code of Ethics may be granted only by the Board of Directors or the appropriate committee of the Board of Directors and will be promptly disclosed to the extent required by law or NASDAQ regulation.
Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the executive officers and directors of the Company, and persons who beneficially own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on our review of the copies of such reports furnished to us and written representations that no other reports were required during the fiscal year ended December 31, 2011, all Section 16(a) filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were timely satisfied, except the following: (i) Form 4/A's filed for each of Robert H. Burns, William G. Stanley and Leslie D. Michelson on March 1, 2012.

Item 11. Executive Compensation.

The following table sets forth information regarding compensation of our directors during the fiscal year ended December 31, 2011:

Name	Fees paid in cash	Stock Awards	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Changes in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total Compensation ($)
Nicholas S. Schorsch (1)	$—	$—	$—	$—	$—	$—	$—
William M. Kahane (1)	—	—	—	—	—	—	—
Leslie D. Michelson(2)	$128,862	30,000	—	—	—	—	158,962
William G. Stanley(3)	—	154,362	—	—	—	—	154,362
Robert H. Burns(4)	—	118,362	—	—	—	—	118,362
______________________________

(1) Mr. Schorsch, who was an executive of the Company until the Internalization, and Kahane, who is currently an executive of the Company, each received no additional compensation for serving as directors.
(2) Mr. Michelson earned fees in the amount of $103,167 for services as a director during the fiscal year ended December 31, 2011. The payment of $128,862 represents $86,667 and $41,195 for services during the years ended December 31, 2011 and 2010, respectively.
(3) Mr. Stanley earned fees in the amount of $99,417 for his services as a director during the fiscal year ended December 31, 2011 of which $124,362 was paid in stock as of December 31, 2011, representing $82,917 and $40,195 for services rendered during the years ended December 31, 2011 and 2010, respectively.
(4) Mr. Burns earned fees in the amount of $62,917 for his services as a director during the fiscal year ended December 31, 2011 of which $88,362 was paid in stock as of December 31, 2011, representing $56,167 and $30,945 for services rendered during the years ended December 31, 2011 and 2010, respectively.

Prior to the Internalization, our independent directors each earned a retainer of $30,000 per year, plus $2,000 for each Board or Board committee meeting the director attended in person ($2,500 for attendance by the chairperson of the audit committee at each meeting of the audit committee) and $1,500 for each meeting the director attended by telephone and $750 per transaction reviewed and voted upon via electronic Board meeting up to a maximum of $2,250 for three or more transactions reviewed and voted upon per meeting. If there was a meeting of the Board and one or more committees in a single day, the fees were limited to $2,500 per day ($3,000 for the chairperson of the audit committee if there is a meeting of such committee). Our Board also may approve the acquisition of real property and other related investments valued at $20,000,000 or less, and in which any portfolio of properties is valued in the aggregate of $75,000,000, via electronic Board meetings whereby the directors cast their votes in favor or against a proposed acquisition via email.

Effective upon the Internalization, based on the recommendations of FTI Consulting, our Board of Directors approved an increase in the annual retainer paid to our independent directors to $65,000 per year (pro rated for 2012), payable 50% in cash and 50% in restricted stock that will vest based upon the period that the independent director is elected or appointed to serve (i.e., in the event the independent director is elected or appointed to serve a three year term, the vesting period will be three years). In addition, our independent directors will continue to earn attendance fees, and will earn additional annual cash retainers (pro rated for 2012), each as described below.

Mr. Michelson will receive an annual retainer of $15,000 for serving as chair of the audit committee and each other member of the audit committee will receive an annual retainer of $7,500. Mr. Michelson will also receive annual retainers of $10,000 for serving as chair of each of the compensation committee and $7,500 for serving as chair of the nominating and corporate governance committee. Members of the compensation committee and the nominating and corporate governance committee will receive annual retainers of $5,000 and $4,000, respectively.

Separate from the annual compensation payable to our independent directors, in order to ensure that our independent directors have a meaningful ownership stake in us and that their interests are aligned with those of our stockholders, our independent directors each received a one-time award of $50,000 of restricted shares of our common stock and nonqualified stock options to purchase shares of our common stock, in each case vesting annually over a 5-year period. Following the consummation of our Internalization, our independent directors will continue to receive an annual award of 3,000 stock options as described below, but will no longer be entitled to receive annual grants of restricted stock as described below.
All directors receive reimbursement of reasonable out-of-pocket expenses incurred in connection with attendance at meetings of our Board of Directors.
We have reserved 1,000,000 shares of common stock for future issuance upon the exercise of stock options that may be granted to our independent directors pursuant to our Stock Option Plan. During the fiscal year ended December 31, 2011, we granted 27,000 shares at $10.00 per share, each with a two year vesting period and an expiration of 10 years.
Additionally, our Restricted Share Plan, adopted in January 2010, provides for the automatic grant of 3,000 restricted shares of common stock to each of our independent directors, without any further action by our Board of Directors or the stockholders on the date of initial election to the Board and on the date of each annual stockholder's meeting. The Restricted Share Plan was approved for amendment by the Board in February 2012. The restricted shares vest in five equal installments at 20% per annum following the first anniversary of the grant date. The total number of restricted shares of common stock that may be issued under the Restricted Share Plan, as amended in February 2012, is 18,480,000 or 7.7% of our authorized shares. Prior to March 31, 2012, 18,000 shares were granted to independent directors and 1.5 million shares were issued to the Former Advisor under the Restricted Share Plan. Upon the listing of the Company's common stock on March 1, 2012, all unvested restricted shares that had previously been granted became fully vested. For the three months ended March 31, 2012, the Company recognized $12.9 million of share based compensation expense for the vesting of shares that took place upon the Listing, and $0.3 million was recognized in general and administrative expenses related to the scheduled vesting of shares. If a director is also an employee of the Company or its affiliates, we do not pay compensation for services rendered as a director.

Stock Option Plan
In January 2008, our Stock Option Plan was approved by our Board of Directors and stockholders. Pursuant to our Stock Option Plan, our independent directors are eligible to receive annual nondiscretionary awards of nonqualified stock options. The Stock Option Plan is designed to enhance our profitability and value for the benefit of our stockholders by enabling us to offer independent directors stock-based incentives, thereby creating a means to raise the level of equity ownership by such individuals in order to attract, retain and reward such individuals and strengthen the mutuality of interests between such individuals and our stockholders.

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

Our Stock Option Plan provides for the automatic grant of a nonqualified stock option to each of our independent directors, without any further action by our Board of Directors or the stockholders, to purchase 3,000 shares of our common stock on the date of each annual stockholder's meeting. The exercise price for all stock options granted under our Stock Option Plan will be equal to the fair market value of a share on the last business day preceding the annual meeting of stockholders. The term of each such option will be 10 years. Options granted to non-employee directors will vest and become exercisable on the second anniversary of the date of grant, provided that the independent director is a director on the Board of Directors on that date.

Notwithstanding any other provisions of our stock option plan to the contrary, no stock option issued pursuant thereto may be exercised if such exercise would jeopardize our status as a REIT under the Internal Revenue Code of 1986, as amended. The total number of options granted will not exceed 10% of the total outstanding shares at the time of grant. During the year December 31, 2011, vested options to purchase 18,000 shares at $10.00 per share and unvested options to purchase 9,000 shares at $10.00 per share remained outstanding with a weighted average contractual remaining life of approximately 7.3 years.

Restricted Share Plan
In January 2010, the Board of Directors adopted our Restricted Share Plan. The Board approved amendments to the Restricted Share Plan in February 2012. The Restricted Share Plan provides for the automatic grant of 3,000 restricted shares of common stock to each of the independent directors, without any further action by the Board of Directors or the stockholders, on the date of each annual stockholder's meeting. Restricted stock issued to independent directors will vest over a five-year period following the first anniversary of the date of grant in increments of 20% annually. The Restricted Share Plan provides us with the ability to grant awards of restricted shares to our directors, officers and employees, employees of entities that provide services to us, directors of entities that provide services to us, certain of our consultants or to entities that provide services to us. The total number of common shares reserved for issuance under the Restricted Share Plan is equal to 7.7% of our authorized shares of common stock, or 18,480,000 shares.

Restricted share awards entitle the recipient to common stock under terms that provide for vesting over a specified period of time or upon attainment of pre-established performance objectives. Such awards would typically be forfeited with respect to the unvested shares upon the termination of the recipient's employment or other relationship with us. Restricted shares may not, in general, be sold or otherwise transferred until restrictions are removed and the shares have vested. Holders of restricted shares may receive cash distributions prior to the time that the restrictions on the restricted shares have lapsed. Any distributions payable in common stock will be subject to the same restrictions as the underlying restricted shares. As of December 31, 2011, 9,000 shares had been issued to independent directors under the Restricted Share Plan at a fair value of $10.00 per share. The fair value of the shares will be expensed ratably over the five-year vesting period. For the year ended December 31, 2011, expense of $11,250 was recorded for the director restricted shares.

In June 2010, our independent directors approved and authorized the issuance of up to 1,500,000 restricted shares of common stock to our Former Advisor equaling 1% of the shares registered in connection with our IPO (excluding shares of common stock registered for issuance pursuant to the distribution reinvestment plan), subject to certain terms and conditions. On September 13, 2010, our Former Advisor granted 1,400,000 restricted shares to key executives. Of the total restricted shares granted, 50% vest over a five year period commencing with the two year anniversary of the grant date and remaining 50% vest only to the extent our net asset value plus distributions paid to stockholders equals 106% of the original selling price of our common stock. For the year ended December 31, 2011, $420,000 of expense was recorded for these restricted shares. All of the shares granted under the Restricted Share Plan prior to March 1, 2012 vested upon the Company's listing on the NASDAQ on such date.

Compensation Discussion and Analysis

On March 1, 2012, the consummated the Internalization concurrently with the listing of its common stock on NASDAQ. The Former Advisor was wholly-owned by ARC which is majority-owned and controlled by Nicholas S. Schorsch, the Company's chairman of the Board of Directors and William M. Kahane, the Company's chief executive officer, president and director. Prior to our Internalization, we had no employees and our day-to-day management functions were performed by our Former Advisor and its affiliates. As a result of the Internalization, we became a self-administered and self-advised REIT with paid employees, including our named executive officers (“NEOs”), who consist of William M. Kahane, our president and chief executive officer, and Brian D. Jones, our chief financial officer and treasurer. See “Certain Relationships and Related Transactions, and Director Independence” below for a discussion of fees and expenses payable to our Former Advisor and its affiliates.

The Board of Directors expects to align the interests of the executive officers with the interests of the Company and our stockholders on both a long and short-term basis in the form of cash salaries, grants of stock options, restricted shares of common stock, restricted stock units, dividend equivalent rights and/or other equity-based awards under the Total compensation is paid to management as discussed below.

We seek to attract and retain executives who can help the Company continue our track record of profitability, growth and total return to stockholders. To better align the interests of our executives with those of our stockholders in a pay-for-performance setting, most of each executive's total compensation is variable through a combination of cash bonus and long-term equity awards. Total compensation to be paid to our NEOs is discussed below.

Executive Compensation Beginning in 2012

Employment Agreements
In March 2012, the Company entered into employment agreements (the “Employment Agreements”) with each of the NEO's. The Employment Agreements provide for three-year terms that will automatically renew for additional one-year periods unless either party provides 60 days notice of non-renewal prior to the end of the then current term. Under his Employment Agreement, Mr. Kahane will serve as the Chief Executive Officer and President of the Company and report directly to the Board. Under his Employment Agreement, Mr. Jones will serve as Executive Vice President, Chief Financial Officer and Treasurer of the Company and report to the Chief Executive Officer of the Company and the Board. Mr. Kahane's Employment Agreement provides for a base salary of $1.00 per year and Mr. Jones' Employment Agreement provides for a base salary of $325,000 per year. In addition, Mr. Jones will be entitled to a discretionary annual bonus in an amount up to his then current base salary (“Annual Cash Bonus”). The Employment Agreements provide that the Company will purchase life insurance policies on the lives of the executives to be owned by the executives, with the premiums paid by the Company, in the amount of $15.0 million for Mr. Kahane and $1.0 million for Mr. Jones. In addition, the Company will pay for annual physical exams for the executives, maintain, at its cost, supplemental renewable long-term disability insurance as agreed to between the Company and the executives, and, solely for Mr. Kahane, pay for or reimburse him for up to $35,000 per year for costs incurred by him in connection with tax preparation and financial planning assistance.
The Employment Agreements provide that in the event of the executive's termination due to death, disability, without cause (as defined in the Employment Agreements), or, solely with respect to Mr. Kahane, upon a non-renewal of his Employment Agreement or his resignation for good reason (as defined in his Employment Agreement), the executive will be entitled to receive:
Subject to his execution of a release, any earned and unpaid base salary, amounts earned but unpaid under the Annual Plan and OPP Agreement (as defined and described below) (collectively, the “Incentive Plans”), expenses up to the date of termination (including pay in lieu of accrued, but unused vacation), and, solely in the case of Mr. Jones, any portion of his Annual Cash Bonus earned but unpaid for the prior year and pro rata portion of his Annual Cash Bonus for the year of termination.
To the extent not vested, full vesting of all restricted stock, stock options and awards held under the Incentive Plans.
A pro rated grant of any award the executive would have received under the Incentive Plans had he remained employed (solely in the case of Mr. Kahane, the foregoing will apply in the event of termination for any reason).
Continued participation, at the Company's cost, in the Company's healthcare, dental, vision, prescription drug, and in the case of Mr. Jones, disability plans in which the executive participated prior to termination for a period of 18 months following termination (the “Severance Period”), to the extent permitted or otherwise practicable under such plans. To the extent not permitted or otherwise practicable, the Company will take such actions as may be necessary to provide the executive with comparable benefits (without additional cost to the executive). If the executive engages in regular employment after termination, then any benefits received by him which are similar in nature to any of the forgoing plans will relieve the Company of it obligation to provide such comparable benefit to the extent of benefits so received.
During the Severance Period, the Company will also continue to pay the premium payments on the life insurance policies described above.
In the event of a change in control (as defined in the Employment Agreements), the executives will become 100% vested in any equity awards and will vest in any outstanding awards under the Incentive Plans. In addition, if Mr. Jones does not accept employment with ARC or its affiliate within six months following a change in control of the Company, he will be entitled to a lump sum payment equal to his then current annual base salary.
In addition, the Employment Agreements provide for restrictions on use of confidential information, and for a period of 12 months following termination for any reason other than by the Company without cause, or in the case of Mr. Kahane, non-renewal of his Employment Agreement by the Company, as a result of a change in control or for good reason, restrictions on solicitation and competition.

Annual Incentive Compensation Plan
In March 2012, the compensation committee adopted the Company's Annual Incentive Compensation Plan (the “Annual Plan”). The Annual Plan is intended to be fair, reasonable and balanced and reflect a “best-of-class” program for our executive officers, including our NEOs, to motivate and reward them for performance while closely aligning their interests with those of our stockholders. Participants under the Annual Plan will be eligible to earn annual performance-based bonus awards from a pool established by the compensation committee upon initial adoption of the Annual Plan and for each subsequent fiscal year. The annual pool will be funded via both a discretionary component and a formulaic component. Funding of the discretionary component will be subject to the annual approval of the compensation committee based upon an assessment of corporate and individual performance relative to certain performance criteria and objectives to be determined by the Board. For each year, the maximum size of the annual pool will be calculated as the sum of:

•
Discretionary Component: an amount equal to up to a percentage of the Company's stockholder's book equity for the year (0.5% of the Company's stockholder's book equity on March 1, 2012 for fiscal 2012); and

•
Formulaic Component: an amount equal to a percentage (determined by the compensation committee) of any excess annualized FFO in excess of an annual percentage return on the Company's stockholder's book equity (an amount equal to 20.0% of the Company's annualized FFO in excess of 6.0% of its market capitalization as of March 1, 2012 for fiscal 2012).

Any annual award payable to a participant from an annual pool may be divided into the following three separate incentive compensation components, with payment in each case conditioned on the participant's continued employment or service through the applicable payment date:

•	an annual cash bonus paid the following year after completion of the year-end audit;

•	a deferred cash bonus paid 1/3 on December 31 of each of the first, second and third calendar years following the year for which the annual award was earned; and

•
a long-term equity bonus in the form of restricted shares of common stock to the extent available for issuance under the Company's equity incentive plans, paid the following year after completion of the year-end audit and vesting 1/3 on December 31 of each of the first, second and third calendar years following the year for which the annual award was earned, subject to the Participant's continued employment or service through each vesting date.

To the extent restricted shares of common stock are not available for issuance under the Company's equity incentive plans, the equity bonus will be paid as a deferred cash bonus.
For fiscal 2012, the compensation committee approved an allocation of 35% of the annual pool for Mr. Kahane which if earned will be payable as follows: 50% as a cash bonus; 25% as a deferred cash bonus; and 25% as restricted shares of common stock. As of the date of this Proxy Statement, it is anticipated that the compensation committee also will approve an allocation from the fiscal 2012 annual pool for Mr. Jones.
In the event of a termination of employment without cause (as defined in the Annual Plan), the Company's failure to renew the participant's service agreement at the expiration of its term, by the participant for good reason (solely to the extent provided and defined in the participant's service agreement), or the participant's death or disability, the participant will be entitled to: a pro rated cash bonus, deferred bonus (paid in the year following termination) and equity bonus for the year of termination. In addition, the participant will be paid any unpaid cash bonus and equity bonus for the prior year and will be entitled to accelerate vesting of any deferred bonus for a prior year and the amount of such bonus will be paid on the 60th day following termination. Any equity bonus for the year of termination will be paid in fully vested shares of the common stock to the extent available for issuance under the Company's equity incentive plans, and if not available, the participant will receive a cash lump sum equal to the value of the stock, payable within ten days after the Company has received its approved audited financial statements for such year. Further, any restricted shares of common stock previously granted under the Annual Plan will become fully vested on the termination date.
In the event of a change in control (as defined in the Annual Plan), unless otherwise provided in the participant's bonus award notice, the plan year will end as of the change of control and the participant will be eligible to receive cash bonuses, deferred bonuses and equity bonuses as equitably adjusted in accordance with the Annual Plan to reflect the shortened plan year. In addition, the participants will be entitled to accelerated vesting of any deferred bonus and restricted shares of common stock granted for a prior year, and any unpaid equity bonus will vest and be paid in cash.

Outperformance Award Agreements
In March 2012, the compensation committee approved the general terms and forms of the Company's 2012 Outperformance Award Agreements (“OPP Agreements”) to be entered into with our executive officers, including our NEOs. This kind of arrangement is common in the REIT industry and provides our executive officers, including our NEOs, with long-term opportunities through which the participants will be able to potentially earn additional compensation only upon the attainment of stockholder value creation targets, thereby creating a direct alignment between the interests of the participants and our stockholders and ensuring that the participants are incentivized to maintain a long-term approach in our management.
Under the OPP Agreements, the NEOs will be eligible to earn performance-based bonus awards equal to a percentage of a pool that will be funded up to a maximum award opportunity (the “OPP Cap”) equal to 5% of the Company's equity market capitalization on March 1, 2012, as adjusted within 30-60 days following the completion of the Company's tender offer that was announced on March 1, 2012 (the “Initial Market Cap”). Subject to the OPP Cap, the pool will equal an amount to be determined based on the Company's achievement of total return to stockholders, including both share price appreciation and common stock distributions (“Total Return”), for the three-year performance period consisting of March 1, 2012 through February 28, 2015 (the “Performance Period”); each 12 month period during the Performance Period (each an “Annual Period”) and the initial 24 month period of the Performance Period (the “Interim Period”), as follows:

Dollar Amount of Pool	Performance Period Hurdle	Annual Period Hurdle	Interim Period Hurdle
Absolute Component: 4% of any excess Total Return attained above an absolute hurdle measured over the Performance Period as follows:	21%	7%	14%
Relative Component:  4% of any excess Total Return attained above the Total Return for the performance period of the Peer Group*, subject to a ratable sliding scale factor as follows potentially reducing the amount calculated under the relative component based on achievement of cumulative Total Return measured from the beginning of such period:

· 100% of the relative component amount will be earned if the following cumulative Total Return is achieved:	18%	6%	12%
· 50% of the relative component amount will be earned if cumulative Total Return achieved is:	—%	—%	—%
· 0% of the relative component amount will be earned if cumulative Total Return achieved is less than:	—%	—%	—%
· a percentage from 50% to 100% of the relative component amount calculated by linear interpolation will be earned if the cumulative Total Return achieved is between:	0% - 18%	0% - 6%	0%- 12%

*The “Peer Group” is comprised of the following companies: CapLease, Inc.; Entertainment Properties Trust, Inc.; Getty Realty Corporation; Lexington Realty Trust; National Retail Properties, Inc.; and Realty Income Corporation.
The sliding scale factor above is intended to further ensure that the interests of participants with OPP Agreements are aligned with our investors.
Unless otherwise specifically provided in the NEO's service agreement: (i) in the event of the NEO's termination without cause (as defined in the OPP Agreements) or failure by the Company to renew the NEO's service agreement, or by the NEO for good reason (solely to the extent provided and defined in the NEO's service agreement) (a “Qualified Termination”), on or prior to February 28, 2015, the NEO's award will be calculated as of the end of the next Annual Period and as of February 28, 2015 and the NEO will be entitled to the higher amount which will be fully vested; (ii) in the event of the NEO's termination due to death or disability on or prior to February 28, 2015, the NEO's award will be calculated as of the end of the next Annual Period and any earned amount will be fully vested; and (iii) in the event of a Qualified Termination or termination due to death or disability after February 28, 2015, any earned amounts will be fully vested.

In the event of a resignation by the NEO due to an un-consented substantial adverse change in the NEO's employment or service as described in the OPP Agreements following a change in control (as defined in the OPP Agreements) on or prior to February 28, 2015, the NEO's award will be calculated as of the end of the next Annual Period and as of February 28, 2015 and the NEO will be entitled to the higher amount which will be fully vested. Any amount earned prior to such resignation will be fully vested as of the change in control.
Following the Performance Period, the final aggregate pool will be calculated, subject to the OPP Cap. The compensation committee has approved an allocation of 35% of the pool to Mr. Kahane. The actual value of the maximum amount that may be earned by Mr. Kahane will be determined following the final determination of the Initial Market Cap and the OPP Cap. As of the date of this Proxy Statement, it is anticipated that the compensation committee also will approve an allocation from the pool for Mr. Jones.
 Any amounts earned under the OPP Agreements will be issued in the form of LTIP Units, which represent interests in the Operating Partnership that are structured as a profits interest in the Operating Partnership. Subject to the NEO's continued employment or service through each vesting date, 25% of any LTIP Units earned will vest on February 28, 2015, 25% on February 28, 2016 and 50% on February 28, 2017. The NEO will be entitled to receive distributions relating to his LTIP Units to the extent provided for in the Amended and Restated Partnership Agreement. This vesting period is intended to create, in the aggregate, up to a five-year retention period with respect to the participants in our outperformance program.

Other Benefits
Effective upon the consummation of our Internalization, our executive officers, including our NEOs, became eligible to participate in company-sponsored benefit programs made broadly available to all of our salaried employees.

Compensation Risks
The compensation committee, with assistance from its independent compensation consultant, reviewed the elements of executive and non-executive compensation to determine whether they encourage excessive risk-taking and concluded that:

•	significant weighting towards long-term incentive compensation discourages short-term risk-taking;

•
performance goals are set to avoid creating incentives for excessive risk-taking and their achievement does not automatically entitle management to formulaic cash bonuses or equity awards, which are at the discretion of the compensation committee; and

•	vesting schedules for restricted stock, LTIP units and non-qualified stock options cause management to have a significant amount of unvested awards at any given time.

The compensation committee focuses primarily on the compensation of NEOs because risk-related decisions depend predominantly on their judgment. The compensation committee believes that risks arising from our policies and practices for compensating employees are not reasonably likely to have a material adverse effect on the Company. As described in “Compensation Discussion and Analysis,” the compensation committee endeavors to put in place for management incentives that cultivate a level of risk-taking behavior consistent with our business strategies and relies to a significant extent on subjective considerations to temper the potential for formulae or objective factors to influence risk-taking.

Tax and Accounting Implications
Our compensation committee may consider the tax treatment of compensation paid to our executive officers while simultaneously seeking to provide our executives with appropriate rewards for their performance. Under Code Section 162(m), we may not deduct compensation of more than $1.0 million paid to any “covered employee” unless the compensation is paid pursuant to a plan which is performance related, nondiscretionary and has been approved by our stockholders. To the extent that such compensation paid to our executive officers is subject to and does not qualify for deduction under Code Section 162(m), our compensation committee is prepared to exceed the limit on deductibility under Code Section 162(m) to the extent necessary to ensure our executive officers are compensated in a manner consistent with our best interests and those of our stockholders. In order to maintain our REIT qualification and to generally not be subject to U.S. federal income and excise tax, we have distributed and intend to continue to distribute all or substantially all of our net taxable income each year to holders of our common stock. The loss of a deduction pursuant to Code Section 162(m) would effectively increase our net taxable income and the amount that we would need to distribute in order to generally not be subject to U.S. federal income or excise tax.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of shares of our Company's common stock as of April 19, 2012 by:

•
each person known by the Company to be the beneficial owner of more than 5% of its outstanding shares of common stock based solely upon the amounts and percentages contained in the public filings of such persons;

•	each of the Company's officers and directors; and

•	all of the Company's officers and directors as a group.

	Common Stock Beneficially Owned
Name of Beneficial Owner (1)	Number of Shares of Common Stock (2)	Percentage of Class
AR Capital, LLC (3)	20,000	*
Nicholas S. Schorsch, Chairman of the Board	993,240	*
William M. Kahane, President, Chief Executive Officer and Director	261,451	*
Susan E. Manning, Chief Accounting Officer and Secretary	5,000	*
Brian D. Jones, Chief Financial Officer and Treasurer	11,450	*
Leslie D. Michelson, Independent Director (4)	23,046	*
William G. Stanley, Independent Director (5)	91,219	*
Robert H. Burns, Independent Director (6)	88,730	*
All directors and executive officers as a group (seven persons)	1,489,215(7)	*
____________________
*    Less than 1%.

(1)	The business address of each individual or entity listed in the table is 405 Park Avenue, New York, New York 10022.

(2)
Based on 158,474,862 shares of common stock outstanding as of April 19, 2012. In accordance with SEC rules, each listed person's beneficial ownership includes all shares of our common stock the person actually owns beneficially or of record, all shares of our common stock over which the person has or shares voting or dispositive control and all shares the person has the right to acquire within 60 days (such as shares of restricted common stock which are scheduled to vest within 60 days).

(3)	ARC is directly or indirectly owned by Nicholas S. Schorsch, William M. Kahane, Peter M. Budko, Brian S. Block and Edward M. Weil, Jr. and controlled by Nicholas S. Schorsch and William M. Kahane.

(4)
Shares owned by Mr. Michelson include options to purchase 9,000 shares of common stock, 6,550 shares issued for Board related services in lieu of cash consideration, 1,496 shares issued under the Distribution Reinvestment Plan and 6,000 restricted shares of common stock which vested upon the Company's listing of its common stock on NASDAQ.

(5)
Shares owned by Mr. Stanley include options to purchase 9,000 shares of common stock, 20,451 shares issued for Board related services in lieu of cash consideration, 11,323 shares issued under the Distribution Reinvestment Plan, 44,444 shares purchased by Mr. Stanley and 6,000 restricted shares of common stock which vested upon the Company's listing of its common stock on NASDAQ.

(6)
Shares owned by Mr. Burns include options to purchase 9,000 shares of common stock, 16,451 shares issued for Board-related services in lieu of cash consideration, 12,835 shares issued under the Distribution Reinvestment Plan, 44,444 shares purchased by Mr. Burns and 6,000 restricted shares of common stock which vested upon the Company's listing of its common stock on NASDAQ.

(7)	Includes 20,000 shares held by ARC. See footnote 3.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Internalization

On March 1, 2012, the Company consummated the Internalization, pursuant to which the Company internalized the management services previously provided to it by ARC and its affiliates, including our Former Advisor (as defined below) and our Former Property Manager (as defined below). ARC is majority-owned and controlled by Nicholas S. Schorsch, the Company's chairman of the Board of Directors and William M. Kahane, the Company's chief executive officer, president and director. In connection with the Internalization, the Company entered into the following agreements:

Asset Purchase Agreement for Furniture, Fixtures, Equipment and Other Assets

Effective as of March 1, 2012, the Company, in its capacity as the general partner of the Operating Partnership, entered into an Asset Purchase and Sale Agreement (the “Asset Purchase Agreement”) with ARC. Pursuant to the Asset Purchase Agreement, ARC sold to the Operating Partnership certain furniture, fixtures, equipment and other assets used by the Company and the Operating Partnership in their business and operations for an aggregate purchase price of $7,338,000.00, which includes the reimbursement of certain costs and expenses incurred by ARC.

Our Former Advisor

Amendment and Acknowledgment of Termination of Amended and Restated Advisory Agreement

From our inception through our Internalization, our day-to-day operations were managed by our Former Advisor, a wholly-owned subsidiary of ARC under the supervision of the Board of Directors, pursuant to the terms and conditions of that certain Amended and Restated Advisory Agreement, dated June 2, 2010 (the “Advisory Agreement”).

Effective as of March 1, 2012, the Company and the Operating Partnership entered into an Amendment and Acknowledgement of Termination of Amended and Restated Advisory Agreement (the “Amendment and Acknowledgement of Termination”) with our Former Advisor. Pursuant to the Amendment and Acknowledgement of Termination, the Company and the Operating Partnership provided the Former Advisor with notice of termination of the Advisory Agreement, effective as of 5:00 p.m. Eastern Time, on April 30, 2012 (the “Termination Date”), in accordance with the terms thereof. In respect of the period from March 1, 2012 through and including the Termination Date, the Company paid the Former Advisor an asset management fee in the amount of $3,600,000 (for two months, based on 0.083% of the contract purchase price of all the owned, directly or indirectly, by the Company or the Operating Partnership at the end of the immediately preceding month). Additionally, the Amendment and Acknowledgement of Termination amended the Advisory Agreement to provide that the Company shall have the right, in its sole and absolute discretion, to extend the Termination Date for up to three (3) consecutive one-month periods (each such one-month period, an “Extension Period”) by providing prior written notice to the Former Advisor at least five (5) business days prior to the then applicable Termination Date, and in respect of each Extension Period, the Company shall pay to our Former Advisor, in advance on or prior to the first day of each Extension Period, an additional asset management fee in the amount of 0.083% of the contract purchase price of all the properties owned, directly or indirectly, by the Company or the Operating Partnership, at the end of the immediately preceding month. The parties to the Amendment and Acknowledgment of Termination also agreed that the amounts described herein are the only amounts payable by the Company or the Operating Partnership pursuant to the Advisory Agreement, as amended, following March 1, 2012 and that neither the Former Advisor nor any of its affiliates shall be entitled to any other fees or amounts that are otherwise payable by the Company or the Operating Partnership pursuant to the Advisory Agreement following March 1, 2012; provided, however, that the Former Advisor or its affiliates will not be prohibited from earning the subordinated incentive fee to the extent it is entitled to do so under the Company's Charter.

Prior to the Internalization, our Former Advisor and its affiliates were paid certain acquisition, financing, asset management and other fees in connection with services provided to us and were entitled to reimbursement for certain expenses, including certain expenses relating to our IPO.

Pursuant to the Advisory Agreement, we had agreed to pay to our Former Advisor an asset management fee equal to 1% of the gross purchase price of our assets. We also agreed to pay to our Former Advisor 1.0% of the gross purchase price of each property or asset that we had acquired, as an acquisition fee, along with reimbursement of acquisition expenses. We also paid to our Former Advisor a financing coordination fee equal to 1.0% of the amount available under any debt financing that we had obtained and used for the acquisition of properties and other investments. Total acquisition and finance coordination fees incurred for the year ended December 31, 2011 were approximately $20.8 million and $4.8 million, respectively. Asset management fees of $5.6 million were incurred for the year ended December 31, 2011. Our Former Advisor elected to waive (not defer) $9.7 million of asset management fees during the fiscal year ended December 31, 2011.

There were no outstanding payables to our Former Advisor or its affiliates as of December 31, 2011. The total compensation paid to our Former Advisor during 2011, exclusive of reimbursements, was approximately $22.6 million.

Our Former Dealer Manager

The dealer manager for our IPO was Realty Capital Securities, LLC (our “Former Dealer Manager”), a wholly-owned subsidiary of ARC, pursuant to the terms of a dealer manager agreement. We had agreed to pay our Former Dealer Manager 7% of the gross offering proceeds from our IPO, except that no selling commissions were to be paid on shares sold under our distribution reinvestment plan. Additionally, we agreed to pay to our Former Dealer Manager a dealer manager fee equal to 3% of the gross offering proceeds sold in our IPO through broker-dealers. This agreement terminated in accordance with its terms at the closing of our IPO on July 18, 2011.

The total fees and commissions paid to our Former Dealer Manager during 2011 were approximately $114.8 million. As of December 31, 2011, substantially all of the sales commissions payable to our Former Dealer Manager were re-allowed to broker-dealers that participated in our IPO and our Operating Partnership's prior private placement.

Our Former Property Manager

From our inception through our Internalization, our properties were managed by our Former Property Manager under the supervision of our Board of Directors, pursuant to the terms and conditions of a property management agreement with our Former Property Manager. Our Former Property Manager also conducted the leasing and management of the Company's real estate properties. We did not pay any property management or other fees due to our Former Property Manager pursuant to the property management agreement.

Effective as of March 1, 2012, the Company's indirectly wholly-owned subsidiary, ARCT TRS Corp. (the “TRS”), entered into a Securities Purchase and Sale Agreement (the “Securities Purchase Agreement”) with ARC. Pursuant to the Securities Purchase Agreement, ARC sold to the TRS all of the issued and outstanding membership interests in our Former Property Manager for an aggregate purchase price of $10.00 and our Former Property Manager agreed to waive any fees payable by us under the property management agreement.

Form of Incentive Listing Fee Note

On March 1, 2012, the Board approved the Note which, if earned, may be issued by the Company to ARC in connection with the listing of the common stock on NASDAQ. The Note, if issued, will bear interest at the applicable federal rate established by the Internal Revenue Service on the date of issuance, payable quarterly in arrears. The principal amount of the Note will be an amount equal to 15.0% of the amount, if any, by which (a) the market value of the common stock, based on the average market value of the shares of common stock issued and outstanding at listing over the 30 trading days beginning August 18, 2012, which is the 180th day after shares of the common stock were first listed on NASDAQ plus distributions paid by the Company from and after May 21, 2008 and prior to such listing, exceeds (b) the sum of the total amount of capital raised from stockholders during the Company's IPO and the amount of cash flow necessary to generate a 6.0% annual cumulative, non-compounded return to such stockholders through the date of listing. ARC has the right to require that the Company prepay the outstanding principal amount of the Note with the net cash proceeds from any asset sale by the Company or the Operating Partnership. The Note will mature on the third anniversary of the date it is issued, subject to ARC's right to convert any unpaid portion of the Note into shares of the common stock on or after the maturity date. The number of shares that will be issued upon such conversion will be valued at the average market value of the common stock over the 30 trading days beginning August 18, 2012.

Item 14. Principal Accounting Fees and Services.

Fees

Aggregate fees for professional services rendered by Grant Thornton for the years ended December 31, 2011 and 2010 were as follows: $293,642 and $239,275, respectively.
Audit Fees

Audit fees billed were $293,642 and $239,275 for the fiscal years ended December 31, 2011 and December 31, 2010, respectively. The fees were for professional services rendered for audits of the Company's annual consolidated financial statements and for reviews of the Company's annual and quarterly reports.
Audit Related Fees

There were no audit related fees billed for the fiscal years ended December 31, 2011 and December 31, 2010.
Tax Fees

There were no tax fees billed for the fiscal years ended December 31, 2011 and 2010.
All Other Fees

There were no other fees billed for the fiscal years ended December 31, 2011 or December 31, 2010.

Pre-Approval Fees Policy

The audit committee has approved a policy concerning the pre-approval of audit and non-audit services to be provided by Grant Thornton, our independent registered public accounting firm. The policy requires that all services provided by Grant Thornton to us, including audit services, audit-related services, tax services and other services, must be pre-approved by the audit committee. In some cases, pre-approval is provided by the full audit committee for up to a year, and relates to a particular category or group of services and is subject to a particular budget. In other cases, specific pre-approval is required.

In considering the nature of the services provided by the independent auditor, the audit committee determined that such services are compatible with the provision of independent audit services. The audit committee discussed these services with the independent auditor and the Company's management to determine that they are permitted under the rules and regulations concerning auditor independence promulgated by the SEC to implement the related requirements of the Sarbanes-Oxley Act of 2002, as well as the American Institute of Certified Public Accountants. All services rendered by Grant Thornton were pre-approved by the audit committee.
The audit committee approved all audit and non-audit services provided to us by Grant Thornton during the 2011 and 2010 fiscal years.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) Financial Statement Schedules

See the Index to Consolidated Financial Statements at page F-1 of this report.
The following financial statement schedule is included herein at page F-34 of this report:

Schedule III — Real Estate and Accumulated Depreciation

(b) Exhibits
EXHIBIT INDEX

The following documents are filed as part of this annual report:

Exhibit No.	Description
1.1	Form of Dealer Manager Agreement by and between American Realty Capital Trust, Inc. and Realty Capital Securities, LLC(2)
1.2	Form of Soliciting Dealers Agreement by and between Realty Capital Securities, LLC and the Soliciting Dealers(2)
3.1	Amended and Restated Charter of American Realty Capital Trust, Inc.(3)
3.2	Articles of Amendment of American Realty Capital Trust, Inc.(5)
3.3	Bylaws of American Realty Capital Trust, Inc.(1)
4.1	Agreement of Limited Partnership of American Realty Capital Operating Partnership, L.P.(3)
4.2	First Amendment to Agreement of Limited Partnership of American Realty Capital Operating Partnership, L.P.(7)
4.3	Specimen Certificate for the Shares is not applicable because the Registrant's Board of Directors has authorized the issuance of Shares without stock certificates.
5.1	Opinion of Proskauer Rose LLP(4)
5.2	Opinion of Venable LLP(4)
8.1	Opinion of Proskauer Rose LLP (Tax Matters)(4)
10.1	Amended and Restated Escrow Agreement by and among American Realty Capital Trust, Inc., Boston Private Bank & Trust Company and Realty Capital Securities, LLC(8)
10.2	Form of Advisory Agreement by and among American Realty Capital Trust, Inc., American Realty Capital Operating Partnership, L.P. and American Realty Capital Advisers, LLC(2)
10.3	Form of Management Agreement, by and among American Realty Capital Trust, Inc., American Realty Capital Operating Partnership, L.P. and American Realty Capital Properties, LLC(1)
10.4	First Amendment to Management Agreement(7)
10.5	Second Amendment to Management Agreement(7)
10.6	Third Amendment to Management Agreement(10)
10.7	Fourth Amendment to Management Agreement(10)
10.8	Fifth Amendment to Management Agreement(10)
10.9	Sixth Amendment to Management Agreement(11)
10.10	Seventh Amendment to Management Agreement(11)
10.11	Eighth Amendment to Management Agreement(11)
10.12	Ninth Amendment to Management Agreement(11)
10.13	Tenth Amendment to Management Agreement(11)
10.14	Eleventh Amendment to Management Agreement(17)
10.15	Twelfth Amendment to Management Agreement(17)
10.16	Company's Stock Option Plan(7)

Exhibit No.	Description
10.17	Company's Amended and Restated Restricted Share Plan*
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

10.26	Promissory Note dated as of July 27, 2010 between American Realty Capital Operating Partnership, L.P. and Capital One, N.A.(14)
10.27	Credit Agreement dated as of July 27, 2010 between American Realty Capital Operating Partnership, L.P. and Capital One, N.A.(14)
10.28	First Amendment to Credit Agreement dated as of February 28, 2012 between American Realty Capital Operating Partnership, L.P., American Realty Capital Trust, Inc. and RBS Citizens, N.A. (19)
10.29
Second Amendment to Credit Agreement, dated April 16, 2012, by and among American Realty Capital Operating Partnership, LP, American Realty Capital Trust, Inc., RBS Citizens, N.A., and the lenders party thereto (18)

10.30	Term Loan Agreement, dated April 16, 2012, by and among American Realty Capital Operating Partnership, LP, American Realty Capital Trust, Inc. and Wells Fargo Bank, National Association (18)
10.31	Note, dated April 16, 2012, issued by American Realty Capital Operating Partnership, LP in favor of Wells Fargo Bank, National Association (18)
10.32	Parent Guaranty Agreement, dated April 16, 2012, between American Realty Capital Trust, Inc. and Wells Fargo Bank, National Association (18)
10.33	Subsidiary Guaranty Agreement, dated April 16, 2012, between Wells Fargo Bank, National Association and the subsidiaries of American Realty Capital Operating Partnership, LP party thereto (18)
10.34	Amended and Restated Note dated as of February 28, 2012 between American Realty Capital Operating Partnership, L.P., American Realty Capital Trust, Inc. and Capital One, National Bank (19)
10.35	Note dated as of February 28, 2012 between American Realty Capital Operating Partnership, L.P., American Realty Capital Trust, Inc. and Raymond James Bank, N.A. (19)
10.36	Amended and Restated Note dated as of February 28, 2012 between American Realty Capital Operating Partnership, L.P., American Realty Capital Trust, Inc. and RBS Citizens Bank (19)
23.1	Consent from Grant Thornton LLP*
31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a)*
31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a)*
32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and section 1350 of Chapter 63 of Title 18 of the U.S. Code (18 U.S.C. 1350)*

*	Filed herewith.

(1)	Incorporated by reference to an exhibit to Amendment No. 1 to Registrant's Registration Statement on Form S-11 (File No. 333-145949) filed on November 20, 2007.

(1)	Incorporated by reference to an exhibit to Amendment No. 3 to Registrant's Registration Statement on Form S-11 (File No. 333-145949) filed on January 16, 2008.

(2)	Incorporated by reference to an exhibit to Amendment No. 4 to Registrant's Registration Statement on Form S-11 (File No. 333-145949) filed on January 22, 2008.

(3)	Incorporated by reference to an exhibit to Amendment No. 5 to Registrant's Registration Statement on Form S-11 (File No. 333-145949) filed on January 24, 2008.

(4)	Incorporated by reference to an exhibit to Registrant's Current Report on Form 8-K filed on March 4, 2008.

(5)	Incorporated by reference to an exhibit to Registrant's Quarterly Report on Form 10-Q filed on May 14, 2008.

(6)	Incorporated by reference to an exhibit to Registrant's Pre-Effective Amendment No. 1 to Post Effective Amendment No. 1 to Form S-11 (File No. 333-145949) filed on June 3, 2008.

(7)	Incorporated by reference to an exhibit to Registrant's Pre-Effective Amendment No. 1 to Post Effective Amendment No. 2 to Form S-11 (File No. 333-145949) filed on September 3, 2008.

(8)	Incorporated by reference to an exhibit to Registrant's Quarterly Report on Form 10-Q filed on November 13, 2008.

(9)	Incorporated by reference to an exhibit to Registrant's Pre-Effective Amendment No. 2 to Post Effective Amendment No. 3 to Form S-11 (File No. 333-145949) filed on February 18, 2009.

(10)	Incorporated by reference to an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed on March 18, 2010.

(11)	Incorporated by reference to an exhibit to Registrant's Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 8 to Form S-11 (File No. 333-145949) filed on April 22, 2010

(12)	Incorporated by reference to an exhibit to Registrant's Current Report on Form 8-K filed on June 3, 2010.

(13)	Incorporated by reference to an exhibit to Registrant's Current Report on Form 8-K filed on August 2, 2010.

(14)	Incorporated by reference to an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed on March 31, 2011.

(15)	Incorporated by reference to an exhibit to Registrant's Current Report on Form 8-K filed on August 19, 2011.

(16)	Incorporated by reference to an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed on February 15, 2012.

(17)	Incorporated by reference to an exhibit to Registrant's Current Report on Form 8-K filed on April 18, 2012.

(18)	Incorporated by reference to an exhibit to Registrant's Current Report on Form 8-K filed on March 1, 2012.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 11th day of May, 2012.

AMERICAN REALTY CAPITAL TRUST, INC.
By: /s/ WILLIAM M. KAHANE WILLIAM M. KAHANE CHIEF EXECUTIVE OFFICER, PRESIDENT AND DIRECTOR
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this annual report on Form 10-K/A has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date
/s/ Nicholas S. Schorsch Nicholas S. Schorsch	Chairman of the Board of Directors	May 11, 2012

/s/ William M. Kahane William M. Kahane	Chief Executive Officer, President and Director (and Principal Executive Officer)	May 11, 2012

/s/ Brian D. Jones Brian D. Jones	Chief Financial Officer and Treasurer (Principal Financial Officer)	May 11, 2012

/s/ Susan E. Manning Susan E. Manning	Chief Accounting Officer and Secretary (Principal Accounting Officer)	May 11, 2012

/s/ Robert H. Burns Robert H. Burns	Independent Director	May 11, 2012

/s/ Leslie D. Michelson Leslie D. Michelson	Independent Director	May 11, 2012

/s/ William G. Stanley William G. Stanley	Independent Director	May 11, 2012

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

(4)
Annualized rental income/NOI for net leases is projected 2012 rental income on a straight-line basis for properties held as of December 31, 2011, which includes the effect of tenant concessions such as free rent, as applicable. For modified gross leased properties amount is rental income on a straight-line basis as of December 31, 2011, which includes the effect of tenant concessions such as free rent, as applicable, plus operating expense reimbursement revenue less property operating expenses.

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

(1)
The Company’s Board of Directors, subject to the Advisor’s approval, on a prospective basis, may elect to pay an equivalent amount of the cash fees forgiven in unvested performance based restricted shares. The Company will record expense for such shares if the Board of Directors approves the issuance.

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

Real Estate and Accumulated Depreciation
Schedule III
December 31, 2011
(in thousands)

					Initial Costs			Gross Amount Carried at December 31, 2011
Property	City	State	Encumbrances at December 31, 2011		Land	Buildings and Fixtures	Adjustment to Basis		Accumulated Depreciation
7-Eleven	Mount Dora	FL	$—		$1,475	$1,207	$—	$2,681	$45
7-Eleven Bradenton	Bradenton	FL	—		959	959	—	1,918	31
3M	DeKalb	IL	20,500		5,982	33,896	—	39,878	1,551
Aaron's	Asheboro	NC	—		244	976	—	1,220	5
Aaron's	Ashtabula	OH	—		60	1,142	—	1,202	5
Aaron's	Bay City	MI	—		281	1,124	—	1,405	5
Aaron's	Cortlandville	NY	—		187	1,062	—	1,249	5
Aaron's	Cranberry	PA	—		233	933	—	1,167	4
Aaron's	Grand Island	NE	—		446	1,041	—	1,487	5
Aaron's	Hudson	FL	—		390	910	—	1,300	4
Aaron's	Kettering	OH	—		162	920	—	1,082	4
Aaron's	Murrells Inlet	SC	—		253	760	—	1,013	4
Aaron's	Oneonta	NY	—		170	961	—	1,130	4
Aaron's	Palm Harbor	FL	—		478	717	—	1,195	3
Aaron's	Pensacola	FL	—		243	971	—	1,214	5
Aaron's	Piqua	OH	—		254	1,017	—	1,271	5
Aaron's	Pueblo	CO	—		183	1,034	—	1,217	5
Aaron's	Ridgeland	MS	—		203	811	—	1,014	4
Aaron's	Rotterdam	NY	—		59	1,129	—	1,189	5
Aaron's	Spring Hill	FL	—		531	649	—	1,181	3
Aaron's	Victoria	TX	—		305	711	—	1,016	3
Advance Auto	Plainfield	MI		(1)	230	1,303	—	1,533	112
Advance Auto II	Harvest	AL		(1)	116	1,040	—	1,155	70
Advance Auto II	Crystal Springs	MS		(1)	45	854	—	899	58
Advance Auto II	Vicksburg	MS		(1)	104	938	—	1,042	63
Advance Auto III	Lafayette	LA		(1)	296	888	—	1,183	54
Advance Auto III	Slidell	LA		(1)	382	891	—	1,272	54
Advance Auto III	West Monroe	LA		(1)	383	894	—	1,277	54
Advance Auto IV	Dunkirk	NY		(4)	495	606	—	1,101	30
AutoZone	Columbia	SC		(3)	281	842	—	1,123	4
AutoZone	San Juan	PR		(3)	353	2,003	—	2,356	107
AutoZone	Guayama	PR		(3)	483	1,127	—	1,609	60
AutoZone	Ponce	PR		(3)	404	2,287	—	2,691	122
AutoZone	Humacoa	PR		(3)	115	2,187	—	2,302	117
BB&T	Fort Myers	FL		(4)	1,020	2,380	—	3,400	102
Bojangles	Northport	AL	—		582	874	—	1,456	46
Bojangles	Buford	GA	—		727	1,351	—	2,078	71
Bojangles	Hartwell	GA	—		352	1,055	—	1,407	56
Bojangles	Hickory	NC	—		644	1,504	—	2,148	79
Bojangles	Highpoint	NC	—		361	1,084	—	1,445	57
Bojangles	Hildebran	NC	—		220	1,247	—	1,468	66
Bojangles	Lincolnton	NC	—		1,037	2,420	—	3,458	128
Bojangles	Raeford	NC	—		258	1,033	—	1,291	55
Bojangles	Thomasville	NC	—		437	1,310	—	1,746	69
Bojangles	Walkertown	NC	—		475	1,108	—	1,582	58

					Initial Costs			Gross Amount Carried at December 31, 2011
Property	City	State	Encumbrances at December 31, 2011		Land	Buildings and Fixtures	Adjustment to Basis		Accumulated Depreciation
Bojangles	Batesburg	SC	—		208	1,176	—	1,384	62
Bojangles	Inman	SC	—		194	1,102	—	1,297	58
Bojangles	Piedmont	SC	—		410	957	—	1,367	51
Brown Shoe	Lecbec	CA	9,100		1,977	17,795	—	19,772	886
BSFS	Middleburg	FL	—		347	1,968	—	2,315	169
BSFS	Edmond	OK	—		340	1,929	—	2,270	166
BSFS	Oklahoma City	OK	—		315	1,787	—	2,102	154
BSFS	Owasso	OK	—		327	1,852	—	2,179	159
BSFS	Tulsa	OK	—		352	1,997	—	2,350	172
BSFS	Yukon	OK	—		338	1,917	—	2,255	165
BSFS II	Benton	AR		(4)	461	1,383	—	1,844	103
BSFS II	Grand Junction	CO		(4)	506	1,518	—	2,024	113
BSFS II	Wichita	KS		(4)	344	1,374	—	1,718	103
BSFS II	Baton Rouge	LA		(4)	503	1,509	—	2,012	113
BSFS II	Austin	TX		(4)	463	1,390	—	1,853	104
BSFS II	Pearland	TX		(4)	556	1,297	—	1,853	97
BSFS II	Allen	TX	—		592	1,381	—	1,973	109
BSFS II	Crowley	TX	—		355	1,419	—	1,773	111
BSFS II	League City	TX	—		261	1,477	—	1,737	116
BSFS II	Weatherford	TX	—		243	1,375	—	1,618	108
BSFS II	Albuquerque	NM	—		487	1,462	—	1,949	115
BSFS II	Rockwall	TX	—		642	1,497	—	2,139	118
BSFS III	Milwaukee	WI	—		702	1,639	—	2,341	61
BSFS IV	Northfield	NJ	—		1,145	1,718	—	2,863	58
BSFS IV	Chester	VA	—		677	1,580	—	2,257	53
BSFS IV	Dardenne	MO	—		843	1,566	—	2,409	53
BSFS V	Prescott	AR	—		382	7,261	—	7,643	211
Citigroup, Inc.	Mt. Pleasant	SC	13,800		8,543	15,865	—	24,407	781
Citizens	Oak Lawn	IL	—		1,737	745	—	2,482	38
Citizens	Stickney	IL	—		282	230	—	512	12
Coats & Clark	Albany	GA	—		406	8,098	—	8,504	386
ConAgra	Omaha	NE	—		882	16,759	—	17,641	165
CSAA/Chase Bank	Decatur	GA		(2)	1,284	2,995	—	4,279	181
CSAA/Chase Bank	Montgomery	IL		(2)	2,679	—	—	2,679	—
CSAA/CVS	Schaumburg	IL		(2)	3,519	—	—	3,519	—
CSAA/Fifth Third Bank	Chelsea	AL		(2)	1,224	4,897	—	6,121	296
CSAA/Fifth Third Bank	Austin	TX		(2)	1,568	2,911	—	4,479	176
CSAA/Home Depot	Joliet	IL	3,900		1,115	2,601	—	3,716	157
CSAA/Walgreens	Marysville	OH		(2)	984	2,951	—	3,935	178
CSAA/Walgreens	Upper Arlington	OH		(2)	1,929	3,583	—	5,512	217
CSAA/Walgreens	Northlake	IL		(2)	3,507	—	—	3,507	—
CSAA/Walgreens	Carpentersville	IL		(2)	2,989	—	—	2,989	—
CSAA/Walgreens	Austell	GA		(2)	8,720	—	—	8,720	—
CVS	Chicago	IL	3,874		3,722	3,330	—	7,052	322
CVS	Visalia	CA	1,655		—	2,778	—	2,778	269
CVS	Smyrna	GA	2,532		654	3,705	—	4,359	359
CVS	Phoenix	AZ	1,899		—	3,228	—	3,228	312
CVS	Moline	IL	2,543		658	3,729	—	4,388	361
CVS	Northville	MI	2,450		626	3,549	—	4,175	344
CVS	Asheville	NC	1,033		—	1,770	—	1,770	171

					Initial Costs			Gross Amount Carried at December 31, 2011
Property	City	State	Encumbrances at December 31, 2011		Land	Buildings and Fixtures	Adjustment to Basis		Accumulated Depreciation
CVS	Wilton	NY	2,327		603	3,414	—	4,017	331
CVS	Columbia	SC	1,741		446	2,525	—	2,970	244
CVS	Coppell	TX	3,138		810	4,588	—	5,398	444
CVS II	Jacksonville	FL	2,398		598	3,391	—	3,990	304
CVS II	Harrisonville	MO	2,035		508	2,876	—	3,384	258
CVS II	Creedmoor	NC	1,831		454	2,573	—	3,027	231
CVS II	Reno	NV	1,643		—	2,708	—	2,708	243
CVS II	Pico Rivera	CA	2,431		—	4,014	—	4,014	360
CVS II	Auburn	AL	2,288		571	3,237	—	3,808	290
CVS II	Chandler	AZ	2,103		—	3,459	—	3,459	310
CVS II	Gainesville	FL	3,232		807	4,575	—	5,382	410
CVS II	East Ellijay	GA	2,072		516	2,923	—	3,439	262
CVS II	Rome	GA	1,643		—	2,699	—	2,699	242
CVS II	Chesterton	IN	3,209		804	4,557	—	5,361	408
CVS II	Biddeford	ME	1,958		—	3,225	—	3,225	289
CVS II	Brooklyn Park	MN	1,465		—	2,379	—	2,379	213
CVS II	Holly Springs	NC	2,061		513	2,906	—	3,419	261
CVS II	Walkertown	NC	2,006		499	2,830	—	3,329	254
CVS III	King George	VA		(8)	677	3,838	—	4,516	211
CVS IV	Charlotte	MI		(9)	449	4,041	—	4,490	182
CVS Stony Point	Stony Point	NY		(9)	1,979	2,968	—	4,947	134
CVS V	DelRay Beach	FL	—		3,875	3,875	—	7,750	136
CVS VI	Roanoke Rapids	NC	—		119	2,257	—	2,376	45
CVS VII	Cohoes	NY	—		241	2,167	—	2,408	43
Danfoss	Loves Park	IL	—		989	5,606	—	6,595	28
DaVita Dialysis	Lincoln	NE		(4)	122	2,326	—	2,449	99
DaVita Dialysis II	Abbeville	SC		(5)	360	1,439	—	1,799	78
DaVita Dialysis II	Enterprise	AL	—		443	1,773	—	2,216	79
DaVita Dialysis II	Okmulgee	OK		(5)	76	1,437	—	1,513	71
DaVita Dialysis II	Shreveport	LA		(5)	158	1,421	—	1,579	77
DaVita Dialysis III	Wilmington	NC		(5)	1,166	4,662	—	5,828	230
DaVita Dialysis IV	Blackfoot	ID	—		184	1,655	—	1,839	65
DaVita Dialysis V	Sellersville	PA	—		1,465	1,465	—	2,931	—
Dillons	Lawrence	KS		(5)	1,022	3,067	—	4,089	166
Dillons II	Wichita	KS	—		528	4,751	—	5,279	250
Dollar General	Jacksonville	FL		(4)	201	803	—	1,004	51
Dollar General II	Hilliard	FL		(4)	217	868	—	1,085	40
Dollar General III	Gillespie	IL		(4)	35	672	—	708	29
Dollar General III	Marseilles	IL		(4)	117	661	—	778	28
Dollar General III	Mt. Zion	IL		(4)	119	677	—	796	29
Dollar General IV	San Mateo	FL			208	834	—	1,042	36
Dollar General V	Alanson	MI			73	654	—	726	32
Dollar General V	Wellston	MI			34	655	—	689	32
Dollar General V	Copermish	MI			72	645	—	717	32
Dollar General V	Buckley	MI			74	663	—	737	33
Dollar General V	North Muskegon	MI			35	667	—	703	30
Dollar General V	Spring Arbor	MI			73	655	—	728	32
Dollar General VI	Florien	LA	—		69	620	—	689	26
Dollar General VI	Abbeville	LA	—		81	727	—	808	24
Dollar General VII	Port Vincent	LA	—		176	705	—	881	30

				Initial Costs			Gross Amount Carried at December 31, 2011
Property	City	State	Encumbrances at December 31, 2011	Land	Buildings and Fixtures	Adjustment to Basis		Accumulated Depreciation
Dollar General VII	West Monroe	LA	—	123	697	—	820	23
Dollar General VIII	Caitlin	IL	—	71	642	—	714	15
Dollar General VIII	Cerro Gordo	IL	—	35	666	—	701	12
Dollar General VIII	Columbia	IL	—	129	731	—	860	14
Dollar General IX	Robeline	LA	—	71	640	—	711	15
Dollar General X	Litchfield	MI	—	68	614	—	682	14
Dollar General X	Mancelona	MI	—	74	662	—	736	16
Dollar General X	St Johns	MI	—	71	641	—	713	15
Dollar General X	Clinton	MI	—	150	599	—	748	11
Dollar General X	Pinckney	MI	—	73	659	—	732	12
Dollar General X	Tekonsha	MI	—	67	600	—	667	11
Dollar General XI	Sheridan	MI	—	155	620	—	774	6
Dollar General XI	Gladwin	MI	—	77	694	—	771	6
Dollar General XII	Bessemer	AL	—	105	945	—	1,050	9
Dollar General XII	Andalusia	AL	—	78	705	—	784	7
Dollar General XII	Shelby	AL	—	77	690	—	767	6
Dollar General XII	Thorsby	AL	—	126	715	—	841	7
Dollar General XII	Crossville	AL	—	107	607	—	714	6
Dollar General XII	Jasper	AL	—	116	659	—	776	6
Dollar General XII	Jasper	AL	—	76	684	—	760	6
Dollar General XII	Jasper	AL	—	118	666	—	784	6
Dollar General XII	Irwinton	GA	—	82	734	—	815	7
Dollar General XII	Dorton	KY	—	117	661	—	777	6
Dollar General XII	Bronston	KY	—	166	664	—	830	6
Dollar General XII	Smiths Station	AL	—	188	753	—	941	7
Dollar General XII	Sunbright	TN	—	77	689	—	766	6
Dollar General XII	Opelika	AL	—	123	697	—	820	7
Dollar General XII	Leonville	LA	—	80	719	—	799	7
Dollar General XII	Fayette	OH	—	78	699	—	777	7
Dollar General XII	Kingston	OH	—	128	723	—	851	7
Dollar General XII	Oak Harbor	OH	—	139	788	—	927	7
Dollar General XII	Cardington	OH	—	170	679	—	849	6
Dollar General XII	Seville	OH	—	122	691	—	813	6
Dollar General XII	Oronago	MO	—	75	676	—	752	6
Dollar General XII	Queen City	MO	—	77	693	—	770	6
Dollar General XII	Laurel Hill	FL	—	79	714	—	793	7
Dollar General XII	San Antonio	TX	—	203	811	—	1,013	8
Dollar General XII	Granite Shoals	TX	—	140	792	—	932	7
Dollar General XII	Bloomington	TX	—	66	590	—	656	6
Dollar General XII	Lafayette Parish	LA	—	201	805	—	1,006	8
Dollar General XII	Mermentau	LA	—	81	728	—	809	7
Dollar General XII	Waterloo	IA	—	179	716	—	894	7
Dollar General XII	Jackson	MO	—	117	662	—	779	6
Dollar General XII	Cole - Camp	MO	—	107	606	—	713	6
Dollar General XII	Bonne Terre	MO	—	112	449	—	561	4
Dollar General XII	Breman	OH	—	138	784	—	922	7
Dollar General XII	Duson	LA	—	88	792	—	880	7
Dollar General XII	Monte Alto	TX	—	84	756	—	841	7
Dollar General XII	Corpus Christie	TX	—	135	763	—	898	7
Dollar General XII	Nashport	OH	—	183	731	—	913	—

					Initial Costs			Gross Amount Carried at December 31, 2011
Property	City	State	Encumbrances at December 31, 2011		Land	Buildings and Fixtures	Adjustment to Basis		Accumulated Depreciation
Dollar General XII	Elsa	TX	—		75	422	—	497	2
Dollar General XII	Melville	LA	—		43	818	—	861	4
Dollar General XII	Montrose	IA	—		69	618	—	687	3
Dollar General XII	Opelousas	LA	—		112	635	—	747	3
Dollar General XII	Unionville	MO	—		127	719	—	846	3
Dollar General XIII	Dayton	OH	—		111	627	—	738	6
Express Scripts	St. Louis	MO	19,173		—	30,150	—	30,150	1,888
Express Scripts	St. Louis	MO	9,537		1,492	13,425	—	14,917	682
FedEx	Snow Shoe	PA	6,965		1,413	7,930	—	9,343	1,308
FedEx II	Houston	TX	15,894		4,021	22,786	—	26,808	2,451
FedEx III	Sacramento	CA	15,000		7,283	21,849	—	29,132	1,554
FedEx IV	Sioux Falls	SD		(3)	606	2,423	—	3,028	129
FedEx V	Grand Forks	ND		(4)	599	1,796	—	2,395	83
FedEx VI	Louisville	KY	14,662		3,776	21,397	—	25,172	989
FedEx VII	Springfield	MO	9,638		3,304	13,217	—	16,521	611
FedEx VIII	Beckley	WV		(4)	322	2,901	—	3,223	124
FedEx VIII	St. Cloud	MN		(4)	300	2,702	—	3,003	115
FedEx VIII	Dodge City	KS		(4)	86	1,633	—	1,719	70
FedEx VIII	Hays	KS		(4)	63	1,199	—	1,262	51
FedEx IX	Lincoln	NE		(4)	773	4,379	—	5,152	187
FedEx X	Ann Arbor	MI		(9)	1,624	6,497	—	8,121	297
FedEx X	Bronx	NY	15,250		—	20,372	—	20,372	725
FedEx XI	Baltimore	MD	—		14,154	21,231	—	35,385	755
FedEx XII	Green	OH	—		1,272	29,185	—	30,457	926
FedEx XIII	Saginaw	MI			308	5,861	—	6,169	149
FedEx XIII	Lebanon	NH			1,738	5,215	—	6,953	133
FedEx XIII	Sherman	TX			284	5,390	—	5,674	137
FedEx XIII	Spokane	WA		(10)	603	5,426	—	6,029	138
FedEx XIV	North Canton	OH	—		—	3,745	—	3,745	19
FedEx XV	Rensselaer	NY	—		7,329	41,530	—	48,859	211
FedEx XVI	North Phoenix	AZ	—		3,468	13,871	—	17,339	71
First Niagara	Walnutport	PA	—		233	1,321	—	1,554	218
First Niagara	Springhouse	PA	—		561	3,165	—	3,726	522
First Niagara	Lehighton	PA	—		137	777	—	914	128
First Niagara	Lansdale	PA	—		251	1,423	—	1,674	235
First Niagara	Lansdale	PA	—		224	1,258	—	1,482	207
First Niagara	Wyomissing	PA	—		212	1,203	—	1,415	198
First Niagara	Harleysville	PA	—		1,853	10,427	—	12,279	1,720
First Niagara	Slatington	PA	—		163	926	—	1,089	153
First Niagara	Summit Hill	PA	—		245	1,391	—	1,636	229
First Niagara	Limerick	PA	—		232	1,316	—	1,548	217
First Niagara	Sellersville	PA	—		159	904	—	1,063	149
First Niagara	Skippack	PA	—		210	1,188	—	1,398	196
First Niagara	Palmerton	PA	—		455	2,577	—	3,032	425
First Niagara	Lansford	PA	—		279	1,578	—	1,857	260
First Niagara	Slatington	PA	—		492	2,786	—	3,278	460
Fresenius	Shasta Lake	CA	2,922		273	5,195	—	5,468	425
Fresenius	Apple Valley	CA	3,052		262	4,973	—	5,235	407
General Electric	Muskego	WI		(10)	2,134	19,206	—	21,340	683
GSA - USPS	Minneapolis	MN	—		1,241	4,964	—	6,205	203

					Initial Costs			Gross Amount Carried at December 31, 2011
Property	City	State	Encumbrances at December 31, 2011		Land	Buildings and Fixtures	Adjustment to Basis		Accumulated Depreciation
GSA - VA Clinic	Caldwell	ID	—		566	2,265	—	2,831	67
GSA I	Brownsville	TX	—		507	4,784	—	5,291	125
GSA II	Paris	TX	—		182	3,785	—	3,968	100
GSA III	Sioux City	IA	—		185	3,508	—	3,692	69
GSA IV	Sierra Vista	AZ	—		960	5,440	—	6,400	107
GSA V	Colorado Springs	CO	—		584	5,257	—	5,841	104
GSA VI	New Port Rici	FL	—		1,432	5,730	—	7,162	85
GSA VII	Knoxville	TN	—		770	4,364	—	5,135	64
GSA VIII	Eagle Pass	TX	—		373	3,354	—	3,726	33
GSA IX	Dallas	TX	—		551	4,959	—	5,510	49
GSA X	Redding	CA	—		546	10,378	—	10,925	102
GSA XI	Malone	NY	—		717	6,451	—	7,168	64
GSA XII	Parkersburg	WV	—		812	7,306	—	8,118	36
Home Depot	Topeka	KS	12,150		—	18,306	—	18,306	1,641
IHOP	Hilton Head	SC		(4)	634	1,478	—	2,112	100
IHOP II	Buford	GA		(4)	497	1,491	—	1,988	95
IHOP III	Cincinnati	OH	1,344		862	2,012	—	2,875	129
IHOP IV	LaVerne	CA	586		—	1,240	—	1,240	71
IHOP IV	Shawnee	KS	521		—	1,076	—	1,076	61
IHOP IV	Topeka	KS	844		360	1,438	—	1,798	82
IHOP IV	Alexandria	LA	497		—	1,047	—	1,047	60
IHOP IV	Baton Rouge	LA			—	1,842	—	1,842	105
IHOP IV	Springfield	MO	715		—	1,509	—	1,509	86
IHOP IV	Albuquerque	NM	525		—	1,106	—	1,106	63
IHOP IV	Rochester	NY	659		—	1,378	—	1,378	78
IHOP IV	Memphis	TN	894		381	1,525	—	1,907	87
IHOP IV	Memphis	TN	624		—	1,313	—	1,313	75
IHOP IV	El Paso	TX	678		—	1,428	—	1,428	81
IHOP IV	Centerville	UT	814		87	1,646	—	1,733	94
IHOP IV	Charlottesville	VA	437		—	912	—	912	52
IHOP IV	Roanoke	VA	494		—	1,036	—	1,036	59
IHOP IV	El Paso	TX	527		—	1,104	—	1,104	63
IHOP IV	Parker	CO	658		—	1,361	—	1,361	77
IHOP IV	Beaverton	OR	615		—	1,296	—	1,296	74
IHOP IV	Salem	OR	—		—	901	—	901	51
IHOP IV	Sugar Land	TX	1,018		651	1,519	—	2,170	86
Jack in the Box	Desloge	NM	1,069		876	876	—	1,752	69
Jack in the Box	The Dalles	NM	998		737	901	—	1,638	70
Jack in the Box	Corpus Christi	NM	901		588	882	—	1,470	69
Jack in the Box	Vancouver	NM	1,344		1,024	1,251	—	2,275	98
Jack in the Box	Houston	TX	955		623	935	—	1,558	66
Jack in the Box II	Beaumont	TX		(4)	363	1,451	—	1,814	93
Jack in the Box II	Ferris	TX		(4)	366	1,098	—	1,464	70
Jack in the Box II	Forney	TX		(4)	627	1,164	—	1,790	74
Jack in the Box II	Houston	TX		(4)	607	1,127	—	1,733	72
Jack in the Box II	Victoria	TX		(4)	280	1,120	—	1,400	72
Jack in the Box II	Victoria	TX		(4)	491	1,146	—	1,637	73
Jared Jewelry	Watchung	NJ	—		—	2,218	—	2,218	158
Jared Jewelry	Amherst	NY	—		—	811	—	811	58
Jared Jewelry	Lake Grove	NY	—		—	1,423	—	1,423	101

					Initial Costs			Gross Amount Carried at December 31, 2011
Property	City	State	Encumbrances at December 31, 2011		Land	Buildings and Fixtures	Adjustment to Basis		Accumulated Depreciation
Jared Jewelry II	Plymouth	MA	—		—	1,321	—	1,321	85
Kohl's	Georgetown	KY	5,680		1,327	7,522	—	8,849	348
Kohl's II	Collinsville	IL	3,570		800	4,535	—	5,335	212
Kum & Go I	Bolivar	MO	—		252	1,006	—	1,258	54
Kum & Go I	Bolivar	MO	—		273	1,091	—	1,364	58
Kum & Go I	Fair Grove	MO	—		123	490	—	613	26
Kum & Go I	Hollister	MO	—		314	1,255	—	1,568	67
Kum & Go I	Monett	MO	—		249	746	—	995	40
Kum & Go I	Springfield	MO	—		244	1,380	—	1,624	74
Kum & Go I	Springfield	MO	—		504	1,177	—	1,681	63
Kum & Go I	Springfield	MO	—		189	1,070	—	1,259	57
Kum & Go I	Springfield	MO	—		371	866	—	1,237	46
Kum & Go I	Springfield	MO	—		293	1,171	—	1,464	62
Kum & Go I	Springfield	MO	—		209	838	—	1,047	45
Kum & Go I	Springfield	MO	—		203	1,152	—	1,355	61
Kum & Go I	Springfield	MO	—		934	2,180	—	3,114	116
Kum & Go I	Waynesville	MO	—		369	685	—	1,054	37
Kum & Go II	Adair	IA	—		61	1,155	—	1,216	57
Kum & Go II	Neola	IA	—		260	1,041	—	1,301	52
Lockheed Martin	Lufkin	TX		(10)	572	10,876	—	11,448	268
Lowe's	Knoxville	TN		(4)	10,018	—	—	10,018	—
Lowe's II	Augusta	GA	—		1,306	11,757	—	13,063	275
Mrs. Bairds	Oklahoma City	OK	—		346	1,038	—	1,385	32
Mrs. Bairds	Weslaco	TX	—		367	1,102	—	1,469	34
National Tire & Battery	Kennesaw	GA	—		471	1,100	—	1,571	43
National Tire & Battery	Liburn	GA	—		745	1,118	—	1,863	43
National Tire & Battery	Douglasville	GA	—		607	911	—	1,518	35
O'Reilly Auto	Joliet	IL		(3)	531	1,592	—	2,123	91
O'Reilly Auto II	Waterford	MI	—		334	1,336	—	1,670	58
O'Reilly Auto III	Roseville	MI	—		442	1,327	—	1,770	38
O'Reilly Auto IV	Buena Vista	MI	—		387	1,160	—	1,547	34
O'Reilly Auto IV	Saginaw	MI	—		511	1,193	—	1,704	35
Payless	Brookville (Dayton)	OH	19,100		1,870	35,522	—	37,391	1,769
Pep Boys	North Wales	PA	—		1,396	3,258	—	4,654	110
Pep Boys	Stockton	CA	—		1,019	1,528	—	2,547	52
Pep Boys	Las Vegas	NV	—		1,296	2,408	—	3,704	81
PetSmart	Ottawa	IL	—		2,187	41,546	—	43,732	845
PNC	Bloomfield	NJ	592		125	712	—	838	95
PNC	Cedar Grove	NJ	964		197	1,123	—	1,322	149
PNC	Clementon	NJ	1,017		196	1,117	—	1,314	148
PNC	Dayton	NJ	859		172	974	—	1,148	129
PNC	Deptford	NJ	697		138	782	—	921	104
PNC	Dunellen	NJ	749		157	889	—	1,046	118
PNC	East Brunswick	NJ	806		175	976	—	1,151	129
PNC	Fairfield	NJ	1,387		268	1,701	—	1,968	280
PNC	Fanwood	NJ	859		167	947	—	1,114	126
PNC	Garfield	NJ	859		190	1,079	—	1,270	143
PNC	Haddonfield	NJ	697		149	842	—	990	112
PNC	Kearny	NJ	592		145	821	—	966	109

					Initial Costs			Gross Amount Carried at December 31, 2011
Property	City	State	Encumbrances at December 31, 2011		Land	Buildings and Fixtures	Adjustment to Basis		Accumulated Depreciation
PNC	Mahwah	NJ	592		128	723	—	851	96
PNC	Martinsville	NJ	1,017		227	1,285	—	1,512	170
PNC	Millstone	NJ	645		125	709	—	834	94
PNC	Mountain Lakes	NJ	749		149	842	—	991	112
PNC	Northvale	NJ	592		131	744	—	875	99
PNC	Orange	NJ	697		158	897	—	1,055	119
PNC	Parlin	NJ	697		169	960	—	1,130	127
PNC	Paterson	NJ	592		138	785	—	923	104
PNC	Paterson	NJ	277		90	512	—	602	68
PNC	Pompton Plains	NJ	224		90	511	—	601	68
PNC	Raritan	NJ	859		210	1,189	—	1,399	158
PNC	Somerville	NJ	912		180	1,005	—	1,185	133
PNC	Tenafly	NJ	540		132	748	—	880	99
PNC	Trenton	NJ	1,070		208	1,177	—	1,385	156
PNC	Vineland	NJ	540		120	666	—	786	88
PNC	West Orange	NJ	593		131	743	—	875	99
PNC	West Orange	NJ	382		92	521	—	613	69
PNC	West Paterson	NJ	487		105	598	—	703	79
PNC	Westwood	NJ	382		112	632	—	744	84
PNC	West Chester	OH	908		176	997	—	1,173	132
PNC	Blairsville	PA	490		131	728	—	858	97
PNC	Clarks Summit	PA	388		103	586	—	690	78
PNC	Dillsburg	PA	332		91	517	—	608	69
PNC	Media	PA	544		128	727	—	855	96
PNC	Media	PA	227		78	440	—	517	58
PNC	Philadelphia	PA	654		138	767	—	905	102
PNC	Philadelphia	PA	867		169	956	—	1,124	127
PNC	Philadelphia	PA	388		103	583	—	686	77
PNC	Philadelphia	PA	441		116	644	—	760	85
PNC	Philadelphia	PA	707		142	806	—	949	107
PNC	Philadelphia	PA	229		84	478	—	562	63
PNC	Pittsburgh	PA	491		119	675	—	794	90
PNC	Somerset	PA	861		191	1,085	—	1,276	144
PNC	Swarthmore	PA	386		98	553	—	650	73
PNC	Tannersville	PA	648		126	715	—	841	95
PNC	Warren	PA	490		132	746	—	877	99
PNC Bank	Palm Coast	FL	1,919		427	2,417	—	2,844	347
PNC Bank	Pompano Beach	FL	2,339		519	2,940	—	3,459	401
Provident Bank	Stony Point	NY		(9)	899	1,349	—	2,249	54
QuikTrip	Decatur	GA		(5)	728	2,183	—	2,910	118
Reckitt Benckiser	Tooele	UT	14,709		1,290	24,510	—	25,800	1,918
Reliant Rehab	Bedford	TX	16,150		1,330	25,261	—	26,591	251
Renal Advantage	Augusta	GA	—		264	1,497	—	1,761	29
Renal Advantage	Valdosta	GA	—		246	1,394	—	1,640	27
Renal Advantage	Valdosta	GA	—		321	1,286	—	1,607	25
Renal Advantage	New Castle	IN	—		81	1,540	—	1,621	30
Renal Advantage	Kansas City	KS	—		94	1,789	—	1,883	35
Renal Advantage	North Augusta	SC	—		540	1,261	—	1,801	25
Renal Advantage	Dickson	TN	—		96	1,817	—	1,913	36
Renal Advantage	Memphis	TN	—		182	1,639	—	1,821	32

					Initial Costs			Gross Amount Carried at December 31, 2011
Property	City	State	Encumbrances at December 31, 2011		Land	Buildings and Fixtures	Adjustment to Basis		Accumulated Depreciation
Renal Advantage	Memphis	TN	—		248	2,228	—	2,476	44
Rite Aid	Lisbon	OH	1,090		205	1,160	—	1,365	162
Rite Aid	East Liverpool	OH	1,630		305	1,729	—	2,034	242
Rite Aid	Carrollton	OH	1,730		325	1,826	—	2,151	255
Rite Aid	Cadiz	OH	1,240		232	1,317	—	1,550	184
Rite Aid	Carlisle	PA	3,008		637	3,597	—	4,234	503
Rite Aid	Pittsburgh	PA	4,110		866	4,906	—	5,772	686
Rockland Trust	Brockton	MA	440		88	498	—	586	79
Rockland Trust	Chatham	MA	1,026		206	1,167	—	1,373	184
Rockland Trust	Hull	MA	473		95	537	—	631	85
Rockland Trust	Hyannis	MA	1,626		325	1,840	—	2,165	290
Rockland Trust	Middleboro	MA	2,391		478	2,697	—	3,176	425
Rockland Trust	Orleans	MA	938		188	1,066	—	1,254	168
Rockland Trust	Randolph	MA	1,053		211	1,194	—	1,405	188
Rockland Trust	Centerville	MA	772		155	879	—	1,034	139
Rockland Trust	Duxbury	MA	905		182	1,034	—	1,216	163
Rockland Trust	Hanover	MA	903		182	1,029	—	1,210	162
Rockland Trust	Middleboro	MA	631		127	719	—	845	113
Rockland Trust	Pembroke	MA	1,058		213	1,206	—	1,419	190
Rockland Trust	Plymouth	MA	3,540		714	4,013	—	4,727	633
Rockland Trust	Rockland	MA	2,800		563	3,173	—	3,736	501
Rockland Trust	Rockland	MA	1,210		242	1,369	—	1,611	216
Rockland Trust	S. Yarmouth	MA	1,084		218	1,235	—	1,453	195
Rockland Trust	Scituate	MA	864		174	986	—	1,159	155
Rockland Trust	West Dennis	MA	946		167	1,080	—	1,247	170
Royal Ahold - Stop and Shop	Nanuet	NY	10,800		3,094	17,532	—	20,626	1,185
Royal Ahold - Tops Market	Canandaigua	NY	—		466	8,848	—	9,313	363
Sam's Club	Augusta	GA		(7)	12,821	—	—	12,821	—
Sealy	Green Island	NY	10,479		766	14,558	—	15,325	222
St. Joseph's Mercy Medical	Hot Springs	AR	—	(3)	379	1,516	—	1,894	75
St. Joseph's Mercy Medical	Hot Springs	AR	—	(3)	385	1,539	—	1,924	77
St. Joseph's Mercy Medical	Hot Springs	AR	—	(3)	486	4,377	—	4,863	218
Texas Instruments	Tucson	AZ	15,000		1,286	27,189	—	28,475	1,296
Tractor Supply	Dubois	PA		(3)	237	2,130	—	2,366	136
Tractor Supply	Lewisburg	WV		(3)	479	1,918	—	2,397	109
Tractor Supply	Elizabethville	PA		(3)	228	2,050	—	2,278	124
Tractor Supply	Mansfield	PA		(3)	234	2,107	—	2,342	127
Tractor Supply II	Marksville	LA		(4)	203	1,831	—	2,034	91
Tractor Supply II	Demopolis	AL		(9)	111	2,102	—	2,213	93
Tractor Supply II	New Boston	TX		(9)	325	1,839	—	2,163	81
Tractor Supply III	Sonora	CA		(4)	1,052	3,157	—	4,209	135
Tractor Supply IV	Kalamazoo	MI	—		—	1,380	—	1,380	33
Trader Joe's	Portland	ME	—		—	4,672	—	4,672	164
Verizon	Harmans	MD		(10)	5,632	5,632	—	11,264	115
Wal-Mart	Blytheville	AR		(7)	1,093	9,837	—	10,930	456
Wal-Mart II	Edensburg	PA	—		475	9,018	—	9,493	370
Walgreens	Sealy	TX	1,550		515	2,918	—	3,433	303
Walgreens II	Byram	MS	3,000		1,973	2,960	—	4,933	200
Walgreens III	LeRoy	NY		(1)	439	3,955	—	4,395	253
Walgreens IV	Grand Rapids	MN		(3)	1,135	4,542	—	5,677	258

					Initial Costs			Gross Amount Carried at December 31, 2011
Property	City	State	Encumbrances at December 31, 2011		Land	Buildings and Fixtures	Adjustment to Basis		Accumulated Depreciation
Walgreens V	Mount Pleasant	MI		(3)	835	3,339	—	4,173	178
Walgreens VI	Princeton	IN	3,013		713	4,040	—	4,753	186
Walgreens VI	Louisville	KY	3,674		2,662	3,253	—	5,915	150
Walgreens VI	Louisville	KY	3,266		1,839	3,415	—	5,254	158
Walgreens VI	Louisville	KY	3,061		1,718	3,190	—	4,908	147
Walgreens VI	Mayfield	KY	2,996		1,204	3,613	—	4,817	167
Walgreens VI	Radcliff	KY	3,257		1,835	3,407	—	5,242	157
Walgreens VI	Huntington	WV	3,633		1,178	4,713	—	5,891	217
Walgreens VII	Conway	SC		(4)	—	2,440	—	2,440	104
Walgreens VIII	Angola	NY	—		737	2,948	—	3,685	157
Walgreens VIII	Auburn	NY	2,978		542	4,880	—	5,422	262
Walgreens VIII	Greece	NY	3,463		1,297	5,190	—	6,487	278
Walgreens VIII	Greece	NY	2,102		—	3,895	—	3,895	201
Walgreens VIII	Irondequoit	NY	4,901		424	3,813	—	4,236	205
Walgreens VIII	Orchard Park	NY	3,309		615	5,532	—	6,147	296
Walgreens VIII	Penn Yan	NY	4,338		567	3,212	—	3,779	172
Walgreens VIII	Plattsburgh	NY	3,740		1,048	5,940	—	6,989	317
Walgreens VIII	Syracuse	NY	3,628		1,346	5,385	—	6,731	288
Walgreens IX	Martinsville	VA		(6)	237	4,496	—	4,733	225
Walgreens X	Ottumwa	IA		(6)	183	3,470	—	3,653	156
Walgreens X	Mansfield	OH	—	(6)	397	3,576	—	3,973	161
Walgreens XI	Amite	LA		(8)	431	3,878	—	4,309	155
Walgreens XII	Forest	MS	—		—	3,734	—	3,734	145
Walgreens XIII	Acworth	GA	—		1,483	2,754	—	4,236	96
Walgreens XIII	Lithia Springs	GA	—		632	3,581	—	4,213	125
Walgreens XIV	Morgan City	LA	—		520	2,946	—	3,466	88
Walgreens XV	Elkhart	IN	—		427	3,843	—	4,270	115
Walgreens XVI	Brooklyn	NY	—		3,404	6,321	—	9,725	190
Walgreens XVI	Brooklyn	NY	—		—	4,556	—	4,556	137
Walgreens XVI	Queens	NY	—		—	4,862	—	4,862	146
Walgreens XVI	Flushing	NY	—		6,390	6,390	—	12,781	192
Walgreens XVI	Flushing	NY	—		—	4,535	—	4,535	136
Walgreens XVI	Patchogue	NY	—		1,708	6,834	—	8,542	205
Wawa	Allentown	PA		(6)	2,791	6,513	—	9,304	353
Wawa	Yorktown	VA		(6)	1,544	4,631	—	6,175	251
Whirlpool	Iowa City	IA		(10)	2,559	14,500	—	17,058	590
Whirlpool II	Marion	OH	—		1,013	19,239	—	20,252	196
Wrangler	El Paso	TX		(10)	1,549	13,942	—	15,491	567
Encumbrances allocated based on notes below			207,052
Total			673,978		$325,458	$1,528,962	$—	$1,854,420	$80,899

(1)	These properties collateralize a $6.5 million mortgage note payable of which $6.5 million was outstanding as of December 31, 2011.

(2)	These properties collateralize a $19.6 million mortgage note payable of which $19.6 million was outstanding as of December 31, 2011.

(3)	These properties collateralize a $24.7 million mortgage note payable of which $24.7 million was outstanding as of December 31, 2011.

(4)	These properties collateralize a $51.6 million mortgage note payable of which $51.6 million was outstanding as of December 31, 2011.

(5)	These properties collateralize a $11.4 million mortgage note payable of which $11.4 million was outstanding as of December 31, 2011.

(6)	These properties collateralize a $17.6 million mortgage note payable of which $17.6 million was outstanding as of December 31, 2011.

(7)	These properties collateralize a $11.5 million mortgage note payable of which $11.5 million was outstanding as of December 31, 2011.

(8)	These properties collateralize a $5.6 million mortgage note payable of which $5.6 million was outstanding as of December 31, 2011.

(9)	These properties collateralize a $14.7 million mortgage note payable of which $14.7 million was outstanding as of December 31, 2011.

(10)	These properties collateralize a $43.8 million mortgage note payable of which $43.8 million was outstanding as of December 31, 2011.

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