Form 10-Q
period 2012-06-30
American Realty Capital Trust, Inc.
filed 2012-07-31
CIK 1410997

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to __________
Commission file number: 000-53958

AMERICAN REALTY CAPITAL TRUST, INC.
(Exact name of registrant as specified in its charter)

Maryland	71-1036989
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

405 Park Avenue, New York, NY	10022
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer ☒		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of outstanding shares of the registrant’s common stock on July 31, 2012 was 158,474,862 shares.

AMERICAN REALTY CAPITAL TRUST, INC.

FORM 10-Q
June 30, 2012

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN REALTY CAPITAL TRUST, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)

	June 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Real estate investments, at cost:
Land	$328,448	$325,458
Buildings, fixtures and improvements	1,537,166	1,528,962
Acquired intangible lease assets	273,504	271,751
Total real estate investments, at cost	2,139,118	2,126,171
Less: accumulated depreciation and amortization	(153,576)	(101,576)
Total real estate investments, net	1,985,542	2,024,595
Cash and cash equivalents	12,383	33,329
Investment securities, at fair value	19,207	17,275
Restricted cash	2,731	2,728
Investment in unconsolidated joint venture	—	11,201
Prepaid expenses and other assets	23,020	27,564
Deferred costs, net	13,183	13,883
Total assets	$2,056,066	$2,130,575
LIABILITIES AND EQUITY
Revolving credit facility	$201,138	$10,000
Note payable	200,000	—
Mortgage notes payable	511,543	673,978
Mortgage discount and premium, net	815	679
Below-market lease liabilities, net	7,998	8,150
Derivatives, at fair value	162	8,602
Accounts payable and accrued expenses	11,966	11,706
Deferred rent and other liabilities	6,849	6,619
Dividends payable	—	10,637
Total liabilities	940,471	730,371

Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value; 240,000,000 shares authorized, 158,576,630 and 177,963,413 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	1,586	1,780
Additional paid-in capital	1,338,382	1,548,009
Accumulated other comprehensive income (loss)	1,429	(5,053)
Accumulated deficit	(241,159)	(166,265)
Total stockholders’ equity	1,100,238	1,378,471
Non-controlling interests	15,357	21,733
Total equity	1,115,595	1,400,204
Total liabilities and equity	$2,056,066	$2,130,575

The accompanying notes are an integral part of these financial statements.

AMERICAN REALTY CAPITAL TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except for per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues:
Rental income	$44,110	$28,054	$88,190	$48,772
Operating expense reimbursements	1,538	922	3,072	1,061
Total revenues	45,648	28,976	91,262	49,833

Operating expenses:
Acquisition and transaction related	58	10,691	699	17,823
Property operating	1,993	911	4,691	1,124
Fees to affiliate	—	950	4,143	1,550
General and administrative	3,030	562	5,014	732
Equity-based compensation	650	370	1,157	725
Depreciation and amortization	26,154	15,244	52,212	25,187
Listing and internalization	391	—	17,660	—
Total operating expenses	32,276	28,728	85,576	47,141
Operating income	13,372	248	5,686	2,692

Other income (expenses):
Interest expense	(10,078)	(8,769)	(19,935)	(15,515)
Extinguishment of debt	(276)	(720)	(6,902)	(720)
Equity in income of unconsolidated joint venture	14	25	36	49
Other income (loss), net	1,452	—	1,716	(102)
Gain (loss) on derivative instruments	(9)	6	(4,055)	148
Loss on disposition of property	—	—	—	(44)
Total other expenses, net	(8,897)	(9,458)	(29,140)	(16,184)
Net income (loss)	4,475	(9,210)	(23,454)	(13,492)
Net income attributable to non-controlling interests	(203)	(307)	(347)	(545)
Net income (loss) attributable to stockholders	4,272	(9,517)	(23,801)	(14,037)

Other comprehensive income (loss) items:
Designated derivatives, fair value adjustment	30	(728)	4,551	(26)
Unrealized gain on investment securities, net	663	—	1,931	—
Total other comprehensive income (loss)	693	(728)	6,482	(26)
Comprehensive income (loss)	$4,965	$(10,245)	$(17,319)	$(14,063)

Basic and diluted net income (loss) per share attributable to stockholders	$0.03	$(0.09)	$(0.14)	$(0.16)

The accompanying notes are an integral part of these financial statements.

AMERICAN REALTY CAPITAL TRUST, INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
For the Six Months Ended June 30, 2012
(In thousands, except for share data)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stock-holders’ Equity	Non-Controlling Interests	Total Equity
	Number of Shares	Par Value
Balance, December 31, 2011	177,963,413	$1,780	$1,548,009	$(5,053)	$(166,265)	$1,378,471	$21,733	$1,400,204
Common stock repurchased, inclusive of fees and expenses	(20,952,380)	(210)	(232,149)	—	—	(232,359)	—	(232,359)
Repurchase of fractional shares	(12,251)	—	(126)	—	—	(126)	—	(126)
Offering costs	—	—	(651)	—	—	(651)	—	(651)
Common stock issued through distribution reinvestment plan	1,009,415	10	9,579	—	—	9,589	—	9,589
Dividends declared	—	—	—	—	(51,093)	(51,093)	—	(51,093)
Common stock redemptions	(289,685)	(3)	(20)	—	—	(23)	—	(23)
Share based compensation	858,118	9	844	—	—	853	—	853
Amortization of restricted stock	—	—	13,152	—	—	13,152	—	13,152
Increase in interest in subsidiaries	—	—	(256)	—	—	(256)	(5,744)	(6,000)
Distributions to non-controlling interest holders	—	—	—	—	—	—	(979)	(979)
Net income (loss)	—	—	—	—	(23,801)	(23,801)	347	(23,454)
Other comprehensive income	—	—	—	6,482	—	6,482	—	6,482
Balance, June 30, 2012	158,576,630	$1,586	$1,338,382	$1,429	$(241,159)	$1,100,238	$15,357	$1,115,595

The accompanying notes are an integral part of this financial statement.

AMERICAN REALTY CAPITAL TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(23,454)	$(13,492)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	41,331	19,949
Amortization of intangibles	10,881	5,238
Amortization of deferred financing costs	4,283	2,148
Amortization (accretion) of mortgage discounts and premiums, net	136	(79)
Equity-based compensation	14,005	725
Accretion of below-market lease liability	(152)	(152)
Loss on disposition of property	—	44
Equity in income of unconsolidated joint venture	(36)	(49)
Gain on redemption of investment in unconsolidated joint venture	(1,175)	—
Loss (gain) on derivative instruments	4,055	(148)
Changes in assets and liabilities:
Prepaid expenses and other assets	9,866	(7,733)
Accounts payable and accrued expenses	185	7,118
Deferred rent and other liabilities	230	358
Net cash provided by operating activities	60,155	13,927

Cash flows from investing activities:
Investment in real estate	(12,947)	(717,054)
Investment in other assets	(5,534)	—
Distributions from unconsolidated joint venture	12,412	419
Proceeds from disposition of real estate and other assets	—	581
Net cash used in investing activities	(6,069)	(716,054)

Cash flows from financing activities:
Proceeds from revolving credit facility	224,938	—
Payments on revolving credit facility	(33,800)	—
Proceeds from note payable	200,000	—
Payments on long-term notes payable	—	(12,790)
Proceeds from mortgage notes payable	—	243,852
Payments on mortgage notes payable	(162,435)	(4,814)
Payments related to extinguishment of debt	(7,942)	—
Payments of financing costs	(3,404)	(9,273)
Proceeds from issuance of common stock, net	—	751,053
Repurchase of common stock	(220,000)	—
Repurchase of fractional shares	(126)	—
Payments of costs for listing, tender offer and registration of common stock	(10,274)	—
Dividends paid	(52,141)	(16,051)
Redemptions paid	(2,866)	(1,917)
Repayments of investments to non-controlling interest holders	(6,000)	—
Distributions to non-controlling interest holders	(979)	(1,016)
Restricted cash	(3)	(1,918)
Net cash provided by (used in) financing activities	(75,032)	947,126
Net (decrease) increase in cash and cash equivalents	(20,946)	244,999
Cash and cash equivalents, beginning of period	33,329	31,985
Cash and cash equivalents, end of period	$12,383	$276,984

Supplemental Disclosures:
Cash paid for interest	$15,676	$13,534
Cash paid for income taxes	262	144
Non-Cash Investing and Financing Activities:
Common stock issued through distribution reinvestment plan	9,589	12,274
Mortgages assumed in real estate acquisitions	—	30,751

The accompanying notes are an integral part of these financial statements.

AMERICAN REALTY CAPITAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
(Unaudited)

Note 1 — Organization

American Realty Capital Trust, Inc. (the "Company"), incorporated in August 2007, is a Maryland corporation that qualifies as a real estate investment trust ("REIT") for federal income tax purposes. The Company was formed to acquire a diversified portfolio of commercial real estate, primarily freestanding single tenant properties net leased to credit worthy tenants on a long-term basis. In January 2008, the Company commenced an initial public offering ("IPO") on a "best efforts" basis to sell up to 150.0 million shares of common stock, excluding 25.0 million shares issuable pursuant to a Distribution Reinvestment Plan ("DRIP"), offered at a price of $10.00 per share, subject to certain volume and other discounts. In March 2008, the Company commenced real estate operations. The Company's IPO closed in July 2011 and the Company operated as a non-traded REIT through February 29, 2012.

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

To provide for an orderly transition in conjunction with the Internalization and the Listing, the Company and American Realty Capital Operating Partnership, L.P. (the "OP") entered into an agreement, effective as of March 1, 2012, with the Former Advisor, a wholly-owned subsidiary of AR Capital, LLC ("ARC") that managed the day-to-day business and affairs of the Company prior to the Internalization, to terminate the advisory agreement between the Company, the OP and the Former Advisor (the "Advisory Agreement") and provide for certain transitional services to the Company. See Note 13 — Related Party Transactions and Arrangements.

In connection with the Listing, the Company offered to purchase up to $220.0 million in shares of its common stock from stockholders, pursuant to a modified "Dutch Auction" cash tender offer (the "Tender Offer"). As a result of the Tender Offer, on April 4, 2012, the Company purchased 21.0 million shares of its common stock at a purchase price of $10.50 per share, for an aggregate cost of $220.0 million, excluding fees and expenses relating to the Tender Offer. See Note 9 — Common Stock.

Substantially all of the Company's business is conducted through the OP, a Delaware limited partnership. The Company is the sole general partner of the OP and owns over 99.99% of the partnership interest in the OP. The Former Advisor is the sole limited partner of the OP and owns less than a 0.01%  partnership interest (non-controlling interest) in the OP. The limited partner interests have the right to convert OP units into cash or, at the Company's option, a corresponding number of shares of the Company's common stock, as allowed by the limited partnership agreement of the OP.

As of June 30, 2012, the Company owned 486 properties with 15.6 million square feet of leasable area, 100% leased with a weighted average remaining lease term of 13.0 years. In constructing the portfolio, the Company has been committed to diversification by industry, tenant and geography.

Note 2 — Listing and Internalization

The Listing occurred on March 1, 2012. In addition, effective March 1, 2012, in connection with the Internalization, the Company provided the Former Advisor with notice of termination of the Advisory Agreement. For the three and six months ended June 30, 2012, the Company incurred $0.4 million and $17.7 million of expenses that resulted from the Listing and Internalization, respectively. Of the $17.7 million of expenses for the six months ended June 30, 2012, $12.9 million related to the vesting of previously issued restricted shares that became fully vested upon the Listing of the Company, $3.3 million related to a contract termination fee paid to the Former Advisor to terminate the Advisory Agreement and $1.5 million related to transfer agent fees and other transition costs.

AMERICAN REALTY CAPITAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
(Unaudited)

In conjunction with the Internalization, the Company paid the Former Advisor $5.5 million for certain tangible and intangible assets. This transaction was accounted for as a business combination, which requires the Company to allocate the $5.5 million first to the fair value of identifiable assets, with any excess amounts allocated to goodwill. In accordance with accounting guidance, the Company has one year to finalize the amounts allocated to the fair value of the assets it acquired and to goodwill. Any amounts allocated to identifiable assets, except for any indefinite or non-amortizing intangibles identified, will be depreciated or amortized in accordance with the Company's policy. Amounts allocated to goodwill will be periodically and at least annually evaluated for impairment. At June 30, 2012, the entire $5.5 million is recorded in prepaid expenses and other assets on the consolidated balance sheet as the Company finalizes its accounting for the business combination. See Note 13 — Related Party Transactions and Arrangements.

Note 3 —Summary of Significant Accounting Policies

The financial statements of the Company included herein were prepared in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. The results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of the results for the entire year or any subsequent interim period. These financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2011, which are included in the Company’s Form 10-K filed with the SEC on February 15, 2012 and as amended on May 11, 2012.

The Company’s significant accounting policies are described in Note 2 to the consolidated financial statements in the Company’s Form 10-K for the year ended December 31, 2011. There have been no material changes to these policies during the three and six months ended June 30, 2012, except for the following:

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

Reclassifications

Certain reclassifications have been made to the prior period consolidated financial statements to conform to the current year presentation.

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

AMERICAN REALTY CAPITAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
(Unaudited)

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

In December 2011, the FASB issued guidance which contains new disclosure requirements regarding the nature of an entity's rights of offset and related arrangements associated with its financial instruments and derivative instruments. The new disclosures are designed to make financial statements prepared under U.S. GAAP more comparable to those prepared under International Financial Reporting Standards and will give the financial statement users information about both gross and net exposures. The guidance is effective for interim and annual reporting periods beginning on or after January 1, 2013.  The adoption of this guidance is not expected to have a material impact on the Company's financial position or results of operations.

Note 4 — Real Estate Investments

The following table presents the allocation of the assets acquired and liabilities assumed during the periods presented (dollar amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Real estate investments, at cost:
Land	$62	$58,826	$2,990	$132,350
Buildings, fixtures and improvements	1,974	250,039	8,204	523,616
Total tangible assets	2,036	308,865	11,194	655,966
Acquired intangibles:
In-place leases	340	45,943	1,753	91,508
Mortgage assumed	—	(18,321)	—	(30,751)
Mortgage discount	—	—	—	331
Total assets acquired, net	$2,376	$336,487	$12,947	$717,054
Number of properties purchased	1	50	4	110

AMERICAN REALTY CAPITAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
(Unaudited)

The Company acquires and operates commercial properties. All such properties may be acquired and operated by the Company alone or jointly with another party. As of June 30, 2012, all of the properties the Company owned were 100% leased. The Company acquired the following properties during the six months ended June 30, 2012 (dollar amounts in thousands other than annualized average rental income per square foot):

Property	Acquisition Date	No. of Buildings	Square Feet	Ownership Percentage	Remaining Lease Term(1)	Base Purchase Price(2)	Capitalization Rate(3)	Annualized Rental Income/NOI(4)

Portfolio as of Dec. 31, 2011		482	15,514,727	Various	13.0	$2,110,738	8.16%	$172,150

Acquisitions for the six months ended June 30, 2012:
Tractor Supply V	Jan. 2012	1	19,097	100%	13.4	4,280	8.27%	354
Tractor Supply VI	Jan. 2012	2	41,767	100%	10.2	6,291	8.52%	536
Expansion of FedEx XIV	Jun. 2012	—	13,200	100%	9.8	1,657	9.11%	151
Family Dollar	Jun. 2012	1	8,090	100%	11.0	719	9.18%	66
Total		486	15,596,881		13.0	$2,123,685	8.16%	$173,257
Annualized average rental income per square foot			$11.11
Other investments (5)						17,625
Total investment portfolio						$2,141,310

(1)
Remaining lease term as of June 30, 2012, in years. If the portfolio has multiple locations with varying lease expirations, remaining lease term is calculated on a weighted-average basis. Total remaining lease term is an average of the remaining lease term of the total portfolio.

(2)
Contract purchase price excluding acquisition and transaction-related costs. Acquisition and transaction-related costs include legal costs, acquisition fees paid to the Former Advisor for properties acquired prior to March 1, 2012 and closing costs on the property.

(3)
Annualized rental income or annualized net operating income ("NOI"), on a straight-line basis, as applicable, divided by base purchase price. Total capitalization rate is an average of the capitalization rate of the total portfolio.

(4)
Annualized rental income/NOI for net leases is projected rental income for 2012, including annualized rents for properties acquired in 2012, on a straight-line basis, as of June 30, 2012, which includes the effect of tenant concessions such as free rent, as applicable. For modified gross leased properties, amount is projected rental income for 2012, on a straight-line basis, as of June 30, 2012, which includes the effect of tenant concessions such as free rent, as applicable, plus operating expense reimbursement revenue less property operating expenses.

(5)	Includes a $17.6 million (cost basis) investment in the common stock of certain publicly traded REITs. See Note 5 — Investment Securities.

AMERICAN REALTY CAPITAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
(Unaudited)

Future Lease Payments

The following table presents future minimum base rental cash payments due to the Company subsequent to June 30, 2012. These amounts exclude contingent rentals that may be collected from certain tenants based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes among other items (amounts in thousands):

Period	Future Minimum Base Rent Payments
July 1, 2012 to December 31, 2012	$84,468
2013	169,973
2014	172,312
2015	173,313
2016	173,331
Thereafter	1,500,927
Total	$2,274,324

Tenant Concentration

The following table lists tenants whose annualized rental income or NOI, on a straight-line basis, represented greater than 10% of consolidated annualized rental income as of June 30, 2012 and 2011:

	June 30, 2012	June 30, 2011
FedEx	17%	16%
Walgreens	10%	13%

The termination, delinquency or non-renewal of one of the above tenants may have a material adverse effect on revenues. No other tenant represented more than 10% of the annualized rental income for the periods presented.

Geographic Concentration

The following table lists the states where the Company has concentrations of properties whose annualized rental income or NOI, on a straight-line basis, represented greater than 10% of consolidated annualized rental income as of June 30, 2012 and 2011:

	June 30, 2012	June 30, 2011
New York	12%	10%

No other state had properties that in total represented more than 10% of the annualized rental income or NOI for the periods presented.

AMERICAN REALTY CAPITAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
(Unaudited)

Note 5 — Investment Securities

At June 30, 2012, the Company had investments in common stock with a fair value of $19.2 million. These investments are accounted for as available-for-sale investments and therefore increases or decreases in the fair value of these investments are recorded in accumulated other comprehensive income as a component of equity on the balance sheet unless the securities are considered to be permanently impaired at which time the losses would be reclassified to expense.

The following table details the unrealized gains and losses on investment securities as of the dates indicated (in thousands):

	June 30, 2012
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Common stock	$17,625	$2,174	$(592)	$19,207

	December 31, 2011
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Common stock	$17,625	$246	$(596)	$17,275

All unrealized losses had a holding period of less than twelve months.

Note 6 — Revolving Credit Facility

In August 2011, the Company entered into a revolving credit facility with RBS Citizens, N.A. and a syndicate of financial institutions (the "RBS Facility") for an aggregate maximum principal amount of $330.0 million at June 30, 2012. Additionally, the RBS Facility has an accordion feature that allows it to be increased up to a maximum of $500.0 million under certain conditions. The proceeds of loans made under the RBS Facility may be used to finance the acquisition of net leased, investment or non-investment grade occupied properties or for general corporate purposes. Up to $15.0 million of the facility is available for letters of credit. The RBS Facility matures in August 2014.

The RBS Facility bears interest at the rate of (i) LIBOR with respect to Eurodollar rate loans plus a margin of 2.05% to 2.85%, depending on the Company's leverage ratio; or (ii) the greater of the federal funds rate plus 1.0% and the interest rate publicly announced by RBS Citizens, N.A. as its ‘‘prime rate’’ or ‘‘base rate’’ at such time with respect to base rate loans plus a margin of 1.25% to 1.75% depending on the Company's leverage ratio.

The RBS Facility requires the Company to meet certain financial covenants, including the maintenance of certain financial ratios (such as specified debt to equity and debt service coverage ratios) as well as the maintenance of a minimum net worth. As of June 30, 2012, the Company was in compliance with the financial covenants under the RBS Facility agreement.

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

As of June 30, 2012, there was $201.1 million outstanding on the RBS Facility. The Company had letters of credit in the amount of $0.4 million under the RBS Facility at June 30, 2012. The effective annualized interest rate on the RBS Facility was 2.32% as of June 30, 2012. The Company had $128.5 million of unused borrowing capacity under the RBS Facility at June 30, 2012. On July 2, 2012, an additional $33.3 million was repaid on the RBS Facility, increasing the unused borrowing capacity to $161.8 million.

AMERICAN REALTY CAPITAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
(Unaudited)

Note 7 —Note Payable

In April 2012, through the OP, the Company entered into an agreement with Wells Fargo Bank, National Association ("Wells Fargo") for an interim term loan in the amount of $200.0 million (the “Interim Term Loan”). Proceeds from the Interim Term Loan were used to prepay $161.2 million of the Company’s outstanding mortgage indebtedness and related prepayment and other costs and to repay $23.8 million of the RBS Facility. As of June 30, 2012, the Company had $200.0 million outstanding on the Interim Term Loan, which bore interest at an effective annualized rate of 2.62%.

The Interim Term Loan was repaid in July 2012 with proceeds from a new $235.0 million five-year term loan (the "Term Loan") that bears interest at the rate of LIBOR with respect to Eurodollar rate loans plus a margin of 1.95% to 2.75%, depending on the Company's leverage ratio. The Term Loan requires interest-only payments until maturity in June 2017. Excess proceeds, after expenses and the repayment of the Interim Term Loan, were used to repay $33.3 million of the RBS Facility. The effective annualized interest rate on the Term Loan was 2.62% at its inception.

The Term Loan requires and the Interim Term Loan required the Company to meet certain financial covenants, including the maintenance of certain financial ratios (such as specified debt to equity and debt service coverage ratios) as well as the maintenance of a minimum net worth.  As of June 30, 2012, the Company was in compliance with the financial covenants under the Interim Term Loan agreement.

Note 8 — Mortgage Notes Payable

The Company’s mortgage notes payable consist of the following (dollar amounts in thousands):

	Encumbered Properties	Outstanding Loan Amount	Weighted Average Effective Interest Rate(1)	Weighted Average Maturity(2)
June 30, 2012	171	$511,543	5.22%	4.94
December 31, 2011	254	$673,978	5.27%	5.21

(1)
Mortgage notes payable have fixed rates or rates that are fixed through the use of interest rate hedging instruments. Effective interest rates range from 4.09% to 6.97% at June 30, 2012 and December 31, 2011.

(2)	Weighted average remaining years until maturity as of the periods presented.

The Company’s sources of mortgage loan financing generally require financial covenants, including restrictions on corporate guarantees, the maintenance of certain financial ratios (such as specified debt to equity and debt service coverage ratios) as well as the maintenance of a minimum net worth. As of June 30, 2012, the Company was in compliance with the debt covenants under the mortgage loan agreements.

In April 2012, the Company prepaid $161.2 million of mortgage indebtedness and related prepayment costs. In connection with the Company's extinguishment of outstanding indebtedness, the Company incurred zero and $4.6 million of prepayment penalties and fees related to the termination of certain interest rate derivative arrangements that were associated with the extinguished mortgages and wrote off $0.3 million and $2.3 million of related deferred financing costs and unamortized mortgage discounts during the three and six months ended June 30, 2012, respectively.

AMERICAN REALTY CAPITAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
(Unaudited)

The following table summarizes the scheduled aggregate principal repayments subsequent to June 30, 2012 (amounts in thousands):

Period	Total
July 1, 2012 to December 31, 2012	$842
2013	5,922
2014	33,031
2015	87,744
2016	239,868
Thereafter	144,136
Total	$511,543

Note 9 — Common Stock

The Company listed its common stock on NASDAQ under the symbol “ARCT” on March 1, 2012. As of June 30, 2012 and December 31, 2011, the Company had 158.6 million and 178.0 million shares of common stock outstanding, respectively.

On February 15, 2012, the Company announced its intention to offer to purchase its common stock in an amount up to $220.0 million from its stockholders, pursuant to the Tender Offer. As a result of the Tender Offer, on March 29, 2012, the Company accepted for purchase 21.0 million shares of its common stock at a purchase price of $10.50 per share, for an aggregate cost of $220.0 million, excluding related fees and expenses. The Company purchased the 21.0 million tendered shares on April 4, 2012. The Company incurred $12.4 million in costs related to the Tender Offer.

The Company's annualized dividend is $0.70 per share or $0.0583 per share per month, which is payable, but not guaranteed, monthly to stockholders of record at the close of business on the 8th day of each month and payable on the 15th day of such month. In July 2012, the Company's Board of Directors authorized an increase to the annualized dividend to $0.715 per share, or $0.0596 per share per month, payable on September 15, 2012 to stockholders of record at the close of business on September 8, 2012.

Prior to February 2012, the Company had a DRIP whereby shareholders could elect to have their distributions reinvested in shares of common stock at $9.50 per share. In February 2012, at the time the Company announced its intention to list its common stock on NASDAQ, the DRIP was suspended. On a cumulative basis, 6.3 million shares were issued under the DRIP.

Prior to February 2012, the Company had a Share Repurchase Program ("SRP") whereby shareholders could sell their shares to the Company in limited circumstances. In February 2012, at the time the Company announced its intention to list its common stock on NASDAQ, the SRP was terminated. On a cumulative basis, 1.4 million shares were repurchased under the SRP.

In May 2012, the Company filed a universal shelf registration statement on Form S-3 that permits the Company to sell, at any time and from time to time, in one or more offerings, an indeterminate number, principal amount or liquidation amount of common stock, preferred stock, debt securities, warrants, units or any combination thereof, up to the amount authorized by the Company's charter. As of June 30, 2012, the Company's charter authorized the Company to issue up to a maximum of 240.0 million shares of common stock (including the shares currently outstanding) and 10.0 million shares of preferred stock; however, the Board of Directors has the ability to amend the Company's charter from time to time to increase or decrease the number of authorized shares. Net proceeds from the securities issued may be used for general corporate purposes, including the funding of the Company's investment activity, the repayment of outstanding indebtedness, working capital or other corporate purposes. No amounts have been issued under this registration statement as of June 30, 2012.

AMERICAN REALTY CAPITAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
(Unaudited)

Note 10 — Fair Value of Financial Instruments

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

Level 3 — Unobservable inputs that reflect the entity’s own assumptions about how market participants would value the asset or liability and are consequently not based on market activity, but rather through particular valuation techniques.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of June 30, 2012 and December 31, 2011, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

The Company has common stock investments that are traded on a national exchange and therefore, due to the availability of quoted market prices in active markets, classified these investments as Level 1 in the fair value hierarchy.

The following table presents information about the Company’s assets and liabilities (including derivatives that are presented net) measured at fair value on a recurring basis as of June 30, 2012 and December 31, 2011, aggregated by the level in the fair value hierarchy within which those instruments fall (amounts in thousands):

	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
June 30, 2012
Investments in common stock	$19,207	$—	$—	$19,207
Interest rate swap and cap derivatives, net	$—	$162	$—	$162
December 31, 2011
Investments in common stock	$17,275	$—	$—	$17,275
Interest rate swap and collar derivatives, net	$—	$8,602	$—	$8,602

AMERICAN REALTY CAPITAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
(Unaudited)

A review of the fair value hierarchy classification is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain assets. There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the six months ended June 30, 2012.

The Company is required to disclose the fair value of financial instruments for which it is practicable to estimate that value. The fair value of short-term financial instruments such as cash and cash equivalents, restricted cash, other receivables, accounts payable and distributions payable approximates their carrying value on the consolidated balance sheet due to their short-term nature. The fair values of the mortgage notes payable and the portion of the floating rate debt that is fixed through the use of derivative instruments are obtained by calculating the present value at current market rates. The interest rates of the note payable and the RBS Facility that are not fixed with derivative instruments are determined by variable market rates and the Company's leverage ratio, and each has terms commensurate with the market; as such, the outstanding balances on the note payable and the RBS Facility approximate fair value.

The fair values of the Company’s financial instruments that are not reported at fair value on the consolidated balance sheet are reported below (amounts in thousands):

		Carrying Amount (1) at	Fair Value at	Carrying Amount (1) at	Fair Value at
	Level	June 30, 2012	June 30, 2012	December 31, 2011	December 31, 2011
Mortgage notes payable	3	$512,358	$534,342	$674,657	$687,481
Note payable	3	$200,000	$200,000	$—	$—
Revolving credit facility	3	$201,138	$201,138	$10,000	$10,000

(1)	Carrying amount includes premiums and discounts on mortgage notes payable.

Note 11 — Derivatives and Hedging Activities

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

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the balance sheets as of June 30, 2012 and December 31, 2011 (amounts in thousands):

	Balance Sheet Location	June 30, 2012	December 31, 2011
Derivatives designated as hedging instruments:
Interest Rate Products	Derivatives, at fair value	$(162)	$(7,702)
Derivatives not designated as hedging instruments:
Interest Rate Products	Derivatives, at fair value	$—	$(900)

AMERICAN REALTY CAPITAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
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

Derivatives Designated as Hedging Instruments

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish these objectives, the Company primarily uses interest rate swaps and collars as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. Interest rate collars designated as cash flow hedges involve the receipt of variable-rate amounts if interest rates rise above the cap strike rate on the contract and payments of variable-rate amounts if interest rates fall below the floor strike rate on the contract.

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

As of June 30, 2012, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (dollar amounts in thousands):

Interest Rate Derivative	Number of Instruments	Notional Amount
Interest Rate Swaps	1	$101
Interest Rate Collar	1	4,115

As of December 31, 2011, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (dollar amounts in thousands):

Interest Rate Derivative	Number of Instruments	Notional Amount
Interest Rate Swaps	10	$106,348
Interest Rate Collar	1	4,115

The table below details the location in the financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the three and six months ended June 30, 2012 and 2011 (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Amount of loss recognized in accumulated other comprehensive income as interest rate derivatives (effective portion)	$(4)	$(1,250)	$(491)	$(1,095)
Amount of loss reclassified from accumulated other comprehensive income into income as interest expense or extinguishment of debt costs (effective portion)	$(34)	$(522)	$(5,044)	$(1,069)
Amount of gain (loss) recognized in income on derivative as loss on derivative instruments (ineffective portion and amount excluded from effectiveness testing)	$—	$10	$(4,432)	$(63)

AMERICAN REALTY CAPITAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
(Unaudited)

In March 2012, the Company had informed certain lenders of its intention to repay certain mortgage notes payable and terminate the related swap arrangements. Therefore, all interest rate hedging instruments associated with those mortgage notes payable were transferred from hedging instruments to derivatives not designated as hedging instruments and $4.5 million related to those derivatives previously recorded in other comprehensive income was reclassified to extinguishment of debt on the accompanying consolidated statement of operations during the three months ended March 31, 2012.

Derivatives Not Designated as Hedging Instruments

Derivatives not designated as hedges are not speculative. These derivatives are used to manage the Company’s exposure to interest rate movements and other identified risks but are not designated or do not meet the strict hedge accounting requirements to be classified as hedging instruments.

As of June 30, 2012, the Company had the following outstanding interest rate derivatives that were not designated as cash flow hedges in qualifying hedging relationships (dollar amounts in thousands):

Interest Rate Derivative	Number of Instruments	Notional Amount
Interest Rate Cap	1	$50,000

As of December 31, 2011, the Company had the following outstanding interest rate derivatives that were not designated as cash flow hedges in qualifying hedging relationships (dollar amounts in thousands):

Interest Rate Derivative	Number of Instruments	Notional Amount
Interest Rate Collar	1	$22,680

The table below details the amount and location in the financial statements of the gain or loss recognized on derivatives not designated as hedging instruments for the three and six months ended June 30, 2012 and 2011 (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Location of Gain or (Loss) Recognized in Income on Derivative:
Interest expense	$—	$(381)	$—	$(383)
Gains (losses) on derivative instruments	$(9)	$6	$(53)	$148
Total	$(9)	$(375)	$(53)	$(235)

Credit-risk-related Contingent Features

The Company has agreements with each of its derivative counterparties that contain a provision where if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations.

As of June 30, 2012, the fair value of derivatives in a net liability position related to these agreements was $0.2 million. As of June 30, 2012, the Company has not posted any collateral related to these agreements and was not in breach of any agreement provisions. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value of $0.2 million at June 30, 2012.

AMERICAN REALTY CAPITAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
(Unaudited)

Note 12 — Commitments and Contingencies

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

Note 13 — Related Party Transactions and Arrangements

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

Amounts Paid or Accrued in Connection with Listing, Internalization and Tender Offer

Effective as of March 1, 2012, the Company and the OP entered into an Amendment and Acknowledgment of Termination of the Amended and Restated Advisory Agreement (the "Amendment and Acknowledgment of Termination") with the Former Advisor, a wholly-owned subsidiary of ARC that managed the day-to-day business and affairs of the Company prior to the Internalization. Pursuant to the Amendment and Acknowledgment of Termination, the Company and the OP provided the Former Advisor with notice of termination of that certain Amended and Restated Advisory Agreement, dated June 2, 2010, effective on April 30, 2012, in accordance with the terms thereof. The Company paid the Former Advisor a termination fee and other costs in the amount of $3.6 million on March 1, 2012.

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

In addition to the amount paid for tangible and intangible assets, $3.3 million was paid to the Former Advisor for cost reimbursements related to amounts incurred by the Former Advisor on the Company's behalf for the Listing, Tender Offer and a registration statement that was filed with the SEC and subsequently withdrawn.

Fees Paid in Connection With the Operations of the Company

Prior to the Internalization on March 1, 2012, the Company paid fees to the Former Advisor and its affiliates as described below. Subsequent to March 1, 2012 the Company is no longer obligated to pay fees to the Former Advisor. The Company pays the Former Advisor and its affiliates for legal, technology and other services based on usage of such services. For the three and six months ended June 30, 2012, the Company paid the Former Advisor $0.3 million and $0.4 million, respectively, for such services.

Pursuant to the Advisory Agreement, the Former Advisor received an acquisition fee of 1.0% of the contract purchase price of each acquired property and was reimbursed for acquisition costs incurred in the process of acquiring properties. In no event could the total of all acquisition and advisory fees and acquisition expenses payable with respect to a particular investment exceed 4.0% of the contract purchase price.

The Company paid the Former Advisor an annual fee of up to 1.0% of the contract purchase price of each property based on assets held by the Company on the measurement date, adjusted for appropriate closing dates for individual property acquisitions.

AMERICAN REALTY CAPITAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
(Unaudited)

For the management and leasing of its properties, the Company paid to an affiliate of its Former Advisor a property management fee of (a) 2.0% of gross revenues from its single tenant properties and (b) 4.0% of gross revenues from its multi-tenant properties, plus, in each case, market-based leasing commissions applicable to the geographic location of the property. The Company also reimbursed the affiliate costs of managing the properties.

The Company was required to pay the Former Advisor a financing coordination fee for services in connection with the origination or refinancing of any debt that the Company obtained and used to acquire properties or to make other permitted investments, or that was assumed, directly or indirectly, in connection with the acquisition of properties, equal to 1.0% of the amount available and/or outstanding under such financing, subject to certain limitations.

The following tables detail amounts paid and reimbursed to affiliates as well as amounts contractually due to the Former Advisor which were forgiven in connection with the operations-related services described above (amounts in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2012		2011		2012		2011
	Paid	Forgiven	Paid	Forgiven	Paid	Forgiven	Paid	Forgiven
One-time fees:
Acquisition fees and related cost reimbursements	NA	NA	$5,474	$—	$682	$—	$11,209	$—
Financing coordination fees and related cost reimbursements	NA	NA	860	—	1,050	—	2,720	—
Other expense reimbursements	NA	NA	1,902	—	27	—	2,381	—
On-going fees:
Asset management fees	NA	NA	950	2,486	3,486	—	1,550	4,350
Property management and leasing fees	NA	NA	—	529	585	—	—	918
Total operational fees and reimbursements	$—	$—	$9,186	$3,015	$5,830	$—	$17,860	$5,268

NA — The agreement pursuant to which this fee or expense reimbursement applies was terminated on March 1, 2012.

Fees Paid in Connection with the Liquidation or Listing of the Company’s Real Estate Assets

The Company was obligated to pay a brokerage commission on the sale of property, not to exceed the lesser of one-half of reasonable, customary and competitive real estate commission or 3.0% of the contract price for property sold (inclusive of any commission paid to outside brokers), in each case, payable to the Former Advisor if the Former Advisor or its affiliates, as determined by a majority of the independent directors, provided a substantial amount of services in connection with the sale. As of March 1, 2012, the Company is no longer obligated to pay such fees. No amounts were paid for the three and six months ended June 30, 2012 or for the three months ended June 30, 2011, and $19,000 was paid for the six months ended June 30, 2011.

In connection with the Listing, ARC is entitled to a subordinated incentive listing fee equal to 15.0% of the amount, if any, by which (a) the market value of the Company's common stock, based on the average market value of the shares issued and outstanding at March 1, 2012 over the 30 trading days beginning August 28, 2012, which is the 181st day after the shares were first listed on NASDAQ, plus distributions paid by the Company, from May 21, 2008 and prior to March 1, 2012, exceeds (b) the sum of the total amount of capital raised from stockholders during the IPO and the amount of cash flow necessary to generate a 6.0% annual cumulative, non-compounded return to such stockholders through March 1, 2012, which equates to a minimum stock price of $9.81 per share. To the extent such fee is earned, payment will initially be in the form of a three year promissory note bearing interest at the applicable federal rate established by the Internal Revenue Service on the date of issuance, payable quarterly in arrears. In the event the subordinated incentive listing fee is earned, at maturity and at the option of the holder, such note can be paid in cash or converted into shares of the Company's common stock, the number of which will be based on the valuation described above, if such conversion occurs. The Company has the option to prepay the note in cash at any time.

AMERICAN REALTY CAPITAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
(Unaudited)

Fees Paid in Connection with Common Stock Offering

Realty Capital Securities, LLC (the “Dealer Manager”), which is wholly-owned by ARC, was the dealer manager for the IPO. In connection with its services as dealer manager, the Dealer Manager received selling commissions of 7.0% of the gross offering proceeds from the sale of the Company’s common stock (as well as sales of long-term notes and exchange transactions) from the IPO before reallowance of commissions earned by participating broker-dealers. In addition, the Dealer Manager received dealer manager fees of 3.0% of the gross offering proceeds from the IPO before reallowance to participating broker-dealers. No selling commissions or dealer manager fees were paid to the Dealer Manager with respect to shares sold under the DRIP. The agreement with the Dealer Manager terminated at the completion of the IPO in July 2011. As no proceeds were raised during the three and six months ended June 30, 2012, no selling commissions or dealer manager fees were paid to the Dealer Manager for such periods. The Company incurred total commissions to the Dealer Manager of $54.4 million and $76.5 million during the three and six months ended June 30, 2011, respectively.

Prior to the termination of the IPO, the Company reimbursed the Former Advisor up to 1.5% of the gross offering proceeds from the IPO. As no proceeds were raised during the three and six months ended June 30, 2012, no offering expense reimbursements were paid to the Former Advisor for such periods. The Company incurred total offering expense reimbursements to the Former Advisor of $1.5 million and $2.8 million during the three and six months ended June 30, 2011, respectively.

Financing

The Company has a $0.4 million letter of credit from the RBS Facility, which was used as a security deposit on rented office space for the Former Advisor.

Common Stock Investment

In September 2011, the Company purchased 0.3 million shares of common stock in an initial public offering of an affiliated public company, valued at $2.9 million at June 30, 2012 and December 31, 2011. The aggregate fair value of all investment securities owned by the Company was $19.2 million at June 30, 2012 and $17.3 million at December 31, 2011.
Investment in Unconsolidated Joint Venture

In December 2010, the Company entered into a joint venture agreement with an affiliate and an unrelated third party investor to invest in a portfolio of five retail condominium units. The Company’s initial investment in this joint venture was $12.0 million and a 1.0% fee was paid to the Company by the affiliate. During the three months ended June 30, 2012, this investment was fully redeemed, for which the Company recorded a gain of $1.2 million. The Company received cash distributions of $12.4 million for the six months ended June 30, 2012. For the three and six months ended June 30, 2012, the Company’s share of the net profit on the property was $14,000 and $36,000, respectively. For the three and six months ended June 30, 2011, the Company’s share of the net profit on the property was $25,000 and $49,000. No fees were paid to the Former Advisor in connection with this agreement. As of June 30, 2012, the joint venture agreement has been terminated.

Restricted Shares Granted

On June 7, 2012, the Company made a one-time grant of 65,843 restricted shares to non-employees who work for the Former Advisor. These restricted shares will vest ratably each January 1st from January 1, 2013 through January 1, 2016. The share-based compensation expense related to these restricted shares granted to the non-employees is calculated using the fair value of stock at the vesting date. For the three and six months ended June 30, 2012, the share-based compensation expense related to these restricted shares was $9,000.

Note 14 — Economic Dependency

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

AMERICAN REALTY CAPITAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
(Unaudited)

As a result of these relationships, the Company was dependent upon the Former Advisor and its affiliates prior to Internalization. As of March 1, 2012, the Company became a self-administered REIT and therefore the Company no longer relies on the Former Advisor and its affiliates to provide the Company with these services. The Company may from time to time engage the Former Advisor for legal, information technology or other support services for which it will pay market rates. See Note 13 — Related Party Transactions and Arrangements.

Note 15 — Share-Based Compensation

Annual Incentive Compensation

In March 2012, the Company adopted an Annual Incentive Compensation Plan ("AICP") under which the Company's executives, employees and non-employee directors selected by the Company's compensation committee (the "Committee") will be eligible to earn annual performance-based bonus awards from a pool established each fiscal year that will be funded via both a discretionary component and a formulaic component. Funding of the discretionary component will be subject to the annual approval of the Committee based upon an assessment of corporate and individual performance relative to certain performance criteria and objectives to be determined by the Company's Board of Directors. For fiscal 2012, the maximum size of the AICP pool will be calculated as the sum of:

•	Discretionary Component: an amount equal to up to 0.5% of the Company's stockholder's equity of $1.9 billion on March 1, 2012; and

•	Formulaic Component: an amount equal to 20.0% of the Company's annualized funds from operations ("FFO") in excess of 6.0% of the Company's market capitalization of $1.9 billion as of March 1, 2012.

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

As of June 30, 2012, 70.0% of the fiscal 2012 AICP pool has been allocated. The remaining 30.0% will be allocated to the Company's other executives and employees at the discretion of the Committee. Of the allocated fiscal 2012 AICP pool, 50.0% is payable as a cash bonus in 2013, 25.0% as a deferred cash bonus and 25.0% as restricted stock.

For the three and six months ended June 30, 2012, the Company has recorded expense of $0.2 million for the estimated cash amounts earned for the allocated portion of this plan. Any amounts earned for restricted stock will be recorded over the vesting period.

Long-Term Equity Performance Compensation

In March 2012, the Company  adopted a performance-based multi-year Outperformance Plan (the "OPP"), in which the Company's executive officers, Chairman and other select key employees will participate. Participants will be able to potentially earn additional compensation only upon the attainment of stockholder value creation targets.

AMERICAN REALTY CAPITAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
(Unaudited)

Under the OPP agreements, participants will be eligible to earn performance-based bonus awards equal to a percentage of a pool that will be funded up to a maximum award opportunity equal to 5.0% of the Company's equity market capitalization of $1.9 billion upon the Listing (the "OPP Cap"). Subject to the OPP Cap, the pool will equal an amount to be determined based on the Company's total return to stockholders (including both share price appreciation and common stock distributions) ("Total Return"), for the three-year performance period consisting of:

•	Absolute Component: 4.0% of any excess Total Return attained above an absolute hurdle of 7.0% per annum, non-compounded (i.e., a Total Return threshold of 21.0% for the performance period); and

•
Relative Component:  4.0% of any excess Total Return attained above the Total Return for the performance period of a peer group comprised of the following companies: CapLease, Inc.; Entertainment Properties Trust, Inc.; Getty Realty Corporation; Lexington Realty Trust; National Retail Properties, Inc. and Realty Income Corporation.

Awards under the OPP are dependent on achieving an annual hurdle, an interim (two-year) hurdle and then the aforementioned three-year hurdle.

In order to further ensure that the interests of participants in the OPP are aligned with the Company's investors, the Relative Component is subject to a ratable sliding scale factor as follows:

•	100.0% will be earned if the Company attains a cumulative Total Return of 6.0% per annum or higher, non-compounded (i.e., attainment of a Total Return threshold of 18.0% for the performance period);

•	50.0% will be earned if the Company attains a cumulative Total Return of 0.0% or greater but less than 6.0% per annum;

•	0.0% will be earned if we attain a cumulative Total Return of less than 0.0%; and

•	A percentage from 50.0% to 100.0% calculated by linear interpolation will be earned if the Company's cumulative Total Return is between 0.0% and 6.0% per annum.

For each year during the performance period a portion of the OPP Cap equal to a maximum of up to 1.0% of the Company's equity market capitalization of $1.9 billion upon the Listing will be “locked-in” for funding of the OPP pool based upon the attainment of pro-rata performance of the performance hurdles set forth above for the applicable year. In addition, a portion of the OPP Cap equal to a maximum of up to 2.5% of the Company's equity market capitalization upon the Listing will be “locked-in” for funding of the OPP pool based upon the attainment of cumulative pro-rata performance of the performance hurdles set forth above over years one and two of the performance period, which if achieved, will supersede and negate any prior “locked-in” portion based upon performance in years one and two of the performance period (i.e., a maximum award opportunity equal to a maximum of up to 2.5% of the Company's equity market capitalization upon the Listing may be “locked-in” through the end of the second year of the performance period).

Following the performance period, the Absolute Component and the Relative Component will be calculated separately and then added together to determine the aggregate OPP pool, which will be the lesser of the sum of the two components and the OPP Cap. At June 30, 2012, 70.0% of the pool has been allocated. The remaining 30.0% will be allocated to the Company's other executives and employees at the discretion of the Company's senior management.

Any awards earned under the OPP agreements will be issued in the form of LTIP Units, which represent units of partnership interest in the OP that are structured as a profits interest in the OP. Subject to the participant's continued employment or service through each vesting date, a portion of any LTIP Units earned will vest on the last day of the performance period and the remainder will vest over a two year period thereafter. This vesting period is intended to create, in the aggregate, up to a five-year retention period with respect to the individuals party to an OPP agreement.

For the three and six months ended June 30, 2012, the Company has recorded expense of $0.6 million and $0.9 million, respectively, for the allocated portion of the OPP agreements.

AMERICAN REALTY CAPITAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
(Unaudited)

Stock Option Plan

The Company has a stock option plan (the “Plan”), which authorizes the grant of nonqualified stock options to the Company’s independent directors, subject to the absolute discretion of the Board of Directors and the applicable limitations of the Plan. The exercise price for all stock options granted under the Plan was fixed at $10.00 per share until the termination of the IPO, and thereafter the exercise price for stock options granted to its independent directors will be equal to the fair market value of a share on the last business day preceding the annual meeting of stockholders. As of June 30, 2012 and December 31, 2011, the Company had granted options to purchase 27,000 shares of common stock at $10.00 per share, each with a two year vesting period and an expiration of 10 years. A total of 1.0 million shares of common stock have been authorized and reserved for issuance under the Plan.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. During the six months ended June 30, 2012 and 2011, no options were forfeited or exercised, and no shares became vested. As of June 30, 2012 and December 31, 2011, unvested options to purchase zero and 9,000 shares of common stock at $10.00 per share remained outstanding with a weighted average contractual remaining life of 6.8 and 7.3 years, respectively.

Restricted Share Plan

We have an employee and director incentive restricted share plan (as amended, the "RSP"). The RSP provides the Company with the ability to grant awards of restricted shares to the Company's directors, officers and employees, employees of entities that provide services to the Company, directors of the entities that provide services to the Company, certain of its consultants or to entities that provide services to the Company. The total number of common shares reserved for issuance under the RSP is equal to 7.7% of the Company's authorized shares, or 18.5 million shares.

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

Any restricted shares paid out under the AICP or OPP would be issued out of the RSP.

Common Stock Awards

	Number of Common Shares Awarded	Weighted-Average Price
Awarded, January 1, 2012	1,505,300	$10.00
Granted	114,468	10.39
Forfeited	—	—
Awarded, June 30, 2012	1,619,768	$10.03

Unvested Common Stock Awards

	Number of Common Shares	Weighted-Average Issue Price
Non-vested, January 1, 2012	1,503,500	$10.00
Granted	114,468	10.39
Vested	(1,516,200)	10.00
Non-vested, June 30, 2012	101,768	$10.44

AMERICAN REALTY CAPITAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
(Unaudited)

The fair value of common stock awards to employees is determined on the grant date using the closing stock price on NASDAQ that day. The fair value of common stock awards to non-employees is determined based on the fair value of the stock at the vesting date.

Prior to March 1, 2012, 1.5 million restricted shares had been issued to independent directors and the Former Advisor. Upon the Listing on March 1, 2012, all unvested restricted shares that had previously been granted became fully vested.

Total share-based compensation expense related to common stock awards for the three and six months ended June 30, 2012 was $42,000 and $13.2 million, respectively, with $42,000 and $0.3 million recognized in general and administrative expenses for the three and six months ended June 30, 2012, and $12.9 million charged to listing and internalization expense for the six months ended June 30, 2012. At June 30, 2012, share-based compensation expense of $1.0 million related to non-vested common stock awards is expected to be recognized over a weighted average period of 3.6 years.

Note 16 — Earnings Per Share

The following is a summary the income and share data used in the basic and diluted earnings per share computations for the three and six months ended June 30, 2012 and 2011 (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income (loss) attributable to stockholders	$4,272	$(9,517)	$(23,801)	$(14,037)
Less: dividends paid on unvested restricted stock	(7)	(253)	(257)	(495)
	$4,265	$(9,770)	$(24,058)	$(14,532)
Weighted average common shares outstanding applicable to basic earnings per share	159,165,544	110,777,070	168,705,683	91,864,174
Dilutive effect of unvested common stock equivalents	59,547	—	—	—
Adjusted weighted average common shares outstanding applicable to diluted earnings per share	159,225,091	110,777,070	168,705,683	91,864,174
Earnings per share attributable to stockholders, basic	$0.03	$(0.09)	$(0.14)	$(0.16)
Earnings per share attributable to stockholders, diluted	$0.03	$(0.09)	$(0.14)	$(0.16)

As of June 30, 2012, 27,000 stock options and 0.1 million unvested restricted shares were outstanding; as of June 30, 2011, 27,000 stock options and 1.5 million unvested restricted shares were outstanding. These items were not included in the calculation of diluted earnings per share for the six months ended June 30, 2012 and the three and six months ended June 30, 2011 since the effect of their inclusion would have been anti-dilutive.

Note 17 — Non-controlling Interests

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

AMERICAN REALTY CAPITAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
(Unaudited)

The following table summarizes the activity related to investment arrangements with unaffiliated third parties (dollar amounts in thousands):

							Distributions
							Three Months Ended June 30,		Six Months Ended June 30,
Property/ Portfolio Name	No. of Buildings	Investment Date	Net Investment Amount	Third Party Ownership Percentage	Total Assets Subject to Investment Agreement	Total Liabilities Subject to Investment Agreement	2012	2011	2012	2011
Walgreens	1	Jul. 2009	$1,068	44%	$3,403	$1,550	$(20)	$(20)	$(40)	$(40)
FedEx/ PNC Bank	2	Jul. 2009 to Jan. 2010	2,002	49%	11,036	8,898	(42)	(42)	(84)	(83)
PNC Bank	1	Sep. 2009	444	35%	3,245	2,284	(8)	(9)	(17)	(17)
CVS	3	Jan. 2010 to Mar. 2010	2,577	49%	10,400	6,629	(49)	(49)	(98)	(98)
Rickett Benckiser	1	Feb. 2010	2,400	15%	27,621	—	(36)	(53)	(87)	(104)
FedEx III	1	Apr. 2010	3,000	15%	30,632	15,000	(65)	(64)	(129)	(127)
BSFS	6	Jun. 2010 to Sep. 2010	6,468	49%	11,869	—	(128)	(128)	(256)	(256)
Brown Shoe/Payless (1)	—	Oct. 2010	—	—%	—	—	(113)	(136)	(248)	(269)
Jared Jewelry	1	May 2010	500	25%	1,541	—	(10)	(10)	(20)	(22)
Total	16		$18,459		$99,747	$34,361	$(471)	$(511)	$(979)	$(1,016)

(1)	Non-controlling interest of $6.0 million was repaid in May 2012.

Note 18 — Subsequent Events

The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q, and determined that there have been no events that have occurred that would require adjustments to our disclosures in the consolidated financial statements except for the following:

Completion of Property Acquisitions

The following table presents certain information about the properties that the Company acquired from July 1, 2012 to July 31, 2012 (dollar amounts in thousands):

	No. of Buildings	Square Feet	Base Purchase Price (1)
Total portfolio – June 30, 2012	486	15,596,881	$2,123,685
Acquisitions	1	8,000	$867
Total portfolio – July 31, 2012	487	15,604,881	$2,124,552

(1)	Contract purchase price, excluding acquisition and transaction related costs.

The acquisition made subsequent to June 30, 2012 was made in the normal course of business and was not individually significant to the total portfolio.

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

We were formed to acquire a diversified portfolio of commercial real estate, primarily freestanding single tenant properties net leased to creditworthy tenants on a long-term basis. In January 2008, we commenced an initial public offering ("IPO") on a "best efforts" basis to sell up to 150.0 million shares of common stock, excluding 25.0 million shares issuable pursuant to a Distribution Reinvestment Plan ("DRIP"), offered at a price of $10.00 per share, subject to certain volume and other discounts. In March 2008, we commenced real estate operations. Our IPO closed in July 2011 and we operated as a non-traded REIT through February 29, 2012.

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

To provide for an orderly transition in conjunction with the Internalization and Listing, we and the OP entered into an agreement, effective as of March 1, 2012, with our Former Advisor, a wholly-owned subsidiary of AR Capital, LLC ("ARC") that managed our day-to-day business and affairs prior to the Internalization, to terminate advisory agreement between us, the OP and the Former Advisor (the "Advisory Agreement") and provide for certain transitional services by our Former Advisor to us. See Note 13 — Related Party Transactions and Arrangements to the consolidated financial statements elsewhere in this report.

In connection with the Listing, we offered to purchase up to $220.0 million in shares of our common stock from stockholders, pursuant to a modified "Dutch Auction" cash tender offer (the "Tender Offer"). As a result of the Tender Offer, on April 4, 2012, we purchased 21.0 million shares of our common stock at a purchase price of $10.50 per share, for an aggregate cost of $220.0 million, excluding fees and expenses relating to the Tender Offer. See Note 9 — Common Stock to the consolidated financial statements elsewhere in this report.

Substantially all of our business is conducted through the OP, a Delaware limited partnership. We are the sole general partner of the OP and own over 99.99% of the partnership interest in the OP. Our Former Advisor is the sole limited partner of the OP and owns less than a 0.01% partnership interest (non-controlling interest) in the OP. The limited partner interests have the right to convert OP units into cash or, at our option, a corresponding number of shares of common stock, as allowed by the limited partnership agreement of the OP.

As of June 30, 2012, we owned 486 properties with 15.6 million square feet of leasable area, 100% leased with a weighted average remaining lease term of 13.0 years. In constructing the portfolio, we have been committed to diversification by industry, tenant and geography.

Our strategy is to own properties leased to investment grade and other creditworthy tenants. As of June 30, 2012, 75% of our average annualized rental income, including annualized rents for properties acquired in 2012, is derived from investment grade tenants, as determined by major credit rating agencies, and 92% of our average annualized rental income, including annualized rents for properties acquired in 2012, is derived from tenants that are rated by major credit rating agencies.

Real estate-related investments may be higher-yield and higher-risk investments than real properties, if we elect to acquire such investments. The real estate-related investments in which we may invest include: (i) mortgage loans; (ii) equity securities such as common stock, preferred stock and convertible preferred securities of real estate companies; (iii) debt securities, such as mortgage-backed securities, commercial mortgages, mortgage loan participations and debt securities issued by other real estate companies; and (iv) certain types of illiquid securities, such as mezzanine loans and bridge loans. Since our inception, we have not acquired any real estate-related investments, other than investments in common stock of other REITs.

Expenses Related to the Listing and Internalization

The Listing occurred on March 1, 2012. In addition, effective as of March 1, 2012, in connection with the Internalization, we provided the Former Advisor with notice of termination of the Advisory Agreement between us, the OP and the Former Advisor.

For the six months ended June 30, 2012, we recognized $17.7 million of costs related to items that resulted from the Listing and Internalization.

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

Results of Operations

As of June 30, 2012, we owned 486 properties that were 100% leased, compared to 368 properties at June 30, 2011. Accordingly, our results of operations for the three and six months ended June 30, 2012, as compared to the three and six months ended June 30, 2011, reflect significant increases in most categories.

Comparison of Three Months Ended June 30, 2012 to Three Months Ended June 30, 2011

Rental Income

Rental income increased $16.1 million to $44.1 million for the three months ended June 30, 2012, compared to $28.1 million for the three months ended June 30, 2011. The increase in rental income was driven by our acquisition of $509.3 million of net leased properties subsequent to June 30, 2011, with total square footage of 4.6 million square feet. These properties were acquired at an average 8.2% capitalization rate, defined as annualized rental income divided by base purchase price. Annualized rental income for net leases represents projected rental income for 2012, including annualized rents for properties acquired in 2012, on a straight-line basis as of June 30, 2012, which includes the effect of tenant concessions such as free rent, as applicable. For modified gross leased properties, annualized rental income represents projected rental income for 2012 on a straight-line basis as of June 30, 2012, which includes the effect of tenant concessions such as free rent, as applicable, plus operating expense reimbursement revenue less property operating expenses.

Our properties are primarily leased from 10 to 30 years primarily to investment grade tenants, as determined by major credit rating agencies. All properties were 100% leased in both periods. During the three months ended June 30, 2012 and 2011, we experienced no property vacancy, tenant turnover, lease renegotiation or major capital expenditures. In addition, until 2011, all of the properties we owned were leased on a net basis where tenants are responsible for property operating expenses. Cash same store rents on the 318 properties held for the full period in both years increased $0.4 million, or 1.6%, to $24.7 million, compared to $24.3 million for the three months ended June 30, 2012 and 2011, respectively. Annualized average rental income per square foot was $11.11 at June 30, 2012 compared to $11.89 at June 30, 2011.

Operating Expense Reimbursements

Operating expense reimbursements increased $0.6 million to $1.5 million for the three months ended June 30, 2012, compared to $0.9 million for three months ended June 30, 2011. Operating expense reimbursements represent reimbursements for taxes, property maintenance and other charges contractually due from tenants per their respective lease agreements. The increase in operating expense reimbursements was driven by our larger real estate portfolio, including properties with modified gross leases.

Acquisition and Transaction Related Costs

Acquisition and transaction related costs decreased $10.6 million to $0.1 million for the three months ended June 30, 2012, compared to $10.7 million for the three months ended June 30, 2011. The decrease in costs was primarily related to a decrease in the number of properties acquired in the three months ended June 30, 2012 compared to 2011. We closed our IPO in July 2011 and have been acquiring properties on a more limited basis since that time.

Property Expenses

Property expenses increased $1.1 million to $2.0 million for the three months ended June 30, 2012, compared to $0.9 million for the three months ended June 30, 2011. Property expenses mainly represent real estate taxes, ground lease rent, insurance and repairs and maintenance expenses. The increase in property expenses was driven by our larger real estate portfolio, including properties with modified gross leases.

Fees to Affiliate

Asset Management Fee:

Prior to Internalization, our Former Advisor was entitled to fees for the management of our day-to-day operations and our properties, as well as fees for purchases and sales of properties. The Former Advisor was paid $1.0 million for fees incurred during the three months ended June 30, 2011. The Former Advisor elected to waive $2.5 million of asset management fees for the three months ended June 30, 2011. During three months ended June 30, 2012, no such fees were incurred.

Property Management Fee:

Prior to the Internalization, our former property manager, an affiliate of our Former Advisor, was entitled to fees to manage and lease our properties. The former property manager elected to waive $0.5 million of property management fees for the three months ended June 30, 2011. During three months ended June 30, 2012, no such fees were incurred.

Incentive Listing Fee:

In connection with the Listing, ARC is entitled to a subordinated incentive listing fee equal to 15.0% of the amount, if any, by which (a) the market value of our common stock, based on the average market value of the shares issued and outstanding at March 1, 2012 over the 30 trading days beginning August 28, 2012, which is the 181st day after the shares were first listed on NASDAQ, plus distributions paid by us, from May 21, 2008 and prior to March 1, 2012, exceeds (b) the sum of the total amount of capital raised from stockholders during the IPO and the amount of cash flow necessary to generate a 6.0% annual cumulative, non-compounded return to such stockholders through March 1, 2012, which equates to a minimum stock price of $9.81 per share. To the extent such fee is earned, payment will initially be in the form of a three year promissory note bearing interest at the applicable federal rate established by the Internal Revenue Service on the date of issuance, payable quarterly in arrears. In the event the subordinated incentive listing fee is earned, at maturity and at the option of the holder, such note can be paid in cash or converted into shares of our common stock, the number of which will be based on the valuation described above, if such conversion occurs. We have the option to prepay the note in cash at any time.

General and Administrative Expenses

General and administrative expenses increased $2.6 million to $3.0 million for the three months ended June 30, 2012, compared to $0.6 million for the three months ended June 30, 2011. The increase in general and administrative expenses primarily related to salaries and benefits of $1.0 million, an increase in professional fees of $0.7 million and state and local income taxes of $0.6 million.

Equity-Based Compensation Expense

Equity-based compensation expenses increased $0.3 million to $0.7 million for the three months ended June 30, 2012, compared to $0.4 million for the three months ended June 30, 2011. The increase in equity-based compensation is primarily related to the adoption of equity-based incentive compensation plans in March 2012.

Depreciation and Amortization Expense

Depreciation and amortization expense increased $11.0 million to $26.2 million for the three months ended June 30, 2012, compared to $15.2 million for the three months ended June 30, 2011. The increase in depreciation and amortization expense was the result of our acquisition of real estate subsequent to June 30, 2011. These properties were placed into service when acquired and are being depreciated for the period held.

Listing and Internalization

As a result of the Listing and Internalization, we incurred additional transfer agent fees totaling certain expenses totaling $0.4 million for the three months ended June 30, 2012.

Interest Expense

Interest expense increased $1.3 million to $10.1 million for the three months ended June 30, 2012, compared to $8.8 million for the three months ended June 30, 2011. The increase in interest expense was mainly the result of interest incurred from borrowings on our revolving credit facility, which, for the three months ended June 30, 2012, had a weighted average balance of $202.6 million at a weighted average effective annualized interest rate of 2.32%. The overall increase in interest expense was partially offset by savings realized from the replacement of $161.2 million of mortgage debt with an average interest rate of 5.43% with financing from a note payable bearing interest at an effective annualized rate of 2.62% in April 2012.

Our interest expense in future periods will vary based on our level of future borrowings, which will depend on the cost of borrowings and the opportunity to acquire real estate assets that meet our investment objectives.

Extinguishment of Debt

We incurred $0.3 million of expenses during the three months ended June 30, 2012, compared to $0.7 million during the three months ended June 30, 2011. The expenses for both periods were in connection with the extinguishment of outstanding indebtedness and related mainly to write-offs of deferred financing costs, discounts and the payment of prepayment fees on the related debt.

Equity in Income of Unconsolidated Joint Venture

Equity in income of unconsolidated joint venture decreased $11,000 to $14,000 for the three months ended June 30, 2012, compared to $25,000 for the three months ended June 30, 2011. This income represents our share of the profit and loss in a joint venture real estate investment that we had with an affiliated entity. The equity in income of the unconsolidated joint venture decreased due to the redemption of our investment in the second quarter of 2012.

Other Income, Net

We had other income, net of $1.5 million for the three months ended June 30, 2012. This income was a result of $1.2 million of gain on our redemption of our investment in the unconsolidated joint venture in the second quarter of 2012 and $0.3 million of income from our common stock investments.

Unrealized Gain (Loss) on Derivative Instruments

Unrealized loss on the fair value of derivative instruments was $9,000 for the three months ended June 30, 2012 compared to a gain of $6,000 for the three months ended June 30, 2011. The unrealized gains and losses are related to marking our derivative instruments to fair value.

Comparison of Six Months Ended June 30, 2012 to Six Months Ended June 30, 2011

Rental Income

Rental income increased $39.4 million to $88.2 million for the six months ended June 30, 2012, compared to $48.8 million for the six months ended June 30, 2011. The increase in rental income was driven by our acquisition of $509.3 million of net leased properties subsequent to June 30, 2011, with total square footage of 4.6 million square feet. These properties were acquired at an average 8.2% capitalization rate, defined as annualized rental income divided by base purchase price. Annualized rental income for net leases represents projected rental income for 2012, including annualized rents for properties acquired in 2012, on a straight-line basis as of June 30, 2012, which includes the effect of tenant concessions such as free rent, as applicable. For modified gross leased properties, annualized rental income represents projected rental income for 2012 on a straight-line basis as of June 30, 2012, which includes the effect of tenant concessions such as free rent, as applicable, plus operating expense reimbursement revenue less property operating expenses.

Our properties are primarily leased from 10 to 30 years primarily to investment grade tenants, as determined by major credit rating agencies. All properties were 100% leased in both periods. During the six months ended June 30, 2012 and 2011, we experienced no property vacancy, tenant turnover, lease renegotiation or major capital expenditures. In addition, until 2011, all of the properties we owned were leased on a net basis where tenants are responsible for property operating expenses. Cash same store rents on the 259 properties held for the full period in both years increased $0.2 million to $34.5 million, compared to $34.3 million for the six months ended June 30, 2012 and 2011, respectively. Annualized average rental income per square foot was $11.11 at June 30, 2012 compared to $11.89 at June 30, 2011.

Operating Expense Reimbursements

Operating expense reimbursements increased $2.0 million to $3.1 million for the six months ended June 30, 2012, compared to $1.1 million for six months ended June 30, 2011. Operating expense reimbursements represent reimbursements for taxes, property maintenance and other charges contractually due from tenants per their respective lease agreements. The increase in operating expense reimbursements was driven by our larger real estate portfolio, including properties with modified gross leases.

Acquisition and Transaction Related Costs

Acquisition and transaction related costs decreased $17.1 million to $0.7 million for the six months ended June 30, 2012, compared to $17.8 million for the six months ended June 30, 2011. The decrease in costs was primarily related to a decrease in the number of properties acquired in the six months ended June 30, 2012 compared to 2011. The Company closed its IPO in July 2011 and has been acquiring properties on a more limited basis since that time.

Property Expenses

Property expenses increased $3.6 million to $4.7 million for the six months ended June 30, 2012, compared to $1.1 million for six months ended June 30, 2011. The increase in property expenses was driven by our larger real estate portfolio, including properties with modified gross leases.

Fees to Affiliate

Asset Management Fee:

Prior to Internalization, our Former Advisor was entitled to fees for the management of our day-to-day operations and our properties, as well as fees for purchases and sales of properties. The Former Advisor was paid $3.5 million during six months ended June 30, 2012 for fees incurred in January and February 2012. The Former Advisor was paid $1.6 million for fees incurred during the six months ended June 30, 2011. The Former Advisor elected to waive $4.4 million of asset management fees for the six months ended June 30, 2011.

Property Management Fee:

Prior to the Internalization, our former property manager, an affiliate of our Former Advisor, was entitled to fees to manage and lease our properties. The former property manager was paid $0.6 million during six months ended June 30, 2012 for fees incurred in January and February 2012. The former property manager elected to waive $0.9 million of property management fees for the six months ended June 30, 2011.

Incentive Listing Fee:

See a description of the Incentive Listing Fee in Comparison of Three Months Ended June 30, 2012 to Three Months Ended June 30, 2011.

General and Administrative Expenses

General and administrative expenses increased $4.3 million to $5.0 million for the six months ended June 30, 2012, compared to $0.7 million for the six months ended June 30, 2011. The increase in general and administrative expenses primarily related to salaries and benefits of $1.2 million, an increase in professional fees of $1.2 million, state and local income taxes of $1.0 million and a $0.3 million increase in rent, utilities and network expenses that were paid by our Former Advisor prior to our Internalization.

Equity-Based Compensation Expense

Equity-based compensation expenses increased $0.5 million to $1.2 million for the six months ended June 30, 2012, compared to $0.7 million for the six months ended June 30, 2011. The increase in equity-based compensation is primarily related to the adoption of equity-based incentive compensation plans in March 2012.

Depreciation and Amortization Expense

Depreciation and amortization expense increased $27.0 million to $52.2 million for the six months ended June 30, 2012, compared to $25.2 million for the six months ended June 30, 2011. The increase in depreciation and amortization expense was the result of our acquisition of real estate subsequent to June 30, 2011. These properties were placed into service when acquired and are being depreciated for the period held.

Expenses Related to the Listing and Internalization

As a result of the Listing and Internalization, we incurred certain expenses totaling $17.7 million for the six months ended June 30, 2012. Of these expenses, $12.9 million related to the vesting of previously issued restricted shares that became fully vested upon the Listing, $3.3 million related to contract termination fees paid to the Former Advisor to terminate the Advisory Agreement with us and $1.5 million related to transition costs.

Interest Expense

Interest expense increased $4.4 million to $19.9 million for the six months ended June 30, 2012, compared to $15.5 million for the six months ended June 30, 2011. The increase in interest expense was mainly the result interest incurred from borrowings on our revolving credit facility, which, for the six months months ended June 30, 2012, had a weighted average balance of $102.3 million at a weighted average effective annualized interest rate of 2.32%. The increase in interest expense was also a result of an to an increase in the average first mortgage debt balance from $506.6 million for the six months ended June 30, 2011 to $604.2 million for three months ended June 30, 2012, due to the financing of a portion of our property acquisitions. The overall increase in interest expense was partially offset by savings realized from the replacement of $161.2 million of mortgage debt with an average interest rate of 5.43% with financing from a note payable bearing interest at an effective annualized rate of 2.62% in April 2012.

Our interest expense in future periods will vary based on our level of future borrowings, which will depend on the cost of borrowings and the opportunity to acquire real estate assets that meet our investment objectives.

Extinguishment of Debt

We incurred $6.9 million of expenses during the six months ended June 30, 2012, compared to $0.7 million during the six months ended June 30, 2011. The expenses for the six months ended June 30, 2012 were in connection with the extinguishment of outstanding mortgage note indebtedness of $161.2 million, which we paid down in April 2012. Of these expenses, $4.6 million related to prepayment fees, derivative instrument termination fees and write-offs of discounts on the related debt and $2.3 million resulted from the write-off of related deferred financing costs. The expenses for the six months ended June 30, 2011 were in connection with the repayment of long-term notes payable in May 2011 and mainly related to the write-offs of deferred financing costs on the related debt.

Equity in Income of Unconsolidated Joint Venture

Equity in income of unconsolidated joint venture decreased $13,000 to $36,000 for the six months ended June 30, 2012, compared to $49,000 for the six months ended June 30, 2011. This income represents our share of the profit and loss in a joint venture real estate investment that we had with an affiliated entity. The equity in income of the unconsolidated joint venture decreased due to the redemption of our investment in the second quarter of 2012.

Other Income (Loss), Net

Other income, net was $1.7 million for the six months ended June 30, 2012, as compared to a loss, net of $0.1 million for the six months ended June 30, 2011. Other income, net for the six months ended June 30, 2012 was primarily related to $1.2 million of gain on our redemption of our investment in the unconsolidated joint venture in the second quarter of 2012 and $0.3 million of dividend income from our common stock investments, of which he had none at June 30, 2011.

Unrealized Gain (Loss) on Derivative Instruments

Unrealized loss on the fair value of derivative instruments was $4.1 million for the six months ended June 30, 2012 compared to a gain of $0.1 million for the six months ended June 30, 2011. In March 2012, we reclassified $4.5 million from other comprehensive income for derivative instruments related to mortgages for which we had made an irrevocable election to prepay and subsequently repaid in April 2012. This was partially offset by a $0.5 million change in the fair value of derivative instruments. For the six months ended June 30, 2011, the unrealized gain was related to marking our derivative instruments to fair value.

Loss on Disposition of Property

Loss on the disposition of property of $44,000 for the six months ended June 30, 2011 was realized from the sale of a property leased to PNC Bank in January 2011.

Cash Flows for the Six Months Ended June 30, 2012

During the six months ended June 30, 2012, net cash provided by operating activities was $60.2 million. The level of cash flows provided by operating activities is affected by acquisition and transaction costs incurred and the timing of interest payments and amount of borrowings outstanding during the period. It is also affected by the receipt of scheduled rent payments. Net cash provided by operating activities primarily relates to net loss adjusted for non-cash items of $49.9 million, a decrease in prepaid expenses and other assets of $9.9 million, an increase in accounts payable and accrued expenses of $0.2 million, and an increase in deferred rent and other liabilities of $0.2 million due to the timing of the receipt of rental payments.

Net cash used in investing activities during the six months ended June 30, 2012 was $6.1 million. Cash used in investing activities was related to $12.9 million for acquisitions and $5.5 million of investments in other assets, partially offset by $12.4 million of distributions received from our unconsolidated joint venture during the six months ended June 30, 2012.

Net cash used in financing activities totaled $75.0 million during the six months ended June 30, 2012. Cash used in financing activities primarily relates to the repurchase of shares of common stock in the amount of $220.0 million pursuant to our Tender Offer, payments on mortgage notes of $162.4 million, distributions to common stockholders of $52.1 million, payments on revolving credit facilities of $33.8 million, payments relating to equity transactions of $10.3 million, payments on extinguishment of debt of $7.9 million, increase in interest in subsidiaries of $6.0 million, payments of financing costs of $3.4 million, payments for other common stock repurchases of $2.9 million and distributions to non-controlling interest holders of $1.0 million. These payments were partially offset by proceeds from the revolving credit facilities of $224.9 million and proceeds from a short-term note of $200.0 million.

Cash paid for interest during the six months ended June 30, 2012 was $15.7 million.

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

Net cash provided by financing activities totaled $947.1 million during the six months ended June 30, 2011. Cash provided by financing activities in 2011 was used for property acquisitions. Cash provided by financing activities were mainly due to proceeds from the issuance of our common stock of $751.1 million and the net proceeds from mortgage notes payable after the effect of principal repayments of $239.0 million, partially offset by distributions to common stockholders of $16.1 million, the repayment of long-term notes payable of $12.8 million, payments of financing costs of $9.3 million, payments for common stock repurchases of $1.9 million, increases in restricted cash of $1.9 million and distributions to non-controlling interest holders of $1.0 million.

Cash paid for interest during the six months ended June 30, 2011 was $13.5 million.

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

As of June 30, 2012, we had $12.4 million of cash and cash equivalents and $19.2 million of marketable securities on hand.

Sources of Funds

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

We consider FFO, and AFFO, which is FFO as adjusted to exclude acquisition-related fees and expenses, amortization of above-market lease assets and liabilities, amortization of deferred financing costs, straight-line rent, non-cash mark-to-market adjustments, amortization of restricted stock, equity-based compensation and non-recurring gains and losses, or AFFO, useful indicators of the performance of a REIT. Because FFO calculations exclude such factors as depreciation and amortization of real estate assets and gains or losses from sales of operating real estate assets (which can vary among owners of identical assets in similar conditions based on historical cost accounting and useful-life estimates), they facilitate comparisons of operating performance between periods and between other REITs in our peer group. Accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves.

Additionally, we believe that AFFO, by excluding acquisition-related fees and expenses, amortization of above-market lease assets and liabilities, amortization of deferred financing costs, straight-line rent, non-cash mark-to-market adjustments, amortization of restricted stock, equity-based compensation and non-recurring gains and losses, provides information consistent with management's analysis of the operating performance of the properties. By providing AFFO, we believe we are presenting useful information that assists investors and analysts to better assess the sustainability of our operating performance. Further, we believe AFFO is useful in comparing the sustainability of our operating performance with the sustainability of the operating performance of other real estate companies, including exchange-traded and non-traded REITs.

As a result, we believe that the use of FFO and AFFO, together with the required GAAP presentations, provide a more complete understanding of our performance relative to our peers and a more informed and appropriate basis on which to make decisions involving operating, financing, and investing activities.

FFO and AFFO are non-GAAP financial measures and do not represent net income as defined by GAAP. FFO and AFFO do not represent cash flows from operations as defined by GAAP, are not indicative of cash available to fund all cash flow needs and liquidity, including our ability to pay distributions, and should not be considered as alternatives to net income, as determined in accordance with GAAP, for purposes of evaluating our operating performance. Other REITs may not define FFO in accordance with the current NAREIT definition (as we do) or may interpret the current NAREIT definition differently than we do and/or calculate AFFO differently than we do. Consequently, our presentation of FFO and AFFO may not be comparable to other similarly titled measures presented by other REITs.

The below table reflects the items deducted or added to net income (loss) in our calculation of FFO and AFFO for the three and six months ended June 30, 2012 and 2011 (in thousands). Items are presented net of non-controlling interest portions where applicable.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012 (1)	2011
Net income (loss) attributable to stockholders (in accordance with GAAP)	$4,272	$(9,517)	$9,873	$(14,037)
Non-cash mark-to-market adjustments	9	(6)	(465)	(148)
Listing and internalization expenses	391	—	391	—
Debt extinguishment expenses	276	720	276	720
Depreciation and amortization	25,788	15,007	51,566	24,718
Loss on disposition of property	—	—	—	44
Other non-cash losses	—	—	—	102
FFO	30,736	6,204	61,641	11,399
Acquisition and transaction related expenses	58	10,688	699	17,820
Amortization of below-market lease liabilities	(76)	(76)	(152)	(152)
Amortization of deferred financing costs	942	1,520	1,890	2,148
Straight-line rent	(1,881)	(1,483)	(3,842)	(2,624)
Equity-based compensation	650	370	1,290	725
AFFO	$30,429	$17,223	$61,526	$29,316

(1)
As adjusted, see reconciliation below for the three months ended March 31, 2012. Adjustments relate to the Listing and Internalization, as well as to normalize periodic expenses based on the Company's anticipated expense structure subsequent to the Internalization.

	January and February 2012	March 2012	Three Months Ended March 31, 2012	Adjustments (1)	Adjusted Three Months Ended March 31, 2012	Three Months Ended June 30, 2012	Adjusted Six Months Ended June 30, 2012
Revenues:
Rental income	$29,386	$14,694	$44,080		$44,080	$44,110	$88,190
Operating expense reimbursements	1,023	511	1,534		1,534	1,538	3,072
Total revenues	30,409	15,205	45,614		45,614	45,648	91,262

Operating expenses:
Acquisition and transaction related	261	380	641	(641)	—	58	58
Property operating	1,793	896	2,689		2,689	1,993	4,682
Fees to affiliate	4,152	—	4,152	(4,152)	—	—	—
General and administrative	902	1,082	1,984	(599)	1,385	3,030	4,415
Equity-based compensation	251	256	507	133	640	650	1,290
Depreciation and amortization	17,344	8,714	26,058		26,058	26,154	52,212
Listing and internalization	—	17,269	17,269	(17,269)	—	391	391
Total operating expenses	24,703	28,597	53,300		30,772	32,276	63,048
Operating income (loss)	5,706	(13,392)	(7,686)		14,842	13,372	28,214

Other income (expenses):
Interest expense	(6,440)	(3,417)	(9,857)		(9,857)	(10,078)	(19,935)
Extinguishment of debt	—	(6,626)	(6,626)	6,626	—	(276)	(276)
Equity in income from unconsolidated joint venture	14	8	22		22	14	36
Other income, net	176	88	264		264	1,452	1,716
Gain (loss) on derivative instruments	—	(4,046)	(4,046)	4,520	474	(9)	465
Total other expenses, net	(6,250)	(13,993)	(20,243)		(9,097)	(8,897)	(17,994)

Net income (loss)	(544)	(27,385)	(27,929)		5,745	4,475	10,220
Net income attributable to noncontrolling interests	(96)	(48)	(144)		(144)	(203)	(347)
Net income (loss) attributable to stockholders	(640)	(27,433)	(28,073)		5,601	4,272	9,873
Net income per share (2)					$0.034	$0.027	$0.061

Funds from operations:
Add: Non-cash mark-to-market adjustments	—	4,046	4,046		(474)	9	(465)
Add: Listing and internalization expenses	—	17,269	17,269		—	391	391
Add: Debt extinguishment expenses	—	6,626	6,626		—	276	276
Add: Depreciation and amortization	17,113	8,665	25,778		25,778	25,788	51,566
Funds from operations	16,473	9,173	25,646		30,905	30,736	61,641
Funds from operations per share (2)					$0.189	$0.193	$0.382

Adjusted funds from operations:
Add: Acquisition and transaction related expenses	641	—	641		641	58	699
Less: Amortization of below-market lease liabilities	(51)	(25)	(76)		(76)	(76)	(152)
Add: Amortization of deferred financing costs	558	390	948		948	942	1,890
Less: Straight-line rent	(1,316)	(645)	(1,961)		(1,961)	(1,881)	(3,842)
Add: Equity based compensation	251	256	507		640	650	1,290
Adjusted funds from operations	$16,556	$9,149	$25,705		$31,097	$30,429	$61,526
Adjusted funds from operations per share (2)					$0.190	$0.191	$0.381

(1)	Adjustments made for items related to the Listing and Internalization, as well as to normalized periodic expenses.

(2)
Based on 163,712,513 shares for the three months ended March 31, 2012 calculation representing the estimated weighted average shares for the three months beginning April 1, 2012, including the effect of the issuer Tender Offer.

Availability of Funds from Revolving Credit Facilities

We have a revolving credit facility with RBS Citizens, N.A. and a syndicate of financial institutions (the "RBS Facility") for an aggregate maximum principal amount of $330.0 million as of June 30, 2012. Additionally, the RBS Facility has an accordion feature that allows it to be increased up to a maximum of $500.0 million under certain conditions. The proceeds of loans made under the RBS Facility may be used to finance the acquisition of net leased, investment or non-investment grade occupied properties or general corporate purposes. Up to $15.0 million of the facility is available for letters of credit. The RBS Facility matures in August 2014.

The RBS Facility bears interest at the rate of (i) LIBOR with respect to Eurodollar rate loans plus a margin 2.05% to 2.85%, depending on our leverage ratio; or (ii) the greater of the federal funds rate plus 1.0% and the interest rate publicly announced by RBS Citizens, N.A. as its ‘‘prime rate’’ or ‘‘base rate’’ at such time with respect to base rate loans plus a margin of 1.25% to 1.75% depending on our leverage ratio.

The RBS Facility requires us to meet certain financial covenants, including the maintenance of certain financial ratios (such as specified debt to equity and debt service coverage ratios) as well as the maintenance of a minimum net worth. As of June 30, 2012, we were in compliance with the financial covenants under the RBS Facility agreement.

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

As of June 30, 2012, there was $201.1 million outstanding on our RBS facility. We had letters of credit in the amount of $0.4 million under our RBS Facility at June 30, 2012. The effective annualized interest rate on our RBS Facility was 2.32% as of June 30, 2012. We had $128.5 million of unused borrowing capacity under the RBS Facility at June 30, 2012. On July 2, 2012, an additional $33.3 million was repaid on the RBS Facility, increasing the unused borrowing capacity on this facility to $161.8 million.

Capital Markets

On May 11, 2012, we filed a universal shelf registration statement on Form S-3 that permits us to sell, at any time and from time to time, in one or more offerings, an indeterminate number, principal amount or liquidation amount of common stock, preferred stock, debt securities, warrants, units or any combination thereof, up to the amount authorized by our charter. As of June 30, 2012, our charter authorized us to issue up to a maximum of 240.0 million shares of common stock (including the shares currently outstanding) and 10.0 million shares of preferred stock; however, our Board of Directors has the ability to amend our charter from time to time to increase or decrease the number of authorized shares. Net proceeds from the securities issued may be used for general corporate purposes, including the funding of our investment activity, the repayment of outstanding indebtedness, working capital or other corporate purposes. No amounts have been issued under this registration statement as of June 30, 2012.

Principal Use of Funds

Acquisitions

Generally, cash needs for property acquisitions will be met through proceeds from the sale of common stock or other securities through public or private offerings, mortgage financings, financings with our revolving credit facility or other loan arrangements. We may also from time to time enter into other agreements with third parties whereby third parties will make equity investments in specific properties or groups of properties that we acquire. Investors should be aware that after a purchase contract that contains specific terms is executed, the property will not be purchased until the successful completion of due diligence and negotiation of final binding agreements. During this period, we may decide to temporarily invest cash and cash equivalents in certain investments that could yield lower returns than the properties. These lower returns may affect our ability to make distributions.

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

On February 15, 2012, our Board of Directors authorized and we declared an annual dividend of $0.70 per share beginning March 2012. The Company’s dividend will be paid monthly to stockholders of record at the close of business on the 8th day of each month payable on the 15th day of such month. Prior to the Listing, we paid our dividends on a daily accrual basis, at a rate equivalent to $0.70 per share per year. In July 2012, our Board of Directors authorized an increase to the annualized dividend to $0.715 per share, payable on September 15, 2012 to stockholders of record at the close of business on September 8, 2012.

During the six months ended June 30, 2012, dividends paid totaled $61.4 million, inclusive of $9.6 million of shares of common stock issued under the DRIP, and excluding $0.3 million paid on unvested restricted stock grants. Dividend payments are dependent on the availability of funds. Our Board of Directors may reduce the amount of dividends paid or suspend dividend payments at any time and therefore dividend payments are not assured.

The following table shows the sources for the payment of dividends to common stockholders for the three months ended March 31, 2012 and the three and six months ended June 30, 2012 (dollar amounts in thousands):

	Three Months Ended		Three Months Ended		Six Months Ended
	March 31, 2012		June 30, 2012		June 30, 2012
	Dividend	Percentage of Dividend	Dividend	Percentage of Dividend	Dividend	Percentage of Dividend
Dividends:
Dividends paid in cash	$24,125		$27,732		$51,857
Dividends reinvested (1)	9,589		—		9,589
Total dividends	$33,714		$27,732		$61,446
Source of dividends:
Cash flows provided by operations (2)	$24,125	72%	$27,732	100%	$51,857	84%
Proceeds from issuance of common stock	—	—%	—	—	—	—%
Common stock issued under the DRIP	9,589	28%	—		9,589	16%
Total sources of dividends	$33,714	100%	$27,732	100%	$61,446	100%
Cash flows provided by operations (GAAP basis) (3)	$34,541		$25,614		$60,155
Net income (loss) attributable to stockholders (in accordance with GAAP)	$(28,073)		$4,272		$(23,801)

(1)	Dividends reinvested pursuant to the DRIP, which do not impact our cash flows.

(2)	Dividends paid from cash provided by operations are derived from cash flows from operations (GAAP basis) for the three and six months ended June 30, 2012.

(3)	Includes the impact of expensing acquisition and transaction related costs as incurred of $0.1 million and $0.7 million for the three and six months ended June 30, 2012, respectively.

For the years ended December 31, 2011, 2010, 2009 and 2008, 94.1%, 84.8%, 57.3% and 100.0% of the amounts distributed by us were paid from cash flow from operations, respectively, with the balance coming from the proceeds from our IPO.

Loan Obligations

The payment terms of our loan obligations vary. In general, interest only amounts are payable monthly with all unpaid principal and interest due at maturity. Some of our loan agreements stipulate that we comply with specific reporting and financial covenants mainly related to debt coverage ratios and loan to value ratios. Each loan that has these requirements has specific ratio thresholds that must be met. As of June 30, 2012, we were in compliance with the debt covenants under our loan agreements.

We began the process to garner a corporate credit rating and received our first rating from a major rating agency in late-2010.  By early-2011, we secured a second corporate credit rating from another major rating agency. At June 30, 2012, we were rated 'Ba2' by a major rating agency and 'BB' with a stable outlook by another major rating agency. We intend to focus on improving our balance sheet and performance metrics in keeping with the rating agencies methodologies. We intend to maintain leverage, coverage and other levels consistent with our existing ratings and to seek to have our ratings increased when appropriate.

As of June 30, 2012, we had non-recourse mortgage indebtedness secured by real estate of $511.5 million, $201.1 million outstanding on our RBS Facility and a $200.0 million note payable. As of June 30, 2012, the weighted average effective interest rate on the $912.7 million of total outstanding debt was 4.01%, or 4.49%% on permanent debt excluding the RBS Facility, which is a revolving line of credit. The weighted average maturity of permanent debt was 4.9 years. At June 30, 2012, our leverage ratio was 34.5% (defined as total indebtedness divided by total capitalization, which includes the market value of our outstanding common stock plus debt). Our net debt-to-annualized EBITDA ratio (excluding charges related to the Listing, Internalization and mortgage prepayment) was 5.47 at June 30, 2012.

Our mortgage indebtedness of $511.5 million bore interest at a weighted average effective annualized rate of 5.22% per annum and had a weighted average maturity of 4.94 years. We may in the future incur additional mortgage debt on the properties we currently own or use long-term non-recourse financing to acquire additional properties in the future.

As of June 30, 2012, there was $201.1 million outstanding on our RBS Facility. We had letters of credit in the amount of $0.4 million under our RBS Facility at June 30, 2012. The effective annualized interest rate on our RBS Facility was 2.32% as of June 30, 2012.

In July 2012, we closed on a new $200.0 million five-year term loan that replaces the Interim Term Loan. The new term loan, for which Wells Fargo is the lead arranger, will bear interest at a floating rate based on the Company’s corporate leverage ratio and matures in June 2017.

Contractual Obligations

The following is a summary of our contractual obligations as of June 30, 2012 (in thousands):

	Total	July 1, 2012 to December 31, 2012	2013 – 2014	2015 – 2016	Thereafter
Principal payments due on mortgage notes payable	$511,543	$833	$38,933	$327,452	$144,325
Interest payments due on mortgage notes payable	133,322	13,432	52,935	33,659	33,296
Principal payments due on note payable (1)	200,000	—	—	—	200,000
Interest payments due on note payable (1)	25,845	2,589	10,326	10,341	2,589
Principal payments due on revolving credit facility	201,138	—	201,138	—	—
Interest payments due on revolving credit facility	10,384	2,456	7,928	—	—
Total	$1,082,232	$19,310	$311,260	$371,452	$380,210

(1)	Based on the July 2012 closing of a new five-year term loan that replaces note payable.

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

Related-Party Transactions and Agreements

Prior to the Internalization, we had agreements with ARC and its wholly-owned affiliates, whereby we paid certain fees or reimbursements to our Former Advisor or its affiliates for acquisition fees and expenses, organization and offering costs, sales commissions, dealer manager fees, asset and property management fees, financing fees and reimbursement of operating costs. See Note 13 — Related Party Transactions and Arrangements to our consolidated financial statements included in this report for a discussion of the various related-party transactions, agreements and fees.

Off-Balance Sheet Arrangements

We had letters of credit in the amount of $0.4 million under the RBS Facility at June 30, 2012. We had $128.5 million of unused borrowing capacity under the RBS Facility at June 30, 2012.

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

As of June 30, 2012, our fixed-rate debt, including debt that has interest rates that are fixed with the use of derivative instruments, had a carrying value of $562.4 million, including discounts and premiums, and a fair value of $584.3 million. Changes in market interest rates on our fixed rate debt impact fair value of the debt, but they have no impact on interest incurred or cash flow. For instance, if interest rates rise 100 basis points and our fixed rate debt balance remains constant, we expect the fair value of our debt to decrease, the same way the price of a bond declines as interest rates rise. The sensitivity analysis related to our fixed-rate debt assumes an immediate 100 basis point move in interest rates from their June 30, 2012 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed rate debt by $26.1 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed-rate debt by $27.9 million.

As of June 30, 2012, we had variable-rate debt with a carrying value of $351.1 million, excluding $54.2 million of variable rate debt that is fixed through the use of hedging instruments. The sensitivity analysis related to our variable-rate debt assumes an immediate 100 basis point move in interest rates from their June 30, 2012 levels, with all other variables held constant. A 100 basis point increase or decrease in variable interest rates on our variable-rate notes payable would increase or decrease our interest expense by $3.5 million annually.

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

No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended June 30, 2012 that has materially affected, or is reasonable likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

As of the end of the period covered by this Quarterly Report on Form 10-Q, we are not a party to, and none of our properties are subject to, any material pending legal proceedings.

Item 1A. Risk Factors

There have been no material changes from the risk factors set forth in our December 31, 2011 Annual Report on Form 10-K/A filed with the SEC on May 11, 2012.

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
Brian D. Jones
Chief Financial Officer and Treasurer (Principal Financial Officer)

Date: July 31, 2012

EXHIBIT INDEX

The following documents are filed as part of this quarterly report:

Exhibit No.	Description
10.17 (1)	Company’s Amended and Restated Restricted Share Plan(12)
10.45 (2)	Third Amendment to Credit Agreement, dated July 2, 2012, by and among American Realty Capital Operating Partnership, L.P., American Realty Capital Trust, Inc. and RBS Citizens Bank, N.A.
10.46 (2)
Amended and Restated Term Loan Agreement, dated July 2, 2012, by and among American Realty Capital Operating Partnership, L.P., American Realty Capital Trust, Inc., Wells Fargo Bank, National Association, TD Bank, N.A., Union Bank, N.A. and other lenders party thereto

10.47 (2)	Note, dated July 2, 2012, issued by American Realty Capital Operating Partnership, L.P. in favor of Wells Fargo Bank, National Association
10.48 (2)	Note, dated July 2, 2012, issued by American Realty Capital Operating Partnership, L.P. in favor of MidFirst Bank
10.49 (2)	Note, dated July 2, 2012, issued by American Realty Capital Operating Partnership, L.P. in favor of U.S. Bank National Association
10.50 (2)	Note, dated July 2, 2012, issued by American Realty Capital Operating Partnership, L.P. in favor of TD Bank, N.A.
10.51 (2)	Note, dated July 2, 2012, issued by American Realty Capital Operating Partnership, L.P. in favor of Branch Banking & Trust Company
10.52 (2)	Amended and Restated Parent Guaranty Agreement, dated July 2, 2012, between American Realty Capital Trust, Inc. and Wells Fargo Bank, National Association
10.53 (2)	Amended and Restated Subsidiary Guaranty Agreement, dated July 2, 2012, between American Realty Capital Operating Partnership, L.P. and Wells Fargo Bank, National Association
31.1 *	Certification required by Rule 13a-14(a) or Rule 15d-14(a)*
31.2 *	Certification required by Rule 13a-14(a) or Rule 15d-14(a)*
32.1 *	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and section 1350 of Chapter 63 of Title 18 of the U.S. Code (18 U.S.C. 1350)*
101 *
XBRL (eXtensible Business Reporting Language). The following materials from American Realty Capital Trust, Inc.'s Quarterly Report on Form 10-Q for the three and six months ended June 30, 2012, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Loss, (iii) the Consolidated Statement of Changes in Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements. As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purpose of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

*	Filed herewith.

(1)	Filed as an exhibit to Registrant's Annual Report on Form 10-K/A for the fiscal year ended December 31, 2011 filed with the SEC on May 11, 2012.

(2)	Filed as an exhibit to a Current Report on Form 8-K filed with the SEC on July 3, 2012.