Form 10-Q
period 2012-09-30
American Realty Capital Trust, Inc.
filed 2012-10-29
CIK 1410997

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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

The number of outstanding shares of the registrant’s common stock on October 29, 2012 was 158,478,679 shares.

AMERICAN REALTY CAPITAL TRUST, INC.

FORM 10-Q
September 30, 2012

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN REALTY CAPITAL TRUST, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)

	September 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Real estate investments, at cost:
Land	$334,470	$325,458
Buildings, fixtures and improvements	1,558,105	1,528,962
Acquired intangible lease assets	276,819	271,751
Total real estate investments, at cost	2,169,394	2,126,171
Less: accumulated depreciation and amortization	(179,730)	(101,576)
Total real estate investments, net	1,989,664	2,024,595
Cash and cash equivalents	5,819	33,329
Investment securities, at fair value	20,247	17,275
Restricted cash	2,772	2,728
Investment in unconsolidated joint venture	—	11,201
Prepaid expenses and other assets	26,528	27,564
Deferred costs, net	14,471	13,883
Total assets	$2,059,501	$2,130,575
LIABILITIES AND EQUITY
Revolving credit facility	$202,307	$10,000
Long-term note payable	235,000	—
Mortgage notes payable	511,144	673,978
Mortgage discount and premium, net	756	679
Below-market lease liabilities, net	7,922	8,150
Derivatives, at fair value	135	8,602
Accounts payable and accrued expenses	78,211	11,706
Deferred rent and other liabilities	4,049	6,619
Dividends payable	—	10,637
Total liabilities	1,039,524	730,371

Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value; 240,000,000 shares authorized, 158,576,630 and 177,963,413 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	1,586	1,780
Additional paid-in capital	1,338,453	1,548,009
Accumulated other comprehensive income (loss)	2,497	(5,053)
Accumulated deficit	(333,601)	(166,265)
Total stockholders’ equity	1,008,935	1,378,471
Non-controlling interests	11,042	21,733
Total equity	1,019,977	1,400,204
Total liabilities and equity	$2,059,501	$2,130,575

The accompanying notes are an integral part of these financial statements.

AMERICAN REALTY CAPITAL TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except for per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues:
Rental income	$44,400	$34,943	$132,590	$83,715
Operating expense reimbursements	1,662	1,252	4,734	2,314
Total revenues	46,062	36,195	137,324	86,029

Operating expenses:
Acquisition and transaction related	534	5,554	1,233	23,377
Property operating	2,797	1,542	7,488	2,666
Fees to affiliate	—	1,022	4,143	2,572
General and administrative	1,586	371	6,600	1,104
Equity-based compensation	798	375	1,955	1,099
Depreciation and amortization	26,309	19,828	78,521	45,015
Listing, internalization and merger	68,106	—	85,766	—
Total operating expenses	100,130	28,692	185,706	75,833
Operating income	(54,068)	7,503	(48,382)	10,196

Other income (expenses):
Interest expense	(10,512)	(10,167)	(30,447)	(25,879)
Extinguishment of debt	—	—	(6,902)	(720)
Equity in income of unconsolidated joint venture	—	22	36	71
Other income, net	264	379	1,980	473
Loss on derivative instruments	—	(3,114)	(4,055)	(2,967)
Loss on disposition of property	—	—	—	(44)
Total other expenses, net	(10,248)	(12,880)	(39,388)	(29,066)
Net loss	(64,316)	(5,377)	(87,770)	(18,870)
Net income attributable to non-controlling interests	(179)	(284)	(526)	(830)
Net loss attributable to stockholders	(64,495)	(5,661)	(88,296)	(19,700)

Other comprehensive income (loss) items:
Designated derivatives, fair value adjustment	27	(838)	4,578	(864)
Unrealized gain (loss) on investment securities, net	1,041	(433)	2,972	(433)
Total other comprehensive income (loss)	1,068	(1,271)	7,550	(1,297)
Comprehensive loss	$(63,427)	$(6,932)	$(80,746)	$(20,997)

Basic and diluted net loss per share attributable to stockholders	$(0.41)	$(0.03)	$(0.54)	$(0.17)

The accompanying notes are an integral part of these financial statements.

AMERICAN REALTY CAPITAL TRUST, INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
For the Nine Months Ended September 30, 2012
(In thousands, except for share data)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stock-holders’ Equity	Non-Controlling Interests	Total Equity
	Number of Shares	Par Value
Balance, December 31, 2011	177,963,413	$1,780	$1,548,009	$(5,053)	$(166,265)	$1,378,471	$21,733	$1,400,204
Common stock repurchased, inclusive of fees and expenses	(20,952,380)	(210)	(232,113)	—	—	(232,323)	—	(232,323)
Repurchase of fractional shares	(12,251)	—	(126)	—	—	(126)	—	(126)
Offering costs	—	—	(686)	—	—	(686)	—	(686)
Common stock issued through distribution reinvestment plan	1,009,415	10	9,579	—	—	9,589	—	9,589
Dividends declared	—	—	—	—	(79,040)	(79,040)	—	(79,040)
Common stock redemptions	(289,685)	(3)	(20)	—	—	(23)	—	(23)
Share based compensation	858,118	9	1,526	—	—	1,535	—	1,535
Amortization of restricted stock	—	—	13,283	—	—	13,283	—	13,283
Increase in interest in subsidiaries	—	—	(999)	—	—	(999)	(10,587)	(11,586)
Contributions from non-controlling interest holders	—	—	—	—	—	—	750	750
Distributions to non-controlling interest holders	—	—	—	—	—	—	(1,380)	(1,380)
Net income (loss)	—	—	—	—	(88,296)	(88,296)	526	(87,770)
Other comprehensive income	—	—	—	7,550	—	7,550	—	7,550
Balance, September 30, 2012	158,576,630	$1,586	$1,338,453	$2,497	$(333,601)	$1,008,935	$11,042	$1,019,977

The accompanying notes are an integral part of this financial statement.

AMERICAN REALTY CAPITAL TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(87,770)	$(18,870)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	62,161	35,778
Amortization of intangibles	16,360	9,237
Amortization of deferred financing costs	5,422	3,641
Amortization (accretion) of mortgage discounts and premiums, net	77	(116)
Equity-based compensation	14,818	1,099
Accretion of below-market lease liability	(228)	(228)
Loss on disposition of property	—	44
Equity in income of unconsolidated joint venture	(36)	(71)
Gain on redemption of investment in unconsolidated joint venture	(1,175)	—
Loss (gain) on derivative instruments	4,055	2,967
Changes in assets and liabilities:
Prepaid expenses and other assets	7,717	(12,378)
Accounts payable and accrued expenses	66,789	21,808
Deferred rent and other liabilities	(2,570)	596
Net cash provided by operating activities	85,620	43,507

Cash flows from investing activities:
Investment in real estate	(43,223)	(920,000)
Investment in other assets	(5,534)	—
Purchase of investment securities	—	(17,624)
Distributions from unconsolidated joint venture	12,412	631
Capital expenditures	(1,513)	(254)
Proceeds from disposition of real estate and other assets	—	581
Net cash used in investing activities	(37,858)	(936,666)

Cash flows from financing activities:
Proceeds from revolving credit facility	269,438	—
Payments on revolving credit facility	(77,131)	—
Proceeds from long-term notes payable	235,000	—
Payments on long-term notes payable	—	(12,790)
Proceeds from mortgage notes payable	—	243,852
Payments on mortgage notes payable	(162,834)	(8,818)
Payments related to extinguishment of debt	(7,942)	—
Payments of financing costs	(5,893)	(18,814)
Proceeds from issuance of common stock, net	—	991,424
Repurchase of common stock	(220,000)	—
Repurchase of fractional shares	(126)	—
Payments of costs for listing, tender offer and registration of common stock	(10,570)	—
Dividends paid	(80,088)	(31,587)
Redemptions paid	(2,866)	(6,443)
Contributions from non-controlling interest holders	750	—
Repayments of investments to non-controlling interest holders	(11,586)	—
Distributions to non-controlling interest holders	(1,380)	(1,528)
Restricted cash	(44)	(2,618)
Net cash provided by (used in) financing activities	(75,272)	1,152,678
Net (decrease) increase in cash and cash equivalents	(27,510)	259,519
Cash and cash equivalents, beginning of period	33,329	31,985
Cash and cash equivalents, end of period	$5,819	$291,504

Supplemental Disclosures:
Cash paid for interest	$25,456	$22,422
Cash paid for income taxes	303	144
Non-Cash Investing and Financing Activities:
Common stock issued through distribution reinvestment plan	9,589	25,004
Mortgages assumed in real estate acquisitions	—	41,279

The accompanying notes are an integral part of these financial statements.

AMERICAN REALTY CAPITAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
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

To provide for an orderly transition in conjunction with the Internalization and the Listing, the Company and American Realty Capital Operating Partnership, L.P. (the "OP") entered into an agreement, effective as of March 1, 2012, with the Former Advisor, a wholly-owned subsidiary of AR Capital, LLC ("ARC") that managed the day-to-day business and affairs of the Company prior to the Internalization, to terminate the advisory agreement between the Company, the OP and the Former Advisor (the "Advisory Agreement") and provide for certain transitional services to the Company. See Note 14 — Related Party Transactions and Arrangements.

In connection with the Listing, the Company offered to purchase up to $220.0 million in shares of its common stock from stockholders, pursuant to a modified "Dutch Auction" cash tender offer (the "Tender Offer"). As a result of the Tender Offer, on April 4, 2012, the Company purchased 21.0 million shares of its common stock at a purchase price of $10.50 per share, for an aggregate cost of $220.0 million, excluding fees and expenses relating to the Tender Offer. See Note 10 — Common Stock.

Substantially all of the Company's business is conducted through the OP, a Delaware limited partnership. The Company is the sole general partner of the OP and owns substantially all of the partnership interest in the OP. The Former Advisor is a limited partner of the OP and owns a nominal partnership interest (non-controlling interest) in the OP. The limited partner interests have the right to convert OP units into cash or, at the Company's option, a corresponding number of shares of the Company's common stock, as allowed by the limited partnership agreement of the OP.

As of September 30, 2012, the Company owned 507 properties with 15.8 million square feet of leasable area, 100% leased with a weighted average remaining lease term of 12.7 years. In constructing the portfolio, the Company has been committed to diversification by industry, tenant and geography.

Note 2 — Merger Agreement

On September 6, 2012, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Realty Income Corporation, a Maryland corporation ("Realty"), and Tau Acquisition LLC, a Delaware limited liability company and wholly owned subsidiary of Realty ("Merger Sub"). The Merger Agreement provides for the merger of the Company with and into Merger Sub (the "Merger"), with Merger Sub surviving as a wholly owned subsidiary of Realty. The Board of Directors of the Company has unanimously approved the Merger Agreement, the Merger and the other transactions contemplated by the Merger Agreement.

Pursuant to the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the Merger (the "Effective Time"), each outstanding share of common stock, par value $0.01 per share, of the Company ("Company Common Stock"), will be converted into the right to receive 0.2874 shares of common stock, par value $0.01 per share, of Realty ("Realty Common Stock").

The Merger Agreement provides that any options to purchase shares of Company Common Stock that are outstanding and unexercised at the Effective Time will be deemed subject to a cashless exercise and the holder thereof will be deemed to receive a number of shares of Company Common Stock equal to (a) the number of shares of Company Common Stock subject to each such option, less (b) the number of shares of Company Common Stock equal in value to the aggregate exercise price of each option, assuming a fair market value of a share of Company Common Stock equal to the closing price of the Company Common Stock on the last completed trading day immediately prior to the consummation of the Merger, which shares of Company Common Stock will be converted into the right to receive 0.2874 shares of Realty Common Stock. In addition, immediately prior to the Effective Time, the vesting of each share of Company restricted stock will be accelerated, and each such share will be converted into the right to receive 0.2874 shares of Realty Common Stock.

The Company and Realty have made certain customary representations and warranties to each other in the Merger Agreement. The Company has agreed, among other things, not to solicit, initiate, knowingly encourage or facilitate any inquiry, discussion, offer or request from third parties regarding other proposals to acquire the Company and not to engage in any discussions or negotiations regarding any such proposal, or furnish to any third party non-public information regarding the Company. The Company has also agreed to certain other restrictions on its ability to respond to any such proposals. The Merger Agreement also includes certain termination rights for both the Company and Realty and provides that, in connection with the termination of the Merger Agreement, under specified circumstances, (i) the Company may be required to pay to Realty a termination fee of $51.0 million and/or reimburse Realty’s transaction expenses in an amount equal to $4.0 million and (ii) Realty may be required to reimburse the Company’s transaction expenses in an amount equal to $4.0 million.

The completion of the Merger is subject to various conditions, including, among other things, the approval by the Company's stockholders of the Merger and the other transactions contemplated by the Merger Agreement, the approval by Realty's stockholders of the issuance of Realty Common Stock in connection with the Merger and certain consents having been obtained. Realty and the Company filed preliminary joint proxy materials (Form S-4) with the Securities and Exchange Commission on October 1, 2012. Complete information on the Merger, including the Merger background, reasons for the Merger, who may vote, how to vote and the time and place of the Company stockholder meeting will be included in a definitive proxy statement to be filed in November 2012. As of September 30, 2012, the Company has incurred $4.9 million for legal, consulting and other expenses related to the Merger. The Merger is expected to close during the fourth quarter of 2012 or early in the first quarter of 2013.

Note 3 — Listing and Internalization

The Listing occurred on March 1, 2012. In addition, effective March 1, 2012, in connection with the Internalization, the Company provided the Former Advisor with notice of termination of the Advisory Agreement. For the nine months ended September 30, 2012, the Company incurred $17.7 million of expenses that resulted from the Listing and Internalization, respectively. Of the $17.7 million of expenses for the nine months ended September 30, 2012, $12.9 million related to the vesting of previously issued restricted shares of common stock that became fully vested upon the Listing of the Company, $3.3 million related to a contract termination fee paid to the Former Advisor to terminate the Advisory Agreement and $1.5 million related to transfer agent fees and other transition costs.

In conjunction with the Internalization, the Company paid the Former Advisor $5.5 million for certain tangible and intangible assets. This transaction was accounted for as a business combination, which requires the Company to allocate the $5.5 million first to the fair value of identifiable assets, with any excess amounts allocated to goodwill. In accordance with accounting guidance, the Company has one year to finalize the amounts allocated to the fair value of the assets it acquired and to goodwill. Any amounts allocated to identifiable assets, except for any indefinite or non-amortizing intangibles identified, will be depreciated or amortized in accordance with the Company's policy. Amounts allocated to goodwill will be periodically and at least annually evaluated for impairment. At September 30, 2012, the entire $5.5 million is recorded in prepaid expenses and other assets on the consolidated balance sheet as the Company finalizes its accounting for the business combination. See Note 14 — Related Party Transactions and Arrangements.

AMERICAN REALTY CAPITAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(Unaudited)

Note 4 — Summary of Significant Accounting Policies

The financial statements of the Company included herein were prepared in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the results for the entire year or any subsequent interim period. These financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2011, which are included in the Company’s Form 10-K filed with the SEC on February 15, 2012 and as amended on May 11, 2012.

The Company’s significant accounting policies are described in Note 2 to the consolidated financial statements in the Company’s Form 10-K for the year ended December 31, 2011. There have been no material changes to these policies during the three and nine months ended September 30, 2012, except for the following:

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
September 30, 2012
(Unaudited)

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

In July 2012, the FASB issued revised guidance intended to simplify how an entity tests indefinite-lived intangible assets for impairment. The amendments will allow an entity first to assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test. An entity will no longer be required to calculate the fair value of an indefinite-lived intangible asset and perform the quantitative test unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments are effective for annual and interim indefinite-lived intangible asset impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The Company does not expect the adoption to have a material impact on the Company’s consolidated financial statements.

Note 5 — Real Estate Investments

The following table presents the allocation of the assets acquired and liabilities assumed during the periods presented (dollar amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Real estate investments, at cost:
Land	$6,022	$21,259	$9,012	$153,609
Buildings, fixtures and improvements	20,939	164,459	29,143	688,075
Total tangible assets	26,961	185,718	38,155	841,684
Acquired intangibles:
In-place leases	3,315	27,756	5,068	119,264
Mortgage assumed	—	(10,528)	—	(41,279)
Mortgage discount	—	—	—	331
Total assets acquired, net	$30,276	$202,946	$43,223	$920,000
Number of properties purchased	21	37	25	147

AMERICAN REALTY CAPITAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(Unaudited)

The Company acquires and operates commercial properties. All such properties may be acquired and operated by the Company alone or jointly with another party. As of September 30, 2012, all of the properties the Company owned were 100% leased. The Company acquired the following properties during the nine months ended September 30, 2012 (dollar amounts in thousands other than annualized average rental income per square foot):

Property	Acquisition Date	No. of Buildings	Square Feet	Ownership Percentage	Remaining Lease Term(1)	Base Purchase Price(2)	Capitalization Rate(3)	Annualized Rental Income/NOI(4)

Portfolio as of Dec. 31, 2011		482	15,514,727	Various	12.8	$2,110,738	8.16%	$172,150

Acquisitions for the nine months ended September 30, 2012:
Tractor Supply V	Jan. 2012	1	19,097	100%	13.2	4,280	8.27%	354
Tractor Supply VI	Jan. 2012	2	41,767	100%	9.9	6,291	8.52%	536
FedEx XIV Expansion	Jun. 2012	—	13,200	100%	9.5	1,657	9.11%	151
Family Dollar	Jun., Jul. & Aug. 2012	7	61,875	100%	9.9	6,053	8.62%	522
Family Dollar II	Aug. & Sep. 2012	3	24,365	100%	9.8	3,127	8.73%	273
Lockheed Martin Expansion	Aug. 2012	—	23,414	100%	7.3	14	13.10%	2
Ruby Tuesday	Aug. 2012	7	35,788	100%	6.5	13,285	8.41%	1,117
Advance Auto V	Sep. 2012	1	7,000	100%	8.8	1,051	8.56%	90
Bojangles II	Sep. 2012	4	12,988	100%	10.6	7,465	8.01%	598

Subtotal for the nine months September 30, 2012		25	239,494		9.2	43,223	8.43%	3,643

Total		507	15,754,221		12.7	$2,153,961	8.16%	$175,793
Annualized average rental income per square foot			$11.16
Other investments (5)						17,625
Total investment portfolio						$2,171,586

(1)
Remaining lease term as of September 30, 2012, in years. If the portfolio has multiple locations with varying lease expirations, remaining lease term is calculated on a weighted-average basis. Total remaining lease term is an average of the remaining lease term of the total portfolio.

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

(4)
Annualized rental income/NOI for net leases is projected rental income for 2012, including annualized rents for properties acquired in 2012, on a straight-line basis, as of September 30, 2012, which includes the effect of tenant concessions such as free rent, as applicable. For modified gross leased properties, amount is projected rental income for 2012, on a straight-line basis, as of September 30, 2012, which includes the effect of tenant concessions such as free rent, as applicable, plus operating expense reimbursement revenue less property operating expenses.

(5)	Includes a $17.6 million (cost basis) investment in the common stock of certain publicly traded REITs. See Note 6 — Investment Securities.

AMERICAN REALTY CAPITAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(Unaudited)

Future Lease Payments

The following table presents future minimum base rental cash payments due to the Company subsequent to September 30, 2012. These amounts exclude contingent rentals that may be collected from certain tenants based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes among other items (amounts in thousands):

Period	Future Minimum Base Rent Payments
October 1, 2012 to December 31, 2012	$42,894
2013	172,448
2014	174,861
2015	175,888
2016	175,909
Thereafter	1,493,192
Total	$2,235,192

Tenant Concentration

The following table lists tenants whose annualized rental income or NOI, on a straight-line basis, represented greater than 10% of consolidated annualized rental income as of September 30, 2012 and 2011:

	September 30, 2012	September 30, 2011
FedEx	17%	15%
Walgreens	*	12%

*	Tenant's annualized rental income or NOI, on a straight-line basis, was not greater than 10% of total annualized rental income for all portfolio properties as of the dates specified.

The termination, delinquency or non-renewal of one of the above tenants may have a material adverse effect on revenues. No other tenant represented more than 10% of the annualized rental income for the periods presented.

Geographic Concentration

The following table lists the states where the Company has concentrations of properties whose annualized rental income or NOI, on a straight-line basis, represented greater than 10% of consolidated annualized rental income as of September 30, 2012 and 2011:

	September 30, 2012	September 30, 2011
New York	12%	10%

No other state had properties that in total represented more than 10% of the annualized rental income or NOI as of the dates presented.

AMERICAN REALTY CAPITAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(Unaudited)

Note 6 — Investment Securities

At September 30, 2012, the Company had investments in common stock with a fair value of $20.2 million. These investments are accounted for as available-for-sale investments and therefore increases or decreases in the fair value of these investments are recorded in accumulated other comprehensive income as a component of equity on the balance sheet unless the securities are considered to be permanently impaired at which time the losses would be reclassified to expense.

The following table details the unrealized gains and losses on investment securities as of the dates indicated (in thousands):

	September 30, 2012
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Common stock	$17,625	$2,622	$—	$20,247

	December 31, 2011
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Common stock	$17,625	$246	$(596)	$17,275

Note 7 — Revolving Credit Facility

In August 2011, the Company entered into a revolving credit facility with RBS Citizens, N.A. and a syndicate of financial institutions (the "RBS Facility") for an aggregate maximum principal amount of $330.0 million at September 30, 2012. Additionally, the RBS Facility has an accordion feature that allows it to be increased up to a maximum of $500.0 million under certain conditions. The proceeds of loans made under the RBS Facility may be used to finance the acquisition of net leased, investment or non-investment grade occupied properties or for general corporate purposes. Up to $15.0 million of the facility is available for letters of credit. The RBS Facility matures in August 2014.

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

The RBS Facility requires the Company to meet certain financial covenants, including the maintenance of certain financial ratios (such as specified debt to equity and debt service coverage ratios) as well as the maintenance of a minimum net worth. As of September 30, 2012, the Company was in compliance with the financial covenants under the RBS Facility agreement.

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

As of September 30, 2012, there was $202.3 million outstanding on the RBS Facility. The Company had letters of credit in the amount of $0.4 million under the RBS Facility at September 30, 2012. The effective annualized interest rate on the RBS Facility was 2.47% as of September 30, 2012. The Company had $127.3 million of unused borrowing capacity under the RBS Facility at September 30, 2012.

AMERICAN REALTY CAPITAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(Unaudited)

Note 8 — Long-Term Note Payable

In April 2012, through the OP, the Company entered into an agreement with Wells Fargo Bank, National Association ("Wells Fargo") for an interim term loan in the amount of $200.0 million (the "Interim Term Loan"). Proceeds from the Interim Term Loan were used to prepay $161.2 million of the Company’s outstanding mortgage indebtedness and related prepayment and other costs and to repay $23.8 million of the RBS Facility.

The Interim Term Loan was repaid in July 2012 with proceeds from a new $235.0 million five-year term loan (the "Term Loan") that bears interest at the rate of LIBOR with respect to Eurodollar rate loans plus a margin of 1.95% to 2.75%, depending on the Company's leverage ratio. The Term Loan requires interest-only payments until maturity in June 2017. Excess proceeds, after expenses and the repayment of the Interim Term Loan, were used to repay $33.3 million of the RBS Facility. As of September 30, 2012, the Company had $235.0 million outstanding on the Term Loan, which bore interest at an effective annualized rate of 2.61%.

The Term Loan requires and the Interim Term Loan required the Company to meet certain financial covenants, including the maintenance of certain financial ratios (such as specified debt to equity and debt service coverage ratios) as well as the maintenance of a minimum net worth.  As of September 30, 2012, the Company was in compliance with the financial covenants under the Term Loan agreement.

Note 9 — Mortgage Notes Payable

The Company’s mortgage notes payable consist of the following (dollar amounts in thousands):

	Encumbered Properties	Outstanding Loan Amount	Weighted Average Effective Interest Rate(1)	Weighted Average Maturity(2)
September 30, 2012	171	$511,144	5.22%	4.69
December 31, 2011	254	$673,978	5.27%	5.21

(1)
Mortgage notes payable have fixed rates or rates that are fixed through the use of interest rate hedging instruments. Effective interest rates range from 4.09% to 6.97% at September 30, 2012 and December 31, 2011.

(2)	Weighted average remaining years until maturity as of the periods presented.

The Company’s sources of mortgage loan financing generally require financial covenants, including restrictions on corporate guarantees, the maintenance of certain financial ratios (such as specified debt to equity and debt service coverage ratios) as well as the maintenance of a minimum net worth. As of September 30, 2012, the Company was in compliance with the debt covenants under the mortgage loan agreements.

In April 2012, the Company prepaid $161.2 million of mortgage indebtedness and related prepayment costs. In connection with the Company's extinguishment of outstanding indebtedness, the Company incurred $4.6 million of prepayment penalties and fees related to the termination of certain interest rate derivative arrangements that were associated with the extinguished mortgages and wrote off $2.3 million of related deferred financing costs and unamortized mortgage discounts during the nine months ended September 30, 2012.

AMERICAN REALTY CAPITAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(Unaudited)

The following table summarizes the scheduled aggregate principal repayments subsequent to September 30, 2012 (amounts in thousands):

Period	Total
October 1, 2012 to December 31, 2012	$443
2013	5,922
2014	33,031
2015	87,744
2016	239,868
Thereafter	144,136
Total	$511,144

Note 10 — Common Stock

The Company listed its common stock on NASDAQ under the symbol "ARCT" on March 1, 2012. As of September 30, 2012 and December 31, 2011, the Company had 158.6 million and 178.0 million shares of common stock outstanding, respectively.

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

In February 2012, the Company’s Board of Directors authorized and the Company declared an annual dividend of $0.70 per share or $0.0583 per share per month, which was paid to stockholders of record at the close of business on the 8th day of each month and payable on the 15th day of such month.

In July 2012, the Company's Board of Directors authorized and the Company declared an increased annual dividend of $0.715 per share, or $0.0596 per share per month, payable, but not guaranteed, monthly to stockholders of record at the close of business on the 8th day of each month and payable on the 15th day of such month. The first dividend at such rate was paid on September 15, 2012 to stockholders of record at the close of business on September 8, 2012.

Prior to February 2012, the Company had a DRIP whereby stockholders could elect to have their distributions reinvested in shares of common stock at $9.50 per share. In February 2012, at the time the Company announced its intention to list its common stock on NASDAQ, the DRIP was suspended. On a cumulative basis, 6.3 million shares were issued under the DRIP.

Prior to February 2012, the Company had a Share Repurchase Program ("SRP") whereby stockholders could sell their shares to the Company in limited circumstances. In February 2012, at the time the Company announced its intention to list its common stock on NASDAQ, the SRP was terminated. On a cumulative basis, 1.4 million shares were repurchased under the SRP.

In May 2012, the Company filed a universal shelf registration statement on Form S-3 that permits the Company to sell, at any time and from time to time, in one or more offerings, an indeterminate number, principal amount or liquidation amount of common stock, preferred stock, debt securities, warrants, units or any combination thereof, up to the amount authorized by the Company's charter. As of September 30, 2012, the Company's charter authorized the Company to issue up to a maximum of 240.0 million shares of common stock (including the shares currently outstanding) and 10.0 million shares of preferred stock; however, the Board of Directors has the ability to amend the Company's charter from time to time to increase or decrease the number of authorized shares. Net proceeds from the securities issued may be used for general corporate purposes, including the funding of the Company's investment activity, the repayment of outstanding indebtedness, working capital or other corporate purposes. No amounts have been issued under this registration statement as of September 30, 2012.

AMERICAN REALTY CAPITAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(Unaudited)

Note 11 — Fair Value of Financial Instruments

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of September 30, 2012 and December 31, 2011, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

AMERICAN REALTY CAPITAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(Unaudited)

The following table presents information about the Company’s assets and liabilities (including derivatives that are presented net) measured at fair value on a recurring basis as of September 30, 2012 and December 31, 2011, aggregated by the level in the fair value hierarchy within which those instruments fall (amounts in thousands):

	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
September 30, 2012
Investments in common stock	$20,247	$—	$—	$20,247
Interest rate swap, collar and cap derivatives, net	$—	$135	$—	$135
December 31, 2011
Investments in common stock	$17,275	$—	$—	$17,275
Interest rate swap and collar derivatives, net	$—	$8,602	$—	$8,602

A review of the fair value hierarchy classification is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain assets. There were no transfers between Level 1, 2 or 3 of the fair value hierarchy during the nine months ended September 30, 2012.

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

The fair values of the Company’s financial instruments that are not reported at fair value on the consolidated balance sheet are reported below (amounts in thousands):

		Carrying Amount (1) at	Fair Value at	Carrying Amount (1) at	Fair Value at
	Level	September 30, 2012	September 30, 2012	December 31, 2011	December 31, 2011
Mortgage notes payable	3	$511,900	$539,204	$674,657	$687,481
Long-term note payable	3	$235,000	$235,000	$—	$—
Revolving credit facility	3	$202,307	$202,307	$10,000	$10,000

(1)	Carrying amount includes premiums and discounts on mortgage notes payable.

Note 12 — Derivatives and Hedging Activities

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

AMERICAN REALTY CAPITAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(Unaudited)

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the balance sheets as of September 30, 2012 and December 31, 2011 (amounts in thousands):

	Balance Sheet Location	September 30, 2012	December 31, 2011
Derivatives designated as hedging instruments:
Interest Rate Products	Derivatives, at fair value	$(135)	$(7,702)
Derivatives not designated as hedging instruments:
Interest Rate Products	Derivatives, at fair value	$—	$(900)

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

As of September 30, 2012, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (dollar amounts in thousands):

Interest Rate Derivative	Number of Instruments	Notional Amount
Interest Rate Swap	1	$81
Interest Rate Collar	1	4,115

As of December 31, 2011, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (dollar amounts in thousands):

Interest Rate Derivative	Number of Instruments	Notional Amount
Interest Rate Swaps	10	$106,348
Interest Rate Collar	1	4,115

AMERICAN REALTY CAPITAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(Unaudited)

The table below details the location in the financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the three and nine months ended September 30, 2012 and 2011 (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Amount of loss recognized in accumulated other comprehensive income as interest rate derivatives (effective portion)	$(6)	$(1,368)	$(497)	$(2,464)
Amount of loss reclassified from accumulated other comprehensive income into income as interest expense or extinguishment of debt costs (effective portion)	$(33)	$(528)	$(5,077)	$(1,600)
Amount of gain (loss) recognized in income on derivative as loss on derivative instruments (ineffective portion and amount excluded from effectiveness testing)	$—	$(20)	$(4,432)	$(83)

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

As of September 30, 2012, the Company had the following outstanding interest rate derivatives that were not designated as cash flow hedges in qualifying hedging relationships (dollar amounts in thousands):

Interest Rate Derivative	Number of Instruments	Notional Amount
Interest Rate Cap	1	$50,000

As of December 31, 2011, the Company had the following outstanding interest rate derivatives that were not designated as cash flow hedges in qualifying hedging relationships (dollar amounts in thousands):

Interest Rate Derivative	Number of Instruments	Notional Amount
Interest Rate Collar	1	$22,680

AMERICAN REALTY CAPITAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(Unaudited)

The table below details the amount and location in the financial statements of the gain or loss recognized on derivatives not designated as hedging instruments for the three and nine months ended September 30, 2012 and 2011 (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Location of Gain or (Loss) Recognized in Income on Derivative:
Interest expense	$—	$(195)	$—	$(578)
Gains (losses) on derivative instruments	$—	$122	$(53)	$298
Total	$—	$(73)	$(53)	$(280)

Credit-risk-related Contingent Features

The Company has agreements with each of its derivative counterparties that contain a provision where if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations.

As of September 30, 2012, the fair value of derivatives in a net liability position related to these agreements was $0.1 million. As of September 30, 2012, the Company has not posted any collateral related to these agreements and was not in breach of any agreement provisions. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value of $0.1 million at September 30, 2012.

Note 13 — Commitments and Contingencies

Litigation

In the ordinary course of business, the Company may become subject to litigation or claims. There are no material legal proceedings pending or known to be contemplated against the Company, except for the following:

Since the announcement of the Merger Agreement on September 6, 2012, six alleged class actions and/or shareholder derivative actions have been filed on behalf of alleged stockholders of the Company and/or the Company itself in the Circuit Court for Baltimore City, Maryland, under the following captions: Quaal v. American Realty Capital Trust Inc., et al., No. 24-C-12-005306, filed September 7, 2012; Hill v. American Realty Capital Trust, Inc., et al., No. 24-C-12-005502, filed September 19, 2012; Goldwurm v. American Realty Capital Trust, Inc., et al., No. 24-C-12-005524, filed September 20, 2012; Gordon v. Schorsch, et al., No. 24-C-12-005571, filed September 21, 2012; Gregor v. Kahane, et al., No. 24-C-12-005563, filed September 21, 2012; and Rooker v. American Realty Capital Trust, Inc., et al., No. 24-C-12-005924. Plaintiffs in four of the Maryland actions, Quaal, Hill, Gordon, and Gregor, moved to consolidate the actions and to appoint Brower Piven, P.C. as lead counsel for plaintiffs, with support from the plaintiff in the Rooker action. Plaintiff in the other outstanding Maryland action, Goldwurm, filed a cross-motion to consolidate and to appoint Faruqi & Faruqi LLP as lead counsel.

Two alleged class actions also have been filed on behalf of alleged stockholders of the Company in the Supreme Court of the State of New York for New York, New York, under the following captions: The Carol L. Possehl Living Trust v. American Realty Capital Trust, Inc., et al., No. 653300-2012, filed September 20, 2012; and Salenger v. American Realty Capital Trust, Inc. et al., No. 353355-2012, filed September 25, 2012. On October 18, 2012, the cases were consolidated under the caption In re American Realty Capital Trust Shareholders Litigation, and on October 19, 2012, defendants filed a petition to stay the consolidated case pending resolution of the actions in Maryland.

AMERICAN REALTY CAPITAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(Unaudited)

All of these complaints name as defendants the Company, members of the Company's Board of Directors, Realty and Merger Sub. In each case, the plaintiffs allege that the Company's Directors breached their fiduciary duties to the Company and/or its stockholders in negotiating and approving the Merger Agreement, that the consideration negotiated in the Merger Agreement improperly values the Company, that the Company's stockholders will not receive fair value for their common stock of the Company in the Merger, and that the terms of the Merger Agreement impose improper deal-protection devices that purportedly preclude competing offers. The complaints further allege that Realty, Merger Sub and, in some cases, the Company aided and abetted those alleged breaches of fiduciary duty. Plaintiffs seek injunctive relief, including enjoining or rescinding the Merger, and an award of other unspecified attorneys’ and other fees and costs, in addition to other relief.

The cases involve complex issues of law and fact and have not yet progressed to the point where the Company can:

•	predict their outcomes;

•	estimate damages that might result from the cases; or

•	predict the effects that final resolutions that the cases might have on its business, financial condition or results of operations, although such effects could be materially adverse.

The Company believes these allegations to be without merit. The Company intends to seek dismissal of the lawsuits for failure to state a valid legal claim, and if the cases are not dismissed on motion, to vigorously defend itself against these allegations. The Company maintains directors and officers liability insurance which the Company believes should provide coverage to the Company and its officers and directors for most or all of any costs, settlements or judgments resulting from the lawsuits.

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

Note 14 — Related Party Transactions and Arrangements

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

Fees in Connection with the Merger

The Company entered into agreements with an affiliate, ARC Advisory Services, LLC, to provide legal services up to the date that the Company entered into the Merger Agreement and until the Merger closes. The Company has agreed to pay $1.6 million pursuant to these contracts. As of September 30, 2012, the Company has incurred $1.3 million of expenses pursuant to these agreements, which includes amounts for services provided as of that date.

The Company entered into an agreement with an affiliate, ARC Advisory Services, LLC, to provide support services including legal, accounting, marketing, human resources and information technology, among other services, until the earlier of the Merger closing date or one year. The agreement provides for reimbursement for actual costs and expenses incurred in providing such services. As of September 30, 2012 the Company has incurred $25,000 for services pursuant to this agreement.

AMERICAN REALTY CAPITAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(Unaudited)

The Company entered into an agreement with affiliates Realty Capital Securities, LLC and ARC Advisory Services, LLC, to provide financial advisory and information agent services related to the proxy solicitation seeking approval of the Merger by the Company's stockholders which services are expected to be provided in the third and fourth quarters of 2012. Services to be provided include facilitation of the preparation, distribution and accumulation and tabulation of proxy materials, stockholder, analyst and financial advisor communications and consultation on materials and communications made to the public and regulatory agencies regarding the Merger. The Company has agreed to pay $1.5 million pursuant to this contract. As of September 30, 2012, the Company has incurred $0.5 million of expenses pursuant to this agreement, which includes amounts for services provided as of that date.

The Company is party to a license agreement with its affiliates, the Former Advisor and ARC, pursuant to which the Company licenses office space in New York, New York, Dresher, Pennsylvania and Palo Alto, California. The Company has agreed to indemnify the the Former Advisor and ARC against liabilities resulting from the Company's use and/or occupancy of the licensed space, including attorney’s fees and costs. This license agreement will be terminated concurrently with the closing of the Merger.

Incentive Listing Fee

In connection with the Listing, ARC was entitled to a subordinated incentive listing fee equal to 15.0% of the Excess Value Amount. The Excess Value Amount is defined as the amount, if any, by which (a) the market value of the Company’s common stock, based on the volume-weighted average of the daily volume-weighted average price, increased by the cumulative dividends paid by the Company during the measurement period for each day following the ex-dividend date of each respective dividend on September 5, 2012 and October 3, 2012, as declared by NASDAQ, of the shares issued and outstanding at the Listing over the 30 trading days beginning August 28, 2012, which is the 181st day after the shares were first listed on NASDAQ ("Seasoned Average Market Value"), plus (b) distributions paid by the Company, from May 21, 2008 and prior to March 1, 2012, exceeds (c) the sum of the total amount of capital raised from stockholders during the IPO and (d) the amount of cash flow necessary to generate a 6.0% annual cumulative, non-compounded return to such stockholders through March 1, 2012, which equated to a minimum stock price of $9.81 per share.

Payment of such fee was initially to be made in the form of a three year promissory note bearing interest at the applicable federal rate established by the Internal Revenue Service on the date of issuance ("Subordinated Incentive Listing Fee Note"), payable at maturity in cash or shares of the Company's common stock at the option of the holder.

In connection with certain requests and negotiation related to the Company's entry into the Merger Agreement, the Company and ARC agreed to modify the terms of the Subordinated Incentive Listing Fee Note to (i) provide for a cap and floor on the principal amount of the Subordinated Incentive Listing Fee Note, (ii) provide that, until October 31, 2012, such note shall be due and payable upon demand on not less than five (5) business days' prior written notice by ARC and (iii) eliminate ARC's right to convert the principal amount of the Subordinated Incentive Listing Fee Note into shares of the Company's common stock at maturity.
On October 10, 2012, the Excess Value Amount was determined to be $421.3 million resulting in the issuance of the Subordinated Incentive Listing Fee Note in the principal amount of $63.2 million. On October 10, 2012, ARC exercised its right to demand payment of the Subordinated Incentive Listing Fee Note and on October 12, 2012, the Company paid ARC $63.2 million, equal to the principal amount plus accrued interest, in full satisfaction of the Subordinated Incentive Listing Fee Note.

As of September 30, 2012, the Company recorded an accrued expense related to the Subordinated Incentive Listing Fee Note in the amount of $63.2 million, charged to Listing, Internalization and Merger expenses.

AMERICAN REALTY CAPITAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(Unaudited)

Amounts Paid in Connection with Listing, Internalization and Tender Offer

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

Fees Paid in Connection With the Operations of the Company

Prior to the Internalization on March 1, 2012, the Company paid fees to the Former Advisor and its affiliates as described below. Subsequent to March 1, 2012 the Company is no longer obligated to pay fees to the Former Advisor. The Company pays the Former Advisor and its affiliates for legal, technology and other services based on usage of such services. For the three and nine months ended September 30, 2012, the Company paid the Former Advisor $0.2 million and $0.5 million, respectively, for such services unrelated to the Merger.

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
September 30, 2012
(Unaudited)

The following table details amounts paid and reimbursed to affiliates as well as amounts contractually due to the Former Advisor which were forgiven in connection with the operations-related services described above (amounts in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012		2011		2012		2011
	Paid	Forgiven	Paid	Forgiven	Paid	Forgiven	Paid	Forgiven
One-time fees:
Acquisition fees and related cost reimbursements	NA	NA	$3,515	$—	$682	$—	$15,900	$—
Financing coordination fees and related cost reimbursements	NA	NA	1,256	—	1,050	—	3,968	—
Other expense reimbursements	NA	NA	3,906	—	27	—	6,287	—
On-going fees:
Asset management fees	NA	NA	1,022	3,293	3,486	—	2,572	7,643
Property management and leasing fees	NA	NA	—	662	585	—	—	1,580
Total operational fees and reimbursements	$—	$—	$9,699	$3,955	$5,830	$—	$28,727	$9,223

NA — The agreement pursuant to which this fee or expense reimbursement applies was terminated on March 1, 2012.

Fees Paid in Connection with the Liquidation of the Company’s Real Estate Assets

The Company was obligated to pay a brokerage commission on the sale of property, not to exceed the lesser of one-half of reasonable, customary and competitive real estate commission or 3.0% of the contract price for property sold (inclusive of any commission paid to outside brokers), in each case, payable to the Former Advisor if the Former Advisor or its affiliates, as determined by a majority of the independent directors, provided a substantial amount of services in connection with the sale. As of March 1, 2012, the Company is no longer obligated to pay such fees. No amounts were paid for the three and nine months ended September 30, 2012 or for the three months ended September 30, 2011, and $19,000 was paid for the nine months ended September 30, 2011.

Fees Paid in Connection with Common Stock Offering

Realty Capital Securities, LLC (the “Dealer Manager”), which is wholly-owned by ARC, was the dealer manager for the IPO. In connection with its services as dealer manager, the Dealer Manager received selling commissions of 7.0% of the gross offering proceeds from the sale of the Company’s common stock (as well as sales of long-term notes and exchange transactions) from the IPO before reallowance of commissions earned by participating broker-dealers. In addition, the Dealer Manager received dealer manager fees of 3.0% of the gross offering proceeds from the IPO before reallowance to participating broker-dealers. No selling commissions or dealer manager fees were paid to the Dealer Manager with respect to shares sold under the DRIP. The agreement with the Dealer Manager terminated at the completion of the IPO in July 2011. As no proceeds were raised during the three and nine months ended September 30, 2012, no selling commissions or dealer manager fees were paid to the Dealer Manager for such periods. The Company incurred total commissions to the Dealer Manager of $38.3 million and $114.8 million during the three and nine months ended September 30, 2011, respectively.

Prior to the termination of the IPO, the Company reimbursed the Former Advisor up to 1.5% of the gross offering proceeds from the IPO. As no proceeds were raised during the three and nine months ended September 30, 2012, no offering expense reimbursements were paid to the Former Advisor for such periods. The Company incurred total offering expense reimbursements to the Former Advisor of $2.0 million and $4.8 million during the three and nine months ended September 30, 2011, respectively.

Financing

The Company has a $0.4 million letter of credit from the RBS Facility, which is used as a security deposit on rented office space for the Former Advisor.

AMERICAN REALTY CAPITAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(Unaudited)

Common Stock Investment

In September 2011, the Company purchased 0.3 million shares of common stock in an initial public offering of an affiliated public company, valued at $3.5 million at September 30, 2012 and $2.9 million at December 31, 2011, respectively. The aggregate fair value of all investment securities owned by the Company was $20.2 million at September 30, 2012 and $17.3 million at December 31, 2011.
Investment in Unconsolidated Joint Venture

In December 2010, the Company entered into a joint venture agreement with an affiliate and an unrelated third party investor to invest in a portfolio of five retail condominium units. The Company’s initial investment in this joint venture was $12.0 million and a 1.0% fee was paid to the Company by the affiliate. In June 2012, the joint venture agreement was terminated and this investment was fully redeemed, for which the Company recorded a gain of $1.2 million. The Company received cash distributions of $12.4 million for the nine months ended September 30, 2012. For the nine months ended September 30, 2012, the Company’s share of the net profit on the property was $36,000, respectively. For the three and nine months ended September 30, 2011, the Company’s share of the net profit on the property was $22,000 and $71,000. No fees were paid to the Former Advisor in connection with this agreement.

Operating Partnership Units Owned by an Affiliate

On August 23, 2012, ARC Real Estate Partners, LLC ("AREP"), which is an affiliate comprised of Mr. Schorsch, Mr. Kahane and three other members of the Former Advisor, invested $0.8 million in the OP in exchange for 65,789 OP units. See Note 18 — Non-controlling Interests.

Restricted Shares Granted

On June 7, 2012, the Company made a one-time grant of 65,843 restricted shares to non-employees who work for the Former Advisor. These restricted shares will vest ratably each January 1st from January 1, 2013 through January 1, 2016. The share-based compensation expense related to these restricted shares granted to the non-employees is calculated using the fair value of stock at the vesting date. For the three and nine months ended September 30, 2012, the share-based compensation expense related to these restricted shares was $0.1 million.

Note 15 — Economic Dependency

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

As a result of these relationships, the Company was dependent upon the Former Advisor and its affiliates prior to Internalization. As of March 1, 2012, the Company became a self-administered REIT and therefore the Company no longer relies on the Former Advisor and its affiliates to provide the Company with these services. The Company may from time to time engage the Former Advisor for legal, information technology or other support services for which it will pay market rates. See Note 14 — Related Party Transactions and Arrangements.

AMERICAN REALTY CAPITAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(Unaudited)

Note 16 — Share-Based Compensation

Annual Incentive Compensation

In March 2012, the Company adopted an Annual Incentive Compensation Plan ("AICP") under which the Company's executives, employees and non-employee directors selected by the Company's compensation committee (the "Committee") may be eligible to earn annual performance-based bonus awards from a pool established each fiscal year that is funded via both a discretionary component and a formulaic component. Funding of the discretionary component is subject to the annual approval of the Committee based upon an assessment of corporate and individual performance relative to certain performance criteria and objectives to be determined by the Company's Board of Directors. For fiscal 2012, the maximum size of the AICP pool will be calculated as the sum of:

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

As of September 30, 2012, 70.0% of the fiscal 2012 AICP pool has been allocated. The remaining 30.0% may be allocated to the Company's other executives and employees at the discretion of the Committee. Of the allocated fiscal 2012 AICP pool, 50.0% is payable as a cash bonus in 2013, 25.0% as a deferred cash bonus and 25.0% as restricted stock.

For the three and nine months ended September 30, 2012, the Company has recorded expense of $0.1 million and $0.3 million for the estimated cash amounts earned for the allocated portion of this plan based on the Formulaic Component. No expenses have have been recorded based on the Discretionary Component. Any amounts earned for restricted stock will be recorded over the vesting period.

Long-Term Equity Performance Compensation

In March 2012, the Company  adopted a performance-based multi-year Outperformance Plan (the "OPP"), in which the Company's executive officers, Chairman and other select key employees may participate. Participants will be able to potentially earn additional compensation only upon the attainment of stockholder value creation targets.

Under the OPP agreements, participants are eligible to earn performance-based bonus awards equal to a percentage of a pool funded up to a maximum award opportunity equal to 5.0% of the Company's equity market capitalization of $1.9 billion upon the Listing (the "OPP Cap"). Subject to the OPP Cap, the pool will equal an amount to be determined based on the Company's total return to stockholders (including both share price appreciation and common stock distributions) ("Total Return"), for the three-year performance period consisting of:

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
September 30, 2012
(Unaudited)

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

Following the performance period, the Absolute Component and the Relative Component will be calculated separately and then added together to determine the aggregate OPP pool, which will be the lesser of the sum of the two components and the OPP Cap. At September 30, 2012, 70.0% of the pool has been allocated. The remaining 30.0% will be paid only if the Merger is consummated.

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

For the three and nine months ended September 30, 2012, the Company has recorded expense of $0.6 million and $1.5 million, respectively, for the allocated portion of the OPP agreements.

The consummation of the Merger will represent a change in control under the AICP and OPP, and participants will be eligible to receive cash bonus awards as equitably adjusted in accordance with the AICP and OPP to reflect the shortened plan year, paid in one lump-sum within 45 days following the change in control. Based on performance as of August 21, 2012, and measured based on an assumed transaction price in the Merger of $12.05 per share of the Company's common stock, a third party independent compensation consulting firm has determined that the current estimated value of the AICP is $9.3 million and the estimated value of the OPP agreement is $22.2 million. In connection with entering into the Merger Agreement, the Company and the Board of Directors agreed, subject to the consummation of the Merger, that the value of the awards issuable under the AICP and the OPP agreements will be capped and reduced to an aggregate value not to exceed $22.0 million.

AMERICAN REALTY CAPITAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(Unaudited)

In connection with the reduction and cap as required under the Merger Agreement, on September 6, 2012, the Company entered into OPP amendments (the "OPP Amendments") with participants in the OPP. Pursuant to the OPP Amendments, subject to the consummation of the transactions contemplated under the Merger Agreement, effective as of immediately prior to the Effective Time, the number of vested and earned LTIP Units under the OPP Agreements would be based on a reduced aggregate value of $19.0 million divided by $11.506 (the average closing trading price of the Company's common stock during the ten-day trading period ending August 31, 2012). As a result, under the OPP Amendments, participants in the OPP would have earned an aggregate of 1,651,312 fully vested LTIP Units in connection with the consummation of the Merger. Subsequent to the execution of the Merger Agreement, the amounts that will be earned by participants in the OPP under the OPP Agreements in connection with the consummation of the Merger were further reduced to an aggregate of 1,608,534 fully vested LTIP Units, and the remainder of the LTIP Units granted under the OPP Agreements will be automatically canceled and forfeited without payment of any consideration.

The OPP Amendments also provide that on the date on which the Effective Time occurs, the Company will pay to AICP participants reduced lump sum cash payments in the aggregate amount of $3.0 million in full satisfaction of any rights they may have under the AICP, less applicable withholding.

Stock Option Plan

The Company has a stock option plan (the “Plan”), which authorizes the grant of nonqualified stock options to the Company’s independent directors, subject to the absolute discretion of the Board of Directors and the applicable limitations of the Plan. The exercise price for all stock options granted under the Plan was fixed at $10.00 per share until the termination of the IPO, and thereafter the exercise price for stock options granted to its independent directors will be equal to the fair market value of a share on the last business day preceding the annual meeting of stockholders. As of September 30, 2012 and December 31, 2011, the Company had granted options to purchase 27,000 shares of common stock at $10.00 per share, each with a two year vesting period and an expiration of 10 years. A total of 1.0 million shares of common stock have been authorized and reserved for issuance under the Plan.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. During the nine months ended September 30, 2012 and 2011, no options were forfeited or exercised, and no shares became vested. As of September 30, 2012 and December 31, 2011, unvested options to purchase zero and 9,000 shares of common stock at $10.00 per share remained outstanding with a weighted average contractual remaining life of 6.5 and 7.3 years, respectively.

Pursuant to, and as further described in the Merger Agreement, each option to purchase shares of Company Common Stock that is outstanding and unexercised at the Effective Time will be deemed subject to a cashless exercise and the holder of such option will be deemed to receive a number of shares of Company Common Stock equal to (i) the number of shares of Company Common Stock subject to such option, less (b) the number of shares of Company Common Stock equal in value to the aggregate exercise price of such option, assuming a fair market value of a share of Company Common Stock equal to the closing price of Company Common Stock on the last completed trading day immediately prior to the consummation of the Merger, which shares of Company Common Stock will be converted into shares of Realty Common Stock in accordance with the Merger Agreement.

Restricted Share Plan

The Company has an employee and director incentive restricted share plan (as amended, the "RSP"). The RSP provides the Company with the ability to grant awards of restricted shares to the Company's directors, officers and employees, employees of entities that provide services to the Company, directors of the entities that provide services to the Company, certain of its consultants or to entities that provide services to the Company. The total number of common shares reserved for issuance under the RSP is equal to 7.7% of the Company's authorized shares, or 18.5 million shares.

AMERICAN REALTY CAPITAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(Unaudited)

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

Any restricted shares paid out under the AICP or OPP would be issued out of the RSP.

Common Stock Awards

	Number of Common Shares Awarded	Weighted-Average Price
Awarded, January 1, 2012	1,505,300	$10.00
Granted	114,468	10.39
Forfeited	—	—
Awarded, September 30, 2012	1,619,768	$10.03

Unvested Common Stock Awards

	Number of Common Shares	Weighted-Average Issue Price
Non-vested, January 1, 2012	1,503,500	$10.00
Granted	114,468	10.39
Vested	(1,520,017)	10.00
Non-vested, September 30, 2012	97,951	$10.44

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

Total share-based compensation expense related to common stock awards for the three and nine months ended September 30, 2012 was $0.2 million and $13.3 million, respectively, with $0.2 million and $0.5 million recognized in equity-based compensation expense for the three and nine months ended September 30, 2012, and $12.9 million charged to listing, internalization and merger expense for the nine months ended September 30, 2012. At September 30, 2012, share-based compensation expense of $0.9 million related to non-vested common stock awards is expected to be recognized over a weighted average period of 3.4 years.

Pursuant to, and as further described in the Merger Agreement, each share of the Company's restricted stock outstanding as of immediately prior to the Effective Time will be accelerated and become fully vested and will convert into shares of Realty Common Stock in accordance with the Merger Agreement.

AMERICAN REALTY CAPITAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(Unaudited)

Note 17 — Net Loss Per Share

The following is a summary the income and share data used in the basic and diluted net loss per share computations for the three and nine months ended September 30, 2012 and 2011 (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net loss attributable to stockholders	$(64,495)	$(5,661)	$(88,296)	$(19,700)
Less: dividends paid on unvested restricted stock	(14)	(247)	(271)	(736)
	$(64,509)	$(5,908)	$(88,567)	$(20,436)
Weighted average common shares outstanding applicable to basic and diluted net loss per share	158,476,895	173,086,969	165,271,199	119,235,958
Net loss per share attributable to stockholders, basic and diluted	$(0.41)	$(0.03)	$(0.54)	$(0.17)

As of September 30, 2012, 27,000 stock options, 65,789 OP units and 0.1 million unvested restricted shares were outstanding; as of September 30, 2011, 27,000 stock options and 1.5 million unvested restricted shares were outstanding. These items were not included in the calculation of diluted net loss per share for the three and nine months ended September 30, 2012 and 2011 since the effect of their inclusion would have been anti-dilutive.

Note 18 — Non-controlling Interests

As of September 30, 2012, AREP invested $0.8 million in the OP in exchange for 65,789 OP units and admission as a limited partner in the OP. As a holder of OP units, AREP is entitled to receive dividends from the OP equivalent to the amount received by common stockholders, and AREP has the right, subject to certain limitations, to exchange the OP units for cash or, at the option of the Company, an equivalent amount of common stock of the Company. In connection with this investment in the OP, AREP agreed to restore a deficit balance in its capital account in the event of a liquidation of the OP. AREP also was provided with the opportunity to guarantee a portion of the OP's indebtedness, and the OP agreed to maintain a certain amount of indebtedness for AREP to guarantee. As of September 30, 2012, no guarantees have been issued by AREP.

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

AMERICAN REALTY CAPITAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(Unaudited)

The following table summarizes the activity related to investment arrangements with unaffiliated third parties (dollar amounts in thousands):

							Distributions
							Three Months Ended September 30,		Nine Months Ended September 30,
Property/ Portfolio Name	No. of Buildings	Investment Date	Net Investment Amount	Third Party Ownership Percentage	Total Assets Subject to Investment Agreement	Total Liabilities Subject to Investment Agreement	2012	2011	2012	2011
Walgreens	1	Jul. 2009	$1,068	44%	$3,367	$1,550	$(20)	$(20)	$(60)	$(60)
FedEx/ PNC Bank (1)	2	Jul. 2009 to Jan. 2010	1,928	47%	10,902	8,888	(41)	(42)	(125)	(126)
PNC Bank	1	Sep. 2009	444	35%	3,210	2,273	(9)	(9)	(26)	(27)
CVS	3	Jan. 2010 to Mar. 2010	2,577	49%	10,282	6,608	(49)	(49)	(147)	(147)
Reckitt Benckiser (2)	—	Feb. 2010	—	—%	—	—	(79)	(53)	(166)	(158)
FedEx III (3)	—	Apr. 2010	—	—%	—	—	(73)	(65)	(202)	(194)
BSFS	6	Jun. 2010 to Sep. 2010	6,468	49%	11,623	—	(128)	(128)	(384)	(383)
Brown Shoe/Payless (4)	—	Oct. 2010	—	—%	—	—	—	(136)	(241)	(407)
Jared Jewelry	1	May 2010	500	25%	1,522	—	(9)	(9)	(29)	(26)
Total	14		$12,985		$40,906	$19,319	$(408)	$(511)	$(1,380)	$(1,528)

(1)	Non-controlling interest of $0.1 million was repaid in September 2012.

(2)	Non-controlling interest of $2.4 million was repaid in September 2012.

(3)	Non-controlling interest of $3.0 million was repaid in September 2012.

(4)	Non-controlling interest of $6.0 million was repaid in May 2012.

Note 19 — Subsequent Events

The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q, and determined that there have been no events that have occurred that would require adjustments to our disclosures in the consolidated financial statements except for the following:

Completion of Property Acquisitions

The following table presents certain information about the properties that the Company acquired from October 1, 2012 to October 28, 2012 (dollar amounts in thousands):

	No. of Buildings	Square Feet	Base Purchase Price (1)
Total portfolio – October 1, 2012	507	15,754,221	$2,153,961
Acquisitions	1	10,000	$1,032
Total portfolio – October 28, 2012	508	15,764,221	$2,154,993

(1)	Contract purchase price, excluding acquisition and transaction related costs.

The acquisition made subsequent to September 30, 2012 was made in the normal course of business and was not individually significant to the total portfolio.

AMERICAN REALTY CAPITAL TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(Unaudited)

Financing Arrangements

From October 1, 2012 through October 28, 2012, the Company drew an additional $79.1 million on the RBS Facility.

Increase in Interest in Subsidiaries

From October 1, 2012 through October 28, 2012, non-controlling interests of $10.6 million were repaid to investors.

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

•
Uncertainties related to the acquisition of the Company by Realty Income Corporation, including the timing of completion of the Merger, the possibility that competing offers will be made, the possibility that various closing conditions for the Merger may not be satisfied or waived, litigation related to the Merger and the impact on the Merger of general economic and business conditions.

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

To provide for an orderly transition in conjunction with the Internalization and Listing, we and the OP entered into an agreement, effective as of March 1, 2012, with our Former Advisor, a wholly-owned subsidiary of AR Capital, LLC ("ARC") that managed our day-to-day business and affairs prior to the Internalization, to terminate advisory agreement between us, the OP and the Former Advisor (the "Advisory Agreement") and provide for certain transitional services by our Former Advisor to us. See Note 14 — Related Party Transactions and Arrangements to the consolidated financial statements elsewhere in this report.

In connection with the Listing, we offered to purchase up to $220.0 million in shares of our common stock from stockholders, pursuant to a modified "Dutch Auction" cash tender offer (the "Tender Offer"). As a result of the Tender Offer, on April 4, 2012, we purchased 21.0 million shares of our common stock at a purchase price of $10.50 per share, for an aggregate cost of $220.0 million, excluding fees and expenses relating to the Tender Offer. See Note 10 — Common Stock to the consolidated financial statements elsewhere in this report.

Substantially all of our business is conducted through the OP, a Delaware limited partnership. We are the sole general partner of the OP and own over substantially all of the partnership interest in the OP. Our Former Advisor is the sole limited partner of the OP and owns less than a nominal partnership interest (non-controlling interest) in the OP. The limited partner interests have the right to convert OP units into cash or, at our option, a corresponding number of shares of common stock, as allowed by the limited partnership agreement of the OP.

As of September 30, 2012, we owned 507 properties with 15.8 million square feet of leasable area, 100% leased with a weighted average remaining lease term of 12.7 years. In constructing the portfolio, we have been committed to diversification by industry, tenant and geography.

Our strategy is to own properties leased to investment grade and other creditworthy tenants. As of September 30, 2012, 74% of our average annualized rental income, including annualized rents for properties acquired in 2012, is derived from investment grade tenants, as determined by major credit rating agencies, and approximately 90% of our average annualized rental income, including annualized rents for properties acquired in 2012, is derived from tenants that are rated by major credit rating agencies.

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

Merger

On September 6, 2012, we entered into an Agreement and Plan of Merger (the "Merger Agreement") with Realty Income Corporation, a Maryland corporation ("Realty"), and Tau Acquisition LLC, a Delaware limited liability company and wholly owned subsidiary of Realty ("Merger Sub"). The Merger Agreement provides for the merger of our Company with and into Merger Sub (the "Merger"), with Merger Sub surviving as a wholly owned subsidiary of Realty. Our Board of Directors has unanimously approved the Merger Agreement, the Merger and the other transactions contemplated by the Merger Agreement.

Pursuant to the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the Merger (the "Effective Time"), each outstanding share of common stock, par value $0.01 per share, of our common stock, will be converted into the right to receive 0.2874 shares of common stock, par value $0.01 per share, of Realty ("Realty Common Stock").

The Merger Agreement provides that any options to purchase shares of our common stock that are outstanding and unexercised at the Effective Time will be deemed subject to a cashless exercise and the holder thereof will be deemed to receive a number of shares of our common stock equal to (a) the number of shares of our common stock subject to each such option, less (b) the number of shares of our common stock equal in value to the aggregate exercise price of each option, assuming a fair market value of a share of our common stock equal to the closing price of the our common stock on the last completed trading day immediately prior to the consummation of the Merger, which shares of our common stock will be converted into the right to receive 0.2874 shares of Realty Common Stock. In addition, immediately prior to the Effective Time, the vesting of each share of our restricted stock will be accelerated, and each such share will be converted into the right to receive 0.2874 shares of Realty Common Stock.

We and Realty have made certain customary representations and warranties to each other in the Merger Agreement. We have agreed, among other things, not to solicit, initiate, knowingly encourage or facilitate any inquiry, discussion, offer or request from third parties regarding other proposals to acquire our Company and not to engage in any discussions or negotiations regarding any such proposal, or furnish to any third party non-public information regarding our Company. We have also agreed to certain other restrictions on our ability to respond to any such proposals. The Merger Agreement also includes certain termination rights for both us and Realty and provides that, in connection with the termination of the Merger Agreement, under specified circumstances, (i) we may be required to pay to Realty a termination fee of $51.0 million and/or reimburse Realty’s transaction expenses in an amount equal to $4.0 million and (ii) Realty may be required to reimburse our transaction expenses in an amount equal to $4.0 million.

The completion of the Merger is subject to various conditions, including, among other things, the approval by our stockholders of the Merger and the other transactions contemplated by the Merger Agreement, the approval by Realty's stockholders of the issuance of Realty Common Stock in connection with the Merger and certain consents having been obtained. We and Realty filed preliminary joint proxy materials (Form S-4) with the Securities and Exchange Commission on October 1, 2012. Complete information on the Merger, including the Merger background, reasons for the Merger, who may vote, how to vote and the time and place of our stockholder meeting will be included in a definitive proxy statement to be filed in November 2012. As of September 30, 2012, we have incurred $4.9 million for legal, consulting and other expenses related to the Merger. The Merger is expected to close during in the fourth quarter of 2012 or early in the first quarter of 2013.

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

Recently Issued Accounting Pronouncements

Recently issued accounting pronouncements are described in Note 4 — Summary of Significant Accounting Policies to our consolidated financial statements.

Results of Operations

As of September 30, 2012, we owned 507 properties that were 100% leased, compared to 405 properties at September 30, 2011. Accordingly, our results of operations for the three and nine months ended September 30, 2012, as compared to the three and nine months ended September 30, 2011, reflect significant increases in most categories.

Comparison of Three Months Ended September 30, 2012 to Three Months Ended September 30, 2011

Rental Income

Rental income increased $9.5 million to $44.4 million for the three months ended September 30, 2012, compared to $34.9 million for the three months ended September 30, 2011. The increase in rental income was driven by our acquisition of $327.8 million of net leased properties subsequent to September 30, 2011, with total square footage of 2.5 million square feet. These properties were acquired at an average 8.3% capitalization rate, defined as annualized rental income divided by base purchase price. Annualized rental income for net leases represents projected rental income for 2012, including annualized rents for properties acquired in 2012, on a straight-line basis as of September 30, 2012, which includes the effect of tenant concessions such as free rent, as applicable. For modified gross leased properties, annualized rental income represents projected rental income for 2012 on a straight-line basis as of September 30, 2012, which includes the effect of tenant concessions such as free rent, as applicable, plus operating expense reimbursement revenue less property operating expenses.

Our properties are primarily leased from 10 to 30 years to investment grade tenants, as determined by major credit rating agencies. All properties were 100% leased in both periods. During the three months ended September 30, 2012 and 2011, we experienced no property vacancy, tenant turnover, lease renegotiation or major capital expenditures. In addition, until 2011, all of the properties we owned were leased on a net basis where tenants are responsible for property operating expenses. Cash same store rents on the 368 properties held for the full period in both years increased $0.3 million, or 0.9%, to $31.5 million, compared to $31.2 million for the three months ended September 30, 2012 and 2011, respectively. Annualized average rental income per square foot was $11.16 at September 30, 2012 compared to $11.24 at September 30, 2011.

Operating Expense Reimbursements

Operating expense reimbursements increased $0.4 million to $1.7 million for the three months ended September 30, 2012, compared to $1.3 million for three months ended September 30, 2011. Operating expense reimbursements represent reimbursements for taxes, property maintenance and other charges contractually due from tenants per their respective lease agreements. The increase in operating expense reimbursements was driven by our larger real estate portfolio, including properties with modified gross leases.

Acquisition and Transaction Related Costs

Acquisition and transaction related costs decreased $5.1 million to $0.5 million for the three months ended September 30, 2012, compared to $5.6 million for the three months ended September 30, 2011. This decrease was a result of a decrease in the number of properties acquired in the three months ended September 30, 2012 compared to 2011. We have been acquiring properties on a more limited basis since our Listing in March 2012.

Property Expenses

Property expenses increased $1.3 million to $2.8 million for the three months ended September 30, 2012, compared to $1.5 million for the three months ended September 30, 2011. Property expenses mainly represent real estate taxes, ground lease rent, insurance and repairs and maintenance expenses. The increase in property expenses was driven by our larger real estate portfolio, including properties with modified gross leases.

Fees to Affiliate

Asset Management Fee:

Prior to Internalization, our Former Advisor was entitled to fees for the management of our day-to-day operations and our properties, as well as fees for purchases and sales of properties. The Former Advisor was paid $1.0 million for fees incurred during the three months ended September 30, 2011. The Former Advisor elected to waive $3.3 million of asset management fees for the three months ended September 30, 2011. During three months ended September 30, 2012, no such fees were incurred.

Property Management Fee:

Prior to the Internalization, our former property manager, an affiliate of our Former Advisor, was entitled to fees to manage and lease our properties. The former property manager elected to waive $0.7 million of property management fees for the three months ended September 30, 2011. During three months ended September 30, 2012, no such fees were incurred.

General and Administrative Expenses

General and administrative expenses increased $1.2 million to $1.6 million for the three months ended September 30, 2012, compared to $0.4 million for the three months ended September 30, 2011. The increase in general and administrative expenses primarily related to amounts that were paid by the Former Advisor prior to our Internalization in March 2012, and include salaries and benefits of $0.6 million, an increase in professional fees of $0.3 million and an increase in other costs of $0.3 million.

Equity-Based Compensation Expense

Equity-based compensation expenses increased $0.4 million to $0.8 million for the three months ended September 30, 2012, compared to $0.4 million for the three months ended September 30, 2011. The increase in equity-based compensation is primarily related to the adoption of equity-based incentive compensation arrangements in March 2012.

Depreciation and Amortization Expense

Depreciation and amortization expense increased $6.5 million to $26.3 million for the three months ended September 30, 2012, compared to $19.8 million for the three months ended September 30, 2011. The increase in depreciation and amortization expense was the result of our acquisition of real estate subsequent to September 30, 2011. These properties were placed into service when acquired and are being depreciated for the period held.

Expenses Related to the Listing, Internalization and Merger

As a result of the Listing and the Internalization, and in connection with entering into the Merger Agreement, we incurred certain expenses totaling $68.1 million for the three months ended September 30, 2012. Of these expenses, $63.2 million related to the Incentive Listing Fee (explained further below) and $4.9 million related to professional services fess related to entering into the Merger Agreement.

Incentive Listing Fee:

In connection with the Listing, ARC is entitled to a subordinated incentive listing fee equal to 15.0% of the Excess Value Amount. The Excess Value Amount is defined as the amount, if any, by which (a) the market value of our common stock, based on the average market value of the shares issued and outstanding at March 1, 2012 over the 30 trading days beginning August 28, 2012, which is the 181st day after the shares were first listed on NASDAQ ("Seasoned Average Market Value"), plus distributions paid by us, from May 21, 2008 and prior to March 1, 2012, exceeds (b) the sum of the total amount of capital raised from stockholders during the IPO and the amount of cash flow necessary to generate a 6.0% annual cumulative, non-compounded return to such stockholders through March 1, 2012, which equates to a minimum stock price of $9.81 per share.

On October 10, 2012, the Excess Value Amount was determined to be $421.3 million resulting in the issuance of the Subordinated Incentive Listing Fee Note in the principal amount of $63.2 million. On October 10, 2012, ARC exercised its right to demand payment of the Subordinated Incentive Listing Fee Note and on October 12, 2012, we paid ARC $63.2 million, equal to the principal amount plus accrued interest, in full satisfaction of the Subordinated Incentive Listing Fee Note.

Interest Expense

Interest expense increased $0.3 million to $10.5 million for the three months ended September 30, 2012, compared to $10.2 million for the three months ended September 30, 2011. The increase in interest expense was mainly the result of interest incurred from borrowings on our revolving credit facility, which, for the three months ended September 30, 2012, had a weighted average balance of $180.8 million at a weighted average effective annualized interest rate of 2.47% as of September 30, 2012. The overall increase in interest expense was partially offset by savings realized from the replacement in April 2012 of $161.2 million of mortgage debt with an average interest rate of 5.43% with financing from a note payable bearing interest at an effective annualized rate of 2.61%.

Our interest expense in future periods will vary based on our level of future borrowings, which will depend on the cost of borrowings and the opportunity to acquire real estate assets that meet our investment objectives.

Equity in Income of Unconsolidated Joint Venture

Equity in income of unconsolidated joint venture was $22,000 for the three months ended September 30, 2011. This income represents our share of the profit and loss in a joint venture real estate investment that we had with an affiliated entity. We had no such income for the three months ended September 30, 2012, as we redeemed our investment in the second quarter of 2012.

Other Income, Net

Other income, net decreased $0.1 million to $0.3 million for the three months ended September 30, 2012, compared to $0.4 million for the three months ended September 30, 2011. The decrease in other income was a result of a decrease in interest income on money market investments of $0.4 million as a result of our lower average cash balance, partially offset by $0.3 million of dividend income from our common stock investments, which we first obtained in September 2011.

Loss on Derivative Instruments

There was no gain or loss on the fair value of derivative instruments for the three months ended September 30, 2012, compared to a loss of $3.1 million for the three months ended September 30, 2011 that resulted from marking our derivative instruments to fair value. The decrease in loss was primarily a result of a lower notional balance of derivatives held in the three months ended September 30, 2012 compared to the three months ended September 30, 2011.

Comparison of Nine Months Ended September 30, 2012 to Nine Months Ended September 30, 2011

Rental Income

Rental income increased $48.9 million to $132.6 million for the nine months ended September 30, 2012, compared to $83.7 million for the nine months ended September 30, 2011. The increase in rental income was driven by our acquisition of $327.8 million of net leased properties subsequent to September 30, 2011, with total square footage of 2.5 million square feet. These properties were acquired at an average 8.3% capitalization rate, defined as annualized rental income divided by base purchase price. Annualized rental income for net leases represents projected rental income for 2012, including annualized rents for properties acquired in 2012, on a straight-line basis as of September 30, 2012, which includes the effect of tenant concessions such as free rent, as applicable. For modified gross leased properties, annualized rental income represents projected rental income for 2012 on a straight-line basis as of September 30, 2012, which includes the effect of tenant concessions such as free rent, as applicable, plus operating expense reimbursement revenue less property operating expenses.

Our properties are primarily leased from 10 to 30 years to investment grade tenants, as determined by major credit rating agencies. All properties were 100% leased in both periods. During the nine months ended September 30, 2012 and 2011, we experienced no property vacancy, tenant turnover, lease renegotiation or major capital expenditures. In addition, until 2011, all of the properties we owned were leased on a net basis where tenants are responsible for property operating expenses. Cash same store rents on the 259 properties held for the full period in both years increased $0.3 million to $51.8 million, compared to $51.5 million for the nine months ended September 30, 2012 and 2011, respectively. Annualized average rental income per square foot was $11.16 at September 30, 2012 compared to $11.24 at September 30, 2011.

Operating Expense Reimbursements

Operating expense reimbursements increased $2.4 million to $4.7 million for the nine months ended September 30, 2012, compared to $2.3 million for nine months ended September 30, 2011. Operating expense reimbursements represent reimbursements for taxes, property maintenance and other charges contractually due from tenants per their respective lease agreements. The increase in operating expense reimbursements was driven by our larger real estate portfolio, including properties with modified gross leases.

Acquisition and Transaction Related Costs

Acquisition and transaction related costs decreased $22.2 million to $1.2 million for the nine months ended September 30, 2012, compared to $23.4 million for the nine months ended September 30, 2011. This decrease was a result of a decrease in the number of properties acquired in the nine months ended September 30, 2012 compared to 2011. We have been acquiring properties on a more limited basis since our Listing in March 2012.

Property Expenses

Property expenses increased $4.8 million to $7.5 million for the nine months ended September 30, 2012, compared to $2.7 million for nine months ended September 30, 2011. The increase in property expenses was driven by our larger real estate portfolio, including properties with modified gross leases.

Fees to Affiliate

Asset Management Fee:

Prior to Internalization, our Former Advisor was entitled to fees for the management of our day-to-day operations and our properties, as well as fees for purchases and sales of properties. The Former Advisor was paid $3.5 million during nine months ended September 30, 2012 for fees incurred in January and February 2012. The Former Advisor was paid $2.6 million for fees incurred during the nine months ended September 30, 2011. The Former Advisor elected to waive $7.6 million of asset management fees for the nine months ended September 30, 2011.

Property Management Fee:

Prior to the Internalization, our former property manager, an affiliate of our Former Advisor, was entitled to fees to manage and lease our properties. The former property manager was paid $0.6 million during nine months ended September 30, 2012 for fees incurred in January and February 2012. The former property manager elected to waive $1.6 million of property management fees for the nine months ended September 30, 2011.

General and Administrative Expenses

General and administrative expenses increased $5.5 million to $6.6 million for the nine months ended September 30, 2012, compared to $1.1 million for the nine months ended September 30, 2011. The increase in general and administrative expenses primarily related to amounts that were paid by our Former Advisor prior to our Internalization in March 2012 and include salaries and benefits of $1.8 million, an increase in professional fees of $1.5 million, state and local income taxes of $1.4 million and a $0.3 million increase in rent, utilities and network expenses.

Equity-Based Compensation Expense

Equity-based compensation expenses increased $0.9 million to $2.0 million for the nine months ended September 30, 2012, compared to $1.1 million for the nine months ended September 30, 2011. The increase in equity-based compensation is primarily related to the adoption of equity-based incentive compensation arrangements in March 2012.

Depreciation and Amortization Expense

Depreciation and amortization expense increased $33.5 million to $78.5 million for the nine months ended September 30, 2012, compared to $45.0 million for the nine months ended September 30, 2011. The increase in depreciation and amortization expense was the result of our acquisition of real estate subsequent to September 30, 2011. These properties were placed into service when acquired and are being depreciated for the period held.

Expenses Related to the Listing, Internalization and Merger

As a result of the Listing and the Internalization, and in connection with entering into the Merger Agreement, we incurred certain expenses totaling $85.8 million for the nine months ended September 30, 2012. Of these expenses, $63.2 million related to the Incentive Listing Fee (see a description of the Incentive Listing Fee in Comparison of Three Months Ended September 30, 2012 to Three Months Ended September 30, 2011), $12.9 million related to the vesting of previously issued restricted shares that became fully vested upon the Listing, $4.9 million related to professional services fess related to entering into the Merger Agreement, $3.3 million related to contract termination fees paid to the Former Advisor to terminate the Advisory Agreement with us and $1.5 million related to Internalization transition costs.

Interest Expense

Interest expense increased $4.5 million to $30.4 million for the nine months ended September 30, 2012, compared to $25.9 million for the nine months ended September 30, 2011. The increase in interest expense was mainly the result of interest incurred from borrowings on our revolving credit facility, which, for the nine months months ended September 30, 2012, had a weighted average balance of $131.2 million at a weighted average effective annualized interest rate of 2.47% as of September 30, 2012. The overall increase in interest expense was partially offset by a decrease in the average first mortgage debt balance from $643.2 million for the nine months ended September 30, 2011 to $576.3 million for nine months ended September 30, 2012. This was a mainly result of the replacement in April 2012 of $161.2 million of mortgage debt with an average interest rate of 5.43% with financing from a note payable bearing interest at a lower effective annualized rate of 2.61%, which further offset the increase in interest rate expense.

Our interest expense in future periods will vary based on our level of future borrowings, which will depend on the cost of borrowings and the opportunity to acquire real estate assets that meet our investment objectives.

Extinguishment of Debt

We incurred $6.9 million of expenses during the nine months ended September 30, 2012, compared to $0.7 million during the nine months ended September 30, 2011. The expenses for the nine months ended September 30, 2012 were in connection with the extinguishment of outstanding mortgage note indebtedness of $161.2 million, which we prepaid in April 2012. Of these expenses, $4.6 million related to prepayment fees, derivative instrument termination fees and write-offs of discounts on the related debt and $2.3 million resulted from the write-off of related deferred financing costs. The expenses for the nine months ended September 30, 2011 were in connection with the repayment of long-term notes payable in May 2011 and mainly related to the write-offs of deferred financing costs on the related debt.

Equity in Income of Unconsolidated Joint Venture

Equity in income of unconsolidated joint venture decreased $35,000 to $36,000 for the nine months ended September 30, 2012, compared to $71,000 for the nine months ended September 30, 2011. This income represents our share of the profit and loss in a joint venture real estate investment that we had with an affiliated entity. The equity in income of the unconsolidated joint venture decreased due to the redemption of our investment in the second quarter of 2012.

Other Income, Net

Other income, net was $2.0 million for the nine months ended September 30, 2012, as compared to $0.5 million for the nine months ended September 30, 2011. Other income, net for the nine months ended September 30, 2012 was primarily related to $1.2 million of gain on our redemption of our investment in the unconsolidated joint venture in the second quarter of 2012 and $0.8 million of dividend income from our common stock investments, which we first obtained in September 2011. Other income, net for the three months ended September 30, 2011 was primarily related to interest income on money market investments.

Loss on Derivative Instruments

Loss on the fair value of derivative instruments was $4.1 million for the nine months ended September 30, 2012 compared to a loss of $3.0 million for the nine months ended September 30, 2011. In March 2012, we reclassified $4.5 million from other comprehensive income for derivative instruments related to mortgages for which we had made an irrevocable election to prepay and subsequently repaid in April 2012. This was partially offset by a $0.5 million change in the fair value of derivative instruments. For the nine months ended September 30, 2011, the loss was related to marking our derivative instruments to fair value.

Loss on Disposition of Property

Loss on the disposition of property of $44,000 for the nine months ended September 30, 2011 was realized from the sale of a property leased to PNC Bank in January 2011.

Cash Flows for the Nine Months Ended September 30, 2012

During the nine months ended September 30, 2012, net cash provided by operating activities was $85.6 million. The level of cash flows provided by operating activities is affected by acquisition and transaction costs incurred and the timing of interest payments and amount of borrowings outstanding during the period. It is also affected by the receipt of scheduled rent payments. Net cash provided by operating activities primarily relates to net income adjusted for non-cash items of $13.7 million, an increase in accounts payable and accrued expenses of $66.8 million and a decrease in prepaid expenses and other assets of $7.7 million, partially offset by a decrease in deferred rent and other liabilities of $2.6 million due to the timing of the receipt of rental payments.

Net cash used in investing activities during the nine months ended September 30, 2012 was $37.9 million. Cash used in investing activities was related to $43.2 million for acquisitions, $5.5 million of investments in other assets and $1.5 million of capital expenditures, partially offset by $12.4 million of distributions received from our unconsolidated joint venture during the nine months ended September 30, 2012.

Net cash used in financing activities totaled $75.3 million during the nine months ended September 30, 2012. Cash used in financing activities primarily relates to the repurchase of shares of common stock in the amount of $220.0 million pursuant to our Tender Offer, payments on mortgage notes of $162.8 million, distributions to common stockholders of $80.1 million, payments on revolving credit facilities of $77.1 million, increase in interest in subsidiaries of $11.6 million, payments relating to equity transactions of $10.6 million, payments on extinguishment of debt of $7.9 million, payments of financing costs of $5.9 million, payments for other common stock repurchases of $2.9 million and distributions to non-controlling interest holders of $1.4 million. These payments were partially offset by proceeds from the revolving credit facilities of $269.4 million, proceeds from a short-term note of $235.0 million and contributions from non-controlling interest holders of $0.8 million.

Cash paid for interest during the nine months ended September 30, 2012 was $25.5 million.

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

Cash paid for interest during the nine months ended September 30, 2011 was $22.4 million.

Liquidity and Capital Resources

On March 1, 2012, we successfully listed our common stock on NASDAQ under the symbol "ARCT."

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

As of September 30, 2012, we had $5.8 million of cash and cash equivalents and $20.2 million of marketable securities on hand.

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

The below table reflects the items deducted or added to net loss in our calculation of FFO and AFFO for the three and nine months ended September 30, 2012 and 2011 (in thousands). Items are presented net of non-controlling interest portions where applicable.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012 (1)	2011
Net loss attributable to stockholders (in accordance with GAAP)	$(64,495)	$(5,661)	$(54,622)	$(19,700)
Non-cash mark-to-market adjustments	—	3,114	(465)	2,991
Listing, internalization and merger expenses	68,106	—	68,497	—
Debt extinguishment expenses	—	—	276	720
Depreciation and amortization	25,938	19,591	77,504	44,310
Loss on disposition of property	—	—	—	44
Other non-cash losses	—	—	—	102
FFO	29,549	17,044	91,190	28,467
Acquisition related expenses	534	5,554	1,233	23,374
Amortization of below-market lease liabilities	(76)	(76)	(228)	(228)
Amortization of deferred financing costs	1,139	1,492	3,029	3,641
Straight-line rent	(1,842)	(1,725)	(5,684)	(4,349)
Equity-based compensation	798	375	2,088	1,099
AFFO	$30,102	$22,664	$91,628	$52,004

(1)
As adjusted, see reconciliation below for the three months ended March 31, 2012. Adjustments relate to the Listing and Internalization, as well as to normalize periodic expenses based on the Company's anticipated expense structure subsequent to the Internalization.

	January and February 2012	March 2012	Three Months Ended March 31, 2012	Adjustments (1)	Adjusted Three Months Ended March 31, 2012	Three Months Ended June 30, 2012	Three Months Ended September 30, 2012	Adjusted Nine Months Ended September 30, 2012
Revenues:
Rental income	$29,386	$14,694	$44,080		$44,080	$44,110	$44,400	$132,590
Operating expense reimbursements	1,023	511	1,534		1,534	1,538	1,662	4,734
Total revenues	30,409	15,205	45,614		45,614	45,648	46,062	137,324

Operating expenses:
Acquisition and transaction related	261	380	641	(641)	—	58	534	592
Property operating	1,793	896	2,689		2,689	1,993	2,797	7,479
Fees to affiliate	4,152	—	4,152	(4,152)	—	—	—	—
General and administrative	902	1,082	1,984	(599)	1,385	3,030	1,586	6,001
Equity-based compensation	251	256	507	133	640	650	798	2,088
Depreciation and amortization	17,344	8,714	26,058		26,058	26,154	26,309	78,521
Listing, internalization and merger	—	17,269	17,269	(17,269)	—	391	68,106	68,497
Total operating expenses	24,703	28,597	53,300		30,772	32,276	100,130	163,178
Operating income (loss)	5,706	(13,392)	(7,686)		14,842	13,372	(54,068)	(25,854)

Other income (expenses):
Interest expense	(6,440)	(3,417)	(9,857)		(9,857)	(10,078)	(10,512)	(30,447)
Extinguishment of debt	—	(6,626)	(6,626)	6,626	—	(276)	—	(276)
Equity in income from unconsolidated joint venture	14	8	22		22	14	—	36
Other income, net	176	88	264		264	1,452	264	1,980
Gain (loss) on derivative instruments	—	(4,046)	(4,046)	4,520	474	(9)	—	465
Total other expenses, net	(6,250)	(13,993)	(20,243)		(9,097)	(8,897)	(10,248)	(28,242)

Net income (loss)	(544)	(27,385)	(27,929)		5,745	4,475	(64,316)	(54,096)
Net income attributable to noncontrolling interests	(96)	(48)	(144)		(144)	(203)	(179)	(526)
Net income (loss) attributable to stockholders	(640)	(27,433)	(28,073)		5,601	4,272	(64,495)	(54,622)
Net income per share (2)					$0.03	$0.03	$(0.41)	$(0.35)

Funds from operations:
Add: Non-cash mark-to-market adjustments	—	4,046	4,046	(4,520)	(474)	9	—	(465)
Add: Listing, internalization and merger expenses	—	17,269	17,269	(17,269)	—	391	68,106	68,497
Add: Debt extinguishment expenses	—	6,626	6,626	(6,626)	—	276	—	276
Add: Depreciation and amortization	17,113	8,665	25,778		25,778	25,788	25,938	77,504
Funds from operations	16,473	9,173	25,646		30,905	30,736	29,549	91,190
Funds from operations per share (2)					$0.19	$0.19	$0.19	$0.57

Adjusted funds from operations:
Add: Acquisition related expenses	641	—	641		641	58	534	1,233
Less: Amortization of below-market lease liabilities	(51)	(25)	(76)		(76)	(76)	(76)	(228)
Add: Amortization of deferred financing costs	558	390	948		948	942	1,139	3,029
Less: Straight-line rent	(1,316)	(645)	(1,961)		(1,961)	(1,881)	(1,842)	(5,684)
Add: Equity based compensation	251	256	507	133	640	650	798	2,088
Adjusted funds from operations	$16,556	$9,149	$25,705		$31,097	$30,429	$30,102	$91,628
Adjusted funds from operations per share (2)					$0.19	$0.19	$0.19	$0.57

(1)	Adjustments made for items related to the Listing and Internalization, as well as to normalized periodic expenses.

(2)
Based on 163,712,513 shares for the three months ended March 31, 2012 calculation representing the estimated weighted average shares for the three months beginning April 1, 2012, including the effect of the issuer Tender Offer. Based on 159,225,091 and 158,631,519 shares for the three months ended June 30, 2012 and September 30, 2012, respectively, on a fully diluted basis.

Availability of Funds from Revolving Credit Facilities

We have a revolving credit facility with RBS Citizens, N.A. and a syndicate of financial institutions (the "RBS Facility") for an aggregate maximum principal amount of $330.0 million as of September 30, 2012. Additionally, the RBS Facility has an accordion feature that allows it to be increased up to a maximum of $500.0 million under certain conditions. The proceeds of loans made under the RBS Facility may be used to finance the acquisition of net leased, investment or non-investment grade occupied properties or general corporate purposes. Up to $15.0 million of the facility is available for letters of credit. The RBS Facility matures in August 2014.

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

The RBS Facility requires us to meet certain financial covenants, including the maintenance of certain financial ratios (such as specified debt to equity and debt service coverage ratios) as well as the maintenance of a minimum net worth. As of September 30, 2012, we were in compliance with the financial covenants under the RBS Facility agreement.

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

As of September 30, 2012, there was $202.3 million outstanding on our RBS facility. We had letters of credit in the amount of $0.4 million under our RBS Facility at September 30, 2012. The effective annualized interest rate on our RBS Facility was 2.47% as of September 30, 2012. We had $127.3 million of unused borrowing capacity under the RBS Facility at September 30, 2012.

Capital Markets

On May 11, 2012, we filed a universal shelf registration statement on Form S-3 that permits us to sell, at any time and from time to time, in one or more offerings, an indeterminate number, principal amount or liquidation amount of common stock, preferred stock, debt securities, warrants, units or any combination thereof, up to the amount authorized by our charter. As of September 30, 2012, our charter authorized us to issue up to a maximum of 240.0 million shares of common stock (including the shares currently outstanding) and 10.0 million shares of preferred stock; however, our Board of Directors has the ability to amend our charter from time to time to increase or decrease the number of authorized shares. Net proceeds from the securities issued may be used for general corporate purposes, including the funding of our investment activity, the repayment of outstanding indebtedness, working capital or other corporate purposes. No amounts have been issued under this registration statement as of September 30, 2012.

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

In February 2012, our Board of Directors authorized and we declared an annual dividend of $0.70 per share or $0.0583 per share per month, which was paid to stockholders of record at the close of business on the 8th day of each month and payable on the 15th day of such month.

In July 2012, our Board of Directors authorized and we declared an increased annual dividend of $0.715 per share, or $0.0596 per share per month, payable, but not guaranteed, monthly to stockholders of record at the close of business on the 8th day of each month and payable on the 15th day of such month. The first dividend at such rate was paid on September 15, 2012 to stockholders of record at the close of business on September 8, 2012.

During the nine months ended September 30, 2012, dividends paid totaled $89.4 million, inclusive of $9.6 million of shares of common stock issued under the DRIP, and excluding $0.3 million paid on unvested restricted stock grants. Dividend payments are dependent on the availability of funds. Our Board of Directors may reduce the amount of dividends paid or suspend dividend payments at any time and therefore dividend payments are not assured.

The following table shows the sources for the payment of dividends to common stockholders for the three months ended March 31, 2012 and June 30, 2012, and the three and nine months ended September 30, 2012 (dollar amounts in thousands):

	Three Months Ended		Three Months Ended		Three Months Ended		Nine Months Ended
	March 31, 2012		June 30, 2012		September 30, 2012		September 30, 2012
	Dividend	Percentage of Dividend	Dividend	Percentage of Dividend	Dividend	Percentage of Dividend	Dividend	Percentage of Dividend
Dividends:
Dividends paid in cash	$24,125		$27,732		$27,930		$79,787
Dividends reinvested (1)	9,589		—		—		9,589
Total dividends	$33,714		$27,732		$27,930		$89,376
Source of dividends:
Cash flows provided by operations (2)	$24,125	72%	$27,732	100%	$27,930	100%	$79,787	89%
Proceeds from issuance of common stock	—	—%	—	—	—	—	—	—%
Common stock issued under the DRIP	9,589	28%	—		$—		9,589	11%
Total sources of dividends	$33,714	100%	$27,732	100%	$27,930	100%	$89,376	100%
Cash flows provided by operations (GAAP basis) (3)	$34,541		$25,614		$25,465		$85,620
Net income (loss) attributable to stockholders (in accordance with GAAP)	$(28,073)		$4,272		$(64,495)		$(88,296)

(1)	Dividends reinvested pursuant to the DRIP, which do not impact our cash flows.

(2)	Dividends paid from cash provided by operations are derived from cash flows from operations (GAAP basis) for the three and nine months ended September 30, 2012.

(3)	Includes the impact of expensing acquisition and transaction related costs as incurred of $0.5 million and $1.2 million for the three and nine months ended September 30, 2012, respectively.

For the years ended December 31, 2011, 2010, 2009 and 2008, 94.1%, 84.8%, 57.3% and 100.0% of the amounts distributed by us were paid from cash flow from operations, respectively, with the balance coming from the proceeds from our IPO.

Loan Obligations

The payment terms of our loan obligations vary. In general, interest-only amounts are payable monthly with all unpaid principal and interest due at maturity. Some of our loan agreements stipulate that we comply with specific reporting and financial covenants mainly related to debt coverage ratios and loan to value ratios. Each loan that has these requirements has specific ratio thresholds that must be met. As of September 30, 2012, we were in compliance with the debt covenants under our loan agreements.

We began the process to garner a corporate credit rating and received our first rating from a major rating agency in late-2010.  By early-2011, we secured a second corporate credit rating from another major rating agency. At September 30, 2012, we were rated 'Ba2' by a major rating agency and 'BB' with a stable outlook by another major rating agency. We intend to focus on improving our balance sheet and performance metrics in keeping with the rating agencies' methodologies. We intend to maintain leverage, coverage and other levels consistent with our existing ratings and to seek to have our ratings increased when appropriate.

As of September 30, 2012, we had non-recourse mortgage indebtedness secured by real estate of $511.1 million, $202.3 million outstanding on our RBS Facility and our $235.0 million Term Loan. As of September 30, 2012, the weighted average effective interest rate on the $948.5 million of total outstanding debt was 3.99%, or 4.40% on permanent debt excluding the RBS Facility, which is a revolving line of credit. The weighted average maturity of permanent debt was 4.71 years. At September 30, 2012, our leverage ratio was 33.8% (defined as total indebtedness divided by total capitalization, which includes the market value of our outstanding common stock plus debt). Our net debt-to-annualized EBITDA ratio (excluding charges related to the Listing, Internalization, Merger and mortgage prepayment) was 6.00 at September 30, 2012.

Our mortgage indebtedness of $511.1 million bore interest at a weighted average effective annualized rate of 5.22% per annum and had a weighted average maturity of 4.69 years. We may in the future incur additional mortgage debt on the properties we currently own or use long-term non-recourse financing to acquire additional properties in the future.

As of September 30, 2012, there was $202.3 million outstanding on our RBS Facility. We had letters of credit in the amount of $0.4 million under our RBS Facility at September 30, 2012. The effective annualized interest rate on our RBS Facility was 2.47% as of September 30, 2012.

In July 2012, we closed on a $235.0 million five-year term loan for which Wells Fargo is the lead arranger. This note payable bears interest at a floating rate based on our corporate leverage ratio and matures in June 2017. As of September 30, 2012, we had $235.0 million outstanding on this note, which bore interest at an effective annualized rate of 2.61%.

Contractual Obligations

The following is a summary of our contractual obligations as of September 30, 2012 (in thousands):

	Total	October 1, 2012 to December 31, 2012	2013 — 2014	2015 — 2016	Thereafter
Principal payments due on mortgage notes payable	$511,144	$443	$38,953	$327,612	$144,136
Interest payments due on mortgage notes payable	126,589	6,699	52,935	33,659	33,296
Principal payments due on note payable	235,000	—	—	—	235,000
Interest payments due on note payable	28,671	1,518	12,079	12,079	2,995
Principal payments due on revolving credit facility	202,307	—	202,307	—	—
Interest payments due on revolving credit facility	9,752	1,308	8,444	—	—
Total	$1,113,463	$9,968	$314,718	$373,350	$415,427

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

Related-Party Transactions and Agreements

Prior to the Internalization, we had agreements with ARC and its wholly-owned affiliates, whereby we paid certain fees or reimbursements to our Former Advisor or its affiliates for acquisition fees and expenses, organization and offering costs, sales commissions, dealer manager fees, asset and property management fees, financing fees and reimbursement of operating costs. See Note 14 — Related Party Transactions and Arrangements to our consolidated financial statements included in this report for a discussion of the various related-party transactions, agreements and fees.

Off-Balance Sheet Arrangements

We had letters of credit in the amount of $0.4 million under the RBS Facility at September 30, 2012. We had $127.3 million of unused borrowing capacity under the RBS Facility at September 30, 2012.

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

As of September 30, 2012, our fixed-rate debt, including debt that has interest rates that are fixed with the use of derivative instruments, had a carrying value of $561.9 million, including discounts and premiums, and a fair value of $589.2 million. Changes in market interest rates on our fixed rate debt impact fair value of the debt, but they have no impact on interest incurred or cash flow. For instance, if interest rates rise 100 basis points and our fixed rate debt balance remains constant, we expect the fair value of our debt to decrease, the same way the price of a bond declines as interest rates rise. The sensitivity analysis related to our fixed-rate debt assumes an immediate 100 basis point move in interest rates from their September 30, 2012 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed rate debt by $25.0 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed-rate debt by $26.7 million.

As of September 30, 2012, we had variable-rate debt with a carrying value of $387.3 million, excluding $54.2 million of variable rate debt that is fixed through the use of hedging instruments. The sensitivity analysis related to our variable-rate debt assumes an immediate 100 basis point move in interest rates from their September 30, 2012 levels, with all other variables held constant. A 100 basis point increase or decrease in variable interest rates on our variable-rate notes payable would increase or decrease our interest expense by $3.9 million annually.

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

No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended September 30, 2012 that has materially affected, or is reasonable likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

The information contained in Note 13 — Commitments and Contingencies — "Litigation" of our notes to consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated by reference into this Item 1.  Except as set forth therein, there have been no material legal proceedings for the nine months ended September 30, 2012.

Item 1A. Risk Factors

There have been no material changes from the risk factors set forth in our December 31, 2011 Annual Report on Form 10-K/A filed with the SEC on May 11, 2012, except as follows:

The proposed merger with Realty presents certain risks to our business and operations.

On September 6, 2012, we signed a definitive agreement and plan of merger with Realty Income Corporation, or Realty, and Tau Acquisition LLC, a wholly owned subsidiary of Realty, or Merger Sub, under which Realty will acquire all of our outstanding shares of common stock in a stock-for-stock transaction.  Pursuant to the terms and subject to the conditions set forth in the merger agreement, at the effective time of the acquisition, our stockholders will receive shares determined using a fixed exchange ratio of 0.2874 of Realty's shares of common stock for each share of our common stock that they own.  Following a stockholder vote by both companies, the transaction is expected to close during the fourth quarter of 2012 or early in the first quarter of 2013, although we cannot assure you that the transaction will close during that time or at all.  We are subject to a number of risks in connection with our proposed merger with Merger Sub.

Prior to closing, the merger may present certain risks to our business and operations, including, among other things, that:

•	if the merger does not occur, we may incur payment obligations to Realty;

•
failure to complete the merger could negatively impact the market value of our common stock and our future business, financial results and prospects, and could cause securities and industry analysts and others who follow our company to lower their expectations regarding our future performance and prospects;

•
consummation of the proposed merger may result in a substantial diversion of time and resources of both our management and other employees and may limit the time available to them to focus on other aspects of our business, including, without limitation, identifying acquisitions and strategic opportunities;

•
due to covenants in the merger agreement, we may be unable, during the pending merger, to pursue certain strategic transactions, undertake certain significant capital projects or financing transactions or pursue other actions that we might consider beneficial, and current and prospective tenants, customers or vendors may delay or defer decisions to enter into leases, agreements or transactions with us;

•	the pending merger could have other adverse effects on our business and operations; and

•
we have incurred substantial expenses and expect to incur additional substantial expenses related to the proposed merger, including legal, accounting, financial advisory, filing, printing and mailing expenses.

In addition, as of October 29, 2012, eight lawsuits had been filed against us, our directors and Realty in connection with the proposed merger, seeking, among other things, to enjoin the merger and rescind the merger agreement, and it is possible that additional lawsuits of this nature may be filed in the future. The complaints allege that our directors breached their fiduciary duties to our stockholders and/or to the company itself and further claim that Realty has aided and abetted those alleged breaches of fiduciary duty. In addition to seeking to enjoin or rescind the merger, the complaints also seek an award of unspecified attorneys' and other fees and costs, in addition to other relief (including damages). An adverse judgment in any of these lawsuits may prevent or delay the consummation of the proposed merger, result in substantial additional expense to us and divert our management's time and resources, which may be substantial, compared to the terms described in this Quarterly Report on Form 10-Q. We cannot assure you as to the outcome of these or any similar future lawsuits, including costs associated with defending these claims or any other liabilities that may be incurred in connection with the litigation or settlement of these claims. Whether or not the plaintiffs' claims are successful, this type of litigation is often expensive and diverts management's time and resources.

These risks, and additional risks associated with the merger, are described in more detail under the heading "Risk Factors" in the joint proxy statement/prospectus contained in Realty's registration statement on Form S-4, which was filed with the SEC on October 1, 2012. Neither the Form S-4 nor the joint proxy statement/prospectus contained therein is incorporated by reference or constitutes a part of this Quarterly Report on Form 10-Q.

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
Brian D. Jones
Chief Financial Officer and Treasurer (Principal Financial Officer)

Date: October 29, 2012

EXHIBIT INDEX

The following documents are filed as part of this quarterly report:

Exhibit No.	Description
2.1 (2)	Agreement and Plan of Merger, dated as of September 6, 2012, among American Realty Capital Trust, Inc., Realty Income Corporation and Tau Acquisition LLC
3.1 (1)	Articles of Amendment and Restatement of the Company
4.2 (2)
First Amendment to Amended and Restated Agreement of Limited Partnership of American Realty Capital Operating Partnership, L.P., dated as of August 30, 2012, by and among American Realty Capital Trust. Inc. and the limited partners party thereto

10.54 (2)	Contribution Agreement, dated as of August 30, 2012, by and among American Realty Capital Trust, Inc., American Realty Capital Operating Partnership, L.P. and ARC Real Estate Partners, LLC
10.55 (3)	Incentive Listing Fee Note Agreement, dated as of September 6, 2012, by and among American Realty Capital Trust, Inc., American Realty Capital Operating Partnership, L.P. and AR Capital, LLC
10.56 (3)
First Amendment to Incentive Listing Fee Note Agreement, dated as of September 10, 2012, by and among American Realty Capital Trust, Inc., American Realty Capital Operating Partnership, L.P. and AR Capital, LLC

14 (1)	Code of Ethics
31.1 *	Certification required by Rule 13a-14(a) or Rule 15d-14(a)*
31.2 *	Certification required by Rule 13a-14(a) or Rule 15d-14(a)*
32.1 *	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and section 1350 of Chapter 63 of Title 18 of the U.S. Code (18 U.S.C. 1350)*
99.1 (2)	Voting Agreement, dated as of September 6, 2012, among American Realty Capital Trust, Inc., Realty Income Corporation, Nicholas S. Schorsch and William M. Kahane
101 *
XBRL (eXtensible Business Reporting Language). The following materials from American Realty Capital Trust, Inc.'s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2012, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Loss, (iii) the Consolidated Statement of Changes in Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements. As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purpose of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

*	Filed herewith.

(1)	Filed as an exhibit to a Current Report on Form 8-K filed with the SEC on August 1, 2012.

(2)	Filed as an exhibit to a Current Report on Form 8-K filed with the SEC on September 6, 2012.

(3)	Filed as an exhibit to a Current Report on Form 8-K filed with the SEC on September 12, 2012.